Form 10KSB
period 2002-12-31
SEARCHHELP INC
filed 2003-04-14
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended: December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -----------------

             Commission file number
                                   -------------------------

SearchHelp, Inc.
----------------
(Name of small business issuer in its charter)

Delaware                                                               11-3621755
---------                                                              ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


1055 Stewart Avenue, Suite 12, Bethpage, New York                      11714
-------------------------------------------------                      -----
(Address of principal executive offices)                               (Zip Code)


Issuer's telephone number (516) 922-4765
                          --------------


Securities registered under Section 12(b) of the Exchange Act: None


Title of each class                                                    Name of each exchange on which registered
-----------------------------------                                    -----------------------------------------
-----------------------------------                                    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)
                    Class A Warrant to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)
                    Class B Warrant to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for its most recent fiscal year are $4,399.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.48 (initial public offering price) as of March 31, 2003 = $1,749,643.20.

The number of shares outstanding of each of the issuer's Common Stock, par value $.0001 was 16,012,000 as of March 31, 2003, the number or outstanding Class A Warrants was 697,000 as of March 31, 2003 and the number or outstanding Class B Warrants was 697,000 as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

PART I

      Item 1.     Description of Business................................................................4
      Item 2.     Description of Property...............................................................16
      Item 3.     Legal Proceedings.....................................................................16
      Item 4.     Submission of Matters to a Vote of Security Holders...................................16

PART II

      Item 5.     Market for Common Equity and Related Stockholder Matters..............................17
      Item 6.     Management's Discussion and Analysis or Plan of Operation.............................17
      Item 7.     Financial Statements..................................................................24
      Item 8.     Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure...................................................47

PART III

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.....................................48
      Item 10.    Executive Compensation................................................................50
      Item 11     Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters............................................51
      Item 12.    Certain Relationships and Related Transactions........................................52
      Item 13.    Exhibits and Reports on Form 8-K......................................................52
      Item 14.    Controls And Procedures...............................................................55
      Item 16.    Principal Accountant fees and services................................................55

EXHIBIT INDEX     ......................................................................................58

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     SearchHelp, Inc. (the "Company" or "SearchHelp") was incorporated in the state of Delaware on September 5, 2001 and is a successor to SH Networks.com, Inc., formerly known as SearchHelp.com, Inc., a New York corporation, incorporated on January 29, 2001, and E-Com Marketing Group, Inc., a New York corporation, incorporated on January 29, 1999. The Company is a start-up company and the Company has developed and acquired a series of products and services, some of which are Internet-based and others of which are to be sold in retail outlets or through direct distribution, but all of which are intended to serve families, local communities, local businesses and institutions and their economic well-being. Several of the Company's products and services are currently available and others are in the final stages of development. The Company is initially focusing its marketing efforts on its S.P.I.K.E. software product.

     THE COMPANY'S WEB SITE. In February 2001, the Company created its own web site, at WWW.SEARCHHELP.COM, which provides a format to allow users to gather information about their local communities and provides a platform to market or display its other products and services. Since that time the Company has further enhanced and developed its web site to be ready for its other products and services. Its web site will become fully operational upon completion of development of its other products and services.

     The Company has also developed a web site template product called "Community Builder." This product was designed for local communities that have a need for an interactive site that will be adaptable to the needs of their community. The Company's technology allows the community to control the content of their Community Builder web sites and also to display their content on the SearchHelp web site. The Company's first Community Builder web site for Central Islip, New York, located in Suffolk County on Long Island, is currently operational. The Community Builder template was completed in December 2002 and became available for customer use in February 2003.

     THE COMPANY'S OTHER PRODUCTS AND SERVICES. In addition to its web-based products and services, the Company is offering products for parents to better care for their children, namely, S.P.I.K.E. and Child Shield. S.P.I.K.E. is a software package designed to enable parents to monitor their child's behavior on the Internet. The Company has an exclusive license for S.P.I.K.E. The Company is in the process of developing S.P.I.K.E., which will be ready for distribution and sale by the end of May 2003. Child Shield is an emergency response system for missing children. The Company acts as a distributor for Child Shield.

     The Company intends to assist communities nationwide by offering strategic advice for economic development in problem areas such as unemployment, housing, education and transportation. The Company recently entered into its first Economic Development Consulting Agreement with the Oyster Bay-East Norwich

School District to assist them in developing an Internet Cafe for its community and schools. SearchHelp is currently assisting the school district in the setting-up of an educational technology program and seeking a local company to sponsor the school district to pay its fee.

     The Company offers advertising space on both its own web site and the local Community Builder web sites to businesses and organizations. This product is completely developed and is currently being marketed through the Central Islip Community Builder web site.

     The Company also has completed development of a classified advertising service for employment and other business opportunities. This product is currently being marketed as a feature of the Community Builder web site.

     The Company has also developed other products and services described later in this section. Except for the Company's insignificant revenues from its web site hosting service, the Company currently has no revenues from its products and services.

     In addition to marketing the Company's products and services through conventional channels, the Company has developed what it believes is an innovative approach to utilizing relationships with schools and other not-for-profit organizations to generate interest and to share in the Company's revenues for products and services sold utilizing their resources.

CURRENT FINANCING TRANSACTIONS

     On September 23, 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC"), file No. 33-97687 to raise up to $4,000,000. The effective date of the Company's initial public offering ("IPO") was January 22, 2003. The IPO commenced on such date and was scheduled to close on April 30, 2003. The Company will file a Post-Effective Amendment to the Form SB-2 Registration Statement with the SEC to extend the IPO to June 30, 2003. The IPO is a best efforts offering with no required minimum amount to be raised. Robert M. Cohen & Co., Inc. (the "Placement Agent") is the placement agent for the IPO. Through the IPO, the Company is offering 8,000,000 units (the "Units"), at a purchase price of $0.50 per Unit. Each Unit consists of one share of common stock, $.0001 par value (the "Common Stock"), one class A warrant to purchase a share of Common Stock at $0.75 per share for an exercise period of 5 years ("Class A Warrants") and one class B warrant to purchase a share of Common Stock at $1.75 per share for an exercise period of 7 years ("Class B Warrants"). The Company will pay the Placement Agent a commission of 10% of the proceeds of all Units placed by the Placement Agent and non-accountable expenses of 3% of the proceeds of all the Units placed by the Placement Agent. The Company will also compensate the Placement Agent by giving it warrants to purchase up to 800,000 Units at a purchase price of $.985 per Unit for an exercise period of 5 years, which means the Placement Agent will receive one Placement Agent warrant to purchase one Unit for every 10 Units sold by the Placement Agent. Upon the exercise of a warrant and the payment of the exercise price, the Placement Agent will acquire one share of Common Stock, a class A warrant to purchase one share of common stock at a purchase price of $.985 per share for an exercise period of 5 years and a class B warrant to purchase one share of common stock exercisable at a purchase price $2.285 per share for an exercise period of 5 years. As of March 31, 2003, the Company has sold 697,000 Units for a total of $348,500 raised and the Company has paid the Placement Agent $34,850 in commissions.

OTHER FINANCING TRANSACTIONS

     In October 2002, the Company raised $25,000 for operations by issuing a promissory note bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. This note, together with accrued interest, was due February 2003.

     In July 2002, the Company raised $50,000 for operations by issuing 2 promissory notes each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in November 2002.

     In May 2002, the Company raised $75,000 for operations by issuing 3 promissory notes, each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in September 2002.

     Commencing in December 2001 through February 2002, the Company raised an additional $325,000 of operating capital by issuing 13 $25,000 promissory notes, each bearing interest at 10% per annum. Each of the 13 notes is payable in full on the 60th day following its issuance. Each noteholder has the right to acquire 10,000 shares of common stock at a price of $.01 per share if his or her note is not repaid in full, together with accrued interest, on the due date and an additional 5,000 shares of common stock at a price of $.01 per share for each month thereafter that the note is not repaid in full. As of December 31, 2002, none of these notes were repaid and, as a result, these noteholders were then entitled to purchase 780,000 shares of common stock for an aggregate price of $7,800. Prior to December 31, 2002, an aggregate of 310,000 shares of common stock have been purchased by noteholders for $3,100. As of March 31, 2003, an additional 5,000 shares of common stock have been purchased by a noteholder for $50. Three notes, aggregating $75,000, have been repaid on March 5, 2003.

     In September 2001 and October 2001, the Company raised $50,000 for operations by issuing promissory notes bearing interest at 10% per annum, plus an approximate 10% penalty interest if bot paid when due. These notes, together with accrued interest, were repaid in full in February 2002.

     All of the above-referenced  notes were raised by a placement agent, Robert
M. Cohen & Co, Inc. who received a 10% commission on the amount raised.

EMPLOYEES

     The Company currently has 4 full-time professional, technical, and support personnel. The Company anticipates hiring 3 additional full-time employees in the next year, provided that the Company raises sufficient funds in its IPO to enable it do so.

PRODUCTS AND SERVICES

THE FOLLOWING ARE THE COMPANY'S PRODUCTS AND SERVICES:

     A. THESE PRODUCTS AND SERVICES ARE EITHER IN THEIR FINAL STAGE OF DEVELOPMENT OR IN THEIR FINAL TESTING STAGE.

     1.   SECURE PROTECT IDENTIFY KIDS EVERYWHERE (S.P.I.K.E.)

     S.P.I.K.E. is a software product that SearchHelp is in the process of developing. The Company anticipates that it will launch and sell the product by May 2003. SearchHelp does not own the technology. SearchHelp has an exclusive license agreement with eDocusign, Inc. SearchHelp owns the trademark on the name S.P.I.K.E. and owns the trademark on the look and feel of the character known as S.P.I.K.E. SearchHelp will manufacture, market and distribute S.P.I.K.E. in the retail market. We intend that the retail price for S.P.I.K.E. will be $34.95.

     This software package is designed to enable parents to monitor their child's behavior on the Internet. It is expected to block and filter out inappropriate web sites on AOL, Netscape and Internet Explorer. Key words will be used to block sites, similar to blocking channels for family viewing on cable television. S.P.I.K.E. has its own custom browser and custom permission security levels for all users which allows parents to control the Internet access levels for different age users by providing a password. The application will also monitor children's Internet communications. It will highlight the use of inappropriate language, log the screen names of the individuals with whom children are instant messaging, and filter potentially inappropriate personal discussions through the use of artificial intelligence.

     2.   AUTOBROKER SOFTWARE

     The Company has developed a software application called the "AutoBroker." This product was recently completed and will be tested by local used car dealerships. Testing should be completed by May 2003 and the Company expects the product then to be available for marketing. The product will be available as a download from the SearchHelp web site and through the Community Builder template product. This product provides auto dealers the ability to upload their existing auto inventory into the AutoBroker application. From the application the dealers can automatically add their inventory to SearchHelp's auto classifieds section, thus giving their business additional exposure for their inventory. In addition, the application provides the business with tracking, updating and printing capabilities for their inventory.

     B.  THE FOLLOWING PRODUCTS AND SERVICES ARE COMPLETED AND TESTED:

     3.   CHILD SHIELD

     The Company entered in to a distribution agreement with Protect-A-Child America, a distributor of Child Shield, in May 2002. Pursuant to the terms of the agreement, SearchHelp will market the Child Shield product. The Company recently presented Child Shield at the National PTA Convention in Texas. As of

October 2002, the Company began marketing Child Shield through a mail campaign directed towards a group of PTAs that attended the 2002 National PTA Conference. The Company is currently in the process of reevaluating the effectiveness of this product.

     Child Shield kits are sold through distributors who independently market and sell the product. SearchHelp is an independent distributor of Child Shield and does not own or manufacture the product. Child Shield has 2 components: (1) to reduce the number of lost, missing, abducted, and runaway children in America by providing parents with simple, easy-to-follow educational materials that will provide their children with important knowledge that can help to prevent such a tragedy, and (2) to offer victim parents and law enforcement agencies an all-inclusive source for immediate assistance in distributing information that is vital to the recovery effort of a missing child. If a Child Shield registered child should ever become missing, the Child Shield product is designed to act immediately by providing both local and far-reaching assistance to the child's family and to the police agency handling the investigation.

     The emergency response component is based on parents sending a videotape and a photo of their child to register the child's video and photo with Child Shield. In the event of a missing child, the Child Shield emergency response will work together with local law enforcement officials and use the video and picture to help find the child.

     The current price is $34.95. As a distributor, SearchHelp is compensated as follows: $5 for each of the first 499 unit sales; $10 for each of the next 500 unit sales; $12.50 for each of the next 1,500 unit sales; and $15 for every sale above 2,500 units. To date the Company has not made any sales of this product. The Company's first mailing was sent to a small target audience of 300 PTA members in September 2002. The Company followed up with another mailing in October 2002.

     4.   ECONOMIC DEVELOPMENT PROGRAM

     The Economic Development Program is fully designed, but has not generated revenues because the Company has just started this program in November 2002. The Company cannot predict when it will receive revenues from this program.

     The Company intends to assist communities nationwide through its partnership with National Economic Development Advisors, LLC ("National") by offering strategic advice for economic development in problem areas such as unemployment, housing, education and transportation. National will act as a consultant in connection with the Company's program for a three-year period. The Company will pay National 55% of any profits generated as a result of consulting with nonprofit organizations.

     Through the Company's program, the Company will offer guidance to communities seeking funding sources and grant opportunities. The Company will also help create not-for-profit organizations (if none exist) in these communities to implement its strategic plan. Fees will either be at a fixed rate, starting at $5,000, or will be calculated on a time and materials basis, depending upon the economic development needs of the community.

     SearchHelp  recently  entered  into  an  Economic  Development   Consulting
Agreement with the Oyster Bay-East Norwich School District to assist them in developing an Internet Cafe for its community and schools. The Company is currently assisting the school district in the setting-up of an educational technology program and approaching a local company to sponsor the school district to pay its fee.

     5.   WEB SITE HOSTING

     The Company recently completed and began marketing its web site hosting product. Since September 2002 the Company has signed up 90-web site hosting customers. The Company's revenues have averaged between $500 to $550 per month. The Company offers three basic plans: Value Plan for $13.95 per month, Standard Plan for $19.95 per month and an E-Commerce Plan for $44.95 per month. Web hosting is a service that is widely available by various providers. However, the Company's approach of marketing this product to local small businesses through its Community Builder web site product, its chamber of commerce program and its reseller program differentiates the Company from its competition. To assist in its marketing efforts, SearchHelp will offer chambers of commerce, resellers and local townships a small economic incentive for each sale.

     6. "COMMUNITY BUILDER" TEMPLATE WEB SITE

     The Community Builder template product was recently completed in December 2002 and is currently being used in Central Islip, New York, which is located in Suffolk County on Long Island. The Company is actively engaged in discussions with other towns and communities to provide them with the Community Builder web site and its other related products.

     The Community Builder template is a web site template software package that the Company has developed which it will use as a prototype web site for each of the communities that hire the Company to build their web site. It is a templated web site because the engine for the technology that drives the web sites is the same for all communities. The software has been built as a template which will allow the Company to customize a web site for each community. The Company will offer a number of choices in terms of design and color scheme. The Company's programmers will do the programming in-house at SearchHelp and SearchHelp will host the Community Builder template web sites on its servers.

     The Company's technology allows local towns and communities to control the content for their own Community Builder web site and to display their content on the SearchHelp web site. Communities can promote SearchHelp products and services and receive a share in its revenues from the sales generated. The Company will link the community web sites to the SearchHelp web site and allowing users of either web site to have access to the content from both web sites. The product is flexible in that it can also be offered to smaller populations such as nonprofit organizations or chambers of commerce.

     Central Islip is the first community that is using this product. The Company designed and donated the Community Builder template web site to the town of Central Islip (WWW.CENTRALISLIP.ORG) to serve as its first beta test web site. The template involves extensive programming which connects directly to the SearchHelp database in order to duplicate events and information on both web sites.

     Future community web sites will be developed and hosted by SearchHelp for a fee. The Company will offer all communities SearchHelp's products and services and return 20% of all revenues derived from that site to that particular community. The Community Builder template is built as a modular system. This allows for reduced costs for future community sites. The community will be charged a one-time fee of approximately $2,000 to $5,000 for the development of a unique web site look for their community and a monthly hosting fee of approximately $50 to $100. By building the community template as a modular system, the Company can easily create a unique community design for each customer and integrate the new look with the technology that drives the back-end module. This provides an affordable and interactive product for the community while helping to maximize SearchHelp's profit. Because the Company has not yet begun a broad marketing campaign for this product, at this time the Company can not determine whether it will be successful.

     Many local communities may already have a web site. However, the Company anticipates that lower income and working class communities will seek its Economic Development services and they will be less likely to have a web site. The Community Builder template web site is therefore directly linked and marketed with the Company's Economic Development Program.

     7.   CLASSIFIED ADVERTISEMENTS

     SearchHelp Classified Advertisement product is currently complete. This product is currently being used by Central Islip in its Community Builder web site and is being marketed to other towns and communities.

     Users of the classified advertisements can list items they have for sale according to specific categories. All entries run for 30 days. The user is prompted to renew within 5 days of the ad expiring. Images can be uploaded to help sell an item. The fee for this service is $10 for the first 30 days and an additional $5 after the initial 30 day period for up to 60 additional days. The Company will offer unlimited listing for autos for $199 per 60 days or $999 a year to used car dealers. Categories include real estate, autos, computers, home merchandise, pets, marine, business opportunities and job/career listings. Listing employers or agencies will be able to post up to two job openings for 30 days at a cost of $79. Renewals will cost $29 for each additional 30-day period. Companies can post 5 to 12 job openings for $199 for 30 days and $79 for each additional 30-day period. Companies or agencies can buy access for an unlimited amount of job postings for 1, 3, 6 and 12 month periods for $249, $498, $949 and $1,850 respectively.

     8.   ONLINE ADVERTISING ON WWW.SEARCHHELP.COM
                                ------------------

     The Company has developed a range of advertising opportunities for its web site. All these advertising products have been created. This product is currently being used by Central Islip in its Community Builder web site and is being marketed to other towns and communities.

                  a) Run-of-the-site display and banner ads - These are ads that display throughout the site. Prices range from $75 to $300 per month.

                  b) Run-of-the-site roll down banner ad - This type of ad enlarges from a 468x60-pixel ad to a 468x370-pixel ad. It enlarges by rolling down similarly to a movie screen when a user rolls over the banner ad with their mouse. Prices will range from $125 to $320 per month.

                  c) Industry targeted sponsor ads - These ads are customized and can resemble newspaper ads. There are eight industry categories from which to choose and they are constantly visible for the entire length of the ad. The price for this service will be $150 per month or $240 for 3 continuous months.

                  d) Pop-up billboard ads - These ads appear every time a viewer visits the site. The price for this service starts at $80 per month.

                  e) Menus On-line - The Company will offer restaurants the ability to include their menu with their business listing. Restaurants will be able to fax, upload or mail them to the Company. There will be 4 different programs to choose from. Packages range in price from $90 to $240 per year.

                  f) On-line Coupons - The Company intends to offer merchants the ability to post coupons to their business listing, the coupon section and the local web site section (if the merchant has a web site) for one price. The coupon is expected to be able to be changed as often as the merchant would like. The Company's streamlined creation tool allows the merchant to create a coupon from scratch or upload an existing coupon. Prices start at $39 per month.

                  g) Industry targeted sponsor links - These are text links that reside on the same category-specific pages as the sponsor ads. The links are constantly visible and direct viewers to the sponsor's site or ad. They are expected to be an inexpensive form of creating strong name recognition within a community. The price for this service is $50 per month.

     On-line advertising is available on most web sites, however, it is usually expensive or too broad in its scope of coverage for small businesses. On the Company's web site and community template site, the advertising is locally targeted and has been priced so that it is affordable for small businesses. These products will be marketed from local chambers of commerce, townships and the Company's Economic Development Program directly to their local business community.

     9.   PDA COMPATIBLE CORPORATE CALENDAR

     The Company's PDA Compatible Corporate Calendar product is developed and completed. This product is currently being used by Central Islip in its Community Builder web site and is being marketed to other towns and communities.

     The Company's PDA compatible virtual calendar product is located on WWW.SEARCHHELP.COM. Businesses can sign up for the product directly on the web site and then gain access to their corporate calendar by a user name and password security. The technology was built into the SearchHelp web site. It is not downloaded from the SearchHelp web site nor is it a software application that is sold separately.

     This PDA offers businesses a calendar application where they can add their corporate logo and incorporate their company colors and style. Employees will have password-protected access to a corporate branded calendar from any location where there is Internet access. They will be able to schedule meetings, send reminders, access their contact list, e-mail and a to-do-list, and synchronize the calendar with their hand held devices. The price for the product will be based on the number of users per company using the service, but will start at $7.95 per month for up to two users and $59.95 per month for plans that accommodate more than 30 users.

MARKETING

     The Company will primarily focus its initial marketing efforts on S.P.I.K.E., its online monitoring software for families since management believes that S.P.I.K.E has the best prospects of the Company's various products to provide short term revenues for the Company and its operations. In order to reach the targeted audience for S.P.I.K.E., the Company has been and intends to continue to approach corporate sponsors, schools and retailers, to attend trade shows and to conduct satellite media tours. The Company also intends to advertise S.P.I.K.E. in print publications. The Company still intends to pursue developing and marketing its other products and services; however, the success of the S.P.I.K.E. software and the amount of funds raised in the IPO will determine when, how and if each of the Company's other products and services will be marketed.

     In order to attract schools as marketing partners for the Company's products and services, the Company will offer public and private schools an on-line interactive calendar. The Company has a database of schools throughout the country that it will target. The full-page calendar displays school meetings and activities, newsletter information and it links to school web sites. The school can also email the calendar to the students' families in a text format. An authorized person is required to sign up the school for the program. Information is added to the calendar from a secure password-protected system.

TECHNOLOGY

     SearchHelp's computer system is currently built on Microsoft's Windows 2000 Server technology. Each rack-mounted server contains Dual Intel PIII CPU's with at least 512mbs of RAM. The database system contains redundant servers working together to deliver high quality performance. The storage is housed on an external RAID array system that allows multiple servers to share the data all at one time. Management believes this technology provides a more stable environment and eliminates downtime due to hardware failure.

WEB SITE

     William Bozsnyak and Debbie Seaman, the Company's founders and 2 of its 4 full-time employees created the SearchHelp web site. The Company also utilizes the services of 2 independent contractors who designed and maintain its web site and develop its computer programming. The web site runs from the Company's servers in two locations. The main server is located in a data center in Commack, New York. A back-up server and development server are located in the Company office in Bethpage, New York.

     The Company's web site was designed around local communities connected by a customized national network. In addition to the Company's community and business based web site programs, the Company provides for the consumer a place to find regional information and entertainment. The Company also offers users the ability to check their personal e-mail, as well as classifieds, event listings, personal calendar and personal folder.

     To add quality content, increase traffic and hold down advertising costs, the Company intends to form strategic alliances to develop content and make barter marketing arrangements with various local media companies, community organizations, banks, credit card companies, local school districts, national associations, tourism bureaus and chambers of commerce. In addition, the Company intends to work with other on-line entities that wish to enhance and extend their brand, obtain additional traffic, generate new revenues, offer benefits and/or provide localized information services. A wireless web presence for SearchHelp content is also planned, as this will allow the Company "on the go" viewers uninterrupted access. The Company also intends to offer multilingual content, reaching out to the growing population of non-English speaking Internet users and thus increasing viewership.

MATERIAL AGREEMENTS

     The Company has entered into the 7 material agreements described below.

     1. On November 26, 2001, the Company entered into an Internet Advertising Agreement with Lifetyme, Inc., a Delaware corporation ("Lifetyme") that sells nonprescription vitamins. Lifetyme expects to advertise on the Company's web site and in certain of the Company's marketing materials in order to increase its brand recognition and to increase sales. Lifetyme will pay the Company an advertising fee which will be determined on a per project basis. The initial term of the agreement is 18 months, but the Company has the right to extend the term for an additional 18 months. The Company continues to evaluate its relationship with Lifetyme. The Company is uncertain at this time if this agreement will be extended.

     Upon execution of the agreement, the Company granted Lifetyme the right to purchase 500,000 shares of common stock for a purchase price of $.001 per share, a total of $500. The fair value of the securities at the time the right was issued was $.09 per share as determined by using the Black-Scholes Option Pricing Model for determining fair value. Lifetyme assigned this right to certain of its shareholders who exercised the right immediately. If the Company extends the term of the agreement, Lifetyme and/or its shareholders will have the right to purchase up to an additional 500,000 shares of the Company's common stock for a purchase price of $.001 per share, a total of $500. If the Company extends the agreement, the excess of the fair value of the securities issued over the $500 purchase price, if any, will be charged to operations.

     Because Lifetyme is still a development stage company, the arrangements between the Company and Lifetyme may never go into effect. In addition, as the Company and Lifetyme further develop, the arrangements may change.

     2. On December 20, 2001, the Company entered into a Teaming Agreement with National Economic Development Advisors, LLC, a New York limited liability company ("National"). National is an expert in community development and serves as a consultant to not-for-profit organizations. The Company engaged National for 3 years as a consultant in connection with the Company's Economic Development Program and will pay National 55% of any net profits generated as a result of National's services. Martin R. Cantor and Noel C. Bonilla, the principals of National, are both members of the Company's Advisory Board.

     3. On December 15, 2001, the Company entered into a Software Development and Rights Transfer Agreement with Benjamin Kolts, an independent consultant. Mr. Kolts assists the Company in web site programming, applications and design. The Company pays Mr. Kolts an hourly fee of $25. Mr. Kolts does business as ESP Interactive.

     4. On December 26, 2001, the Company entered into a one-year Data Products License Agreement with Acxiom Corporation, an Arkansas corporation ("Acxiom"), to provide the Company's web site with a telephone directory for use by the Company's customers. The Company pays Acxiom a monthly fee of $6,500. The agreement will automatically renew for additional one-year periods. To date the Company has not paid any monthly fees since the database that Acxiom will provide the Company is not yet complete. Acxiom has currently updated their system and sent the Company new files with corrected data. The Company is in the process of ensuring the data is correct.

     5. On May 14 , 2002, the Company entered into a 3-year marketing agreement with Protect-a-Child America. Protect-a-Child America is a registered agent for Child Shield USA which sells Child Shield kits through distributors who independently market and sell the product. SearchHelp is now a distributor of Child Shield. Child Shield has 2 components: (1) to reduce the number of lost, missing, abducted, and runaway children in America by providing parents with simple, easy-to-follow educational materials that will provide their children with important knowledge that can help to prevent such a tragedy, and
(2) to offer victim parents and law enforcement agencies an all inclusive source for immediate assistance in distributing information that is vital to the recovery effort of a missing child. If a Child Shield registered child should ever become missing, the Child Shield product is designed to act immediately by providing both local and far-reaching assistance to the child's family and to the police agency handling the investigation. Pursuant to the terms of the agreement, SearchHelp will market the Child Shield product. SearchHelp is compensated as follows: $5 for each of the first 499 unit sales; $10 for each of the next 500 unit sales; $12.50 for each of the next 1,500 unit sales; and $15 for every sale above 2,500 units. Renewals of membership will be deemed to be a sale of a unit for purposes of determining SearchHelp's commission. The agreement will automatically renew for additional one-year periods.

     6. On June 6, 2002, the Company entered into a 5-year License and Distribution Agreement with eDocusign, Inc., a Delaware corporation, to be the exclusive licensee to manufacture, package, promote, advertise, market and sell the Secure Protect Identify Kids Everywhere (S.P.I.K.E.) in the United States through December 31, 2003 and the non-exclusive licensee thereafter for the term of the agreement. Under the agreement, the Company will pay eDocusign $50,000 within 45 days after the close of the IPO and $4.00 for each S.P.I.K.E. product the Company sells. The agreement does not have any renewal terms.

     7. On October 18, 2002, the Company entered into a Consulting Agreement with the Oyster Bay-East Norwich School District to assist in organizing and creating a special purpose company to perform not-for-profit technology training services for the education of its students. Under the agreement, the school district will pay the Company a consulting fee of $5,000, which is subject to securing the necessary financing.

PUBLIC SERVICE

     The Company intends to help local communities by assisting them in promoting the attractions and benefits within the communities by working with all of their existing resources, including nonprofit organizations and local public schools.

     The Company expects to provide nonprofit organizations with resources to better reach their targeted population locally and nationwide through its online services and to allow them to add and edit information at their own convenience from a secure password protected environment.

     The Company will also work closely with local school systems by providing them with a school calendar program. Both public and private schools will be able to add and edit information in a secure password protected environment which can be accessed by authorized individuals from the school.

     Local and national nonprofit organizations also need a comprehensive and centralized on-line location where they can inform the public and market their programs. SearchHelp intends to provide this service to these groups and, in so doing, will generate exposure for both the nonprofit organization and the SearchHelp brand name.

COMPETITION

     The Company's competition on the Internet comes from three areas. The first is other small business solutions providers. The second is major nationwide portals, such as CitySearch, Yahoo and AOL. The third is the hundreds of local web sites around the country which are dedicated solely to an individual city or region. The nationwide portals concentrate mainly on major cities and large suburban population centers. The information they provide is generic for small businesses or communities that are unable to do business with these nationwide portals since it is too expensive to advertise on their web site and their web sites lack the small local community nature.

     The local or regional web sites throughout the country provide good local information, but have many limitations. The local sites are typically poorly publicized and have a narrow focus providing content only on one localized region. Viewers may have to exit the site to locate information about other areas or simply to find movie schedules, financial content, sports or other generic content. Like their nationwide portal counterparts, many of these regional sites have a prohibitive cost structure. One of the major reasons both portal types are cost prohibitive for small businesses and communities is the expense associated with having a sales force.

     The Company's non-Internet competition are local offices of economic development across the country and other companies offering small business solution products that are similar to the Company's services and product line. The majority of local offices of economic development are considered to be understaffed and they are largely unable to meet the needs of their communities. Throughout the country there are companies offering products to small businesses. The Company intends to provide products and services that are affordable and practical. SearchHelp also has its web site as an Internet feature for additional marketing exposure that non-Internet based businesses cannot provide.

     SearchHelp has both Internet and non-Internet capabilities and the Company's web site combines aspects of both the nationwide portal and the localized web site community. The Company will allow viewers to surf from region to region with ease and will offer local content, as well as generic information. The Company expects to be able to manage overhead, due to community-based programs and other distribution channels, while also keeping the Company's products and services within the average budgets of small businesses in the United States.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company is leasing an executive office located at 1055 Stewart Avenue, Suite 12, Bethpage, New York 11714. The term of the lease is three years beginning on December 1, 2000. The rent for the premises is $1,082 per month or $12,984 per year.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On September 23, 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission, file no. 33-97687, to raise up to $4,000,000. The effective date of the Company's initial public offering ("IPO") was January 22, 2003. The IPO commenced on such date and is scheduled to close on April 30, 2003. The IPO is a best efforts offering with no required minimum amount to be raised. Robert M. Cohen & Co., Inc. is the placement agent for the IPO. Through the IPO, the Company is offering 8,000,000 units (the "Units"), at a purchase price of $0.50 per Unit. Each Unit consists of one share of common stock, $.0001 par value (the "Common Stock"), one class A warrant to purchase a share of Common Stock at $0.75 per share (the "Class A Warrant") and one class B warrant to purchase a share of Common Stock at $1.75 per share (the "Class B Warrant"). As of March 31, 2003, the Company has sold 697,000 Units for a total of $348,500 raised. $34,850 in commissions was paid to the placement agent and a $7,500 fee was paid to establish an IPO escrow account leaving net proceeds of $306,150. Of the $306,150, the Company used approximately $198,153 as follows:
$84,377 to repay a portion of the Company's debt, including interest, $50,000 for accounting and legal fees and $63,776 to pay down accounts payable.

     The Company intends that the Common Stock, the Class A Warrants and the Class B Warrants will be listed on the OTC Bulletin Board. After the IPO closes, the Common Stock, the Class A Warrants and the Class B Warrants will each receive a trading symbol.

     At March 31, 2003, there were approximately 50 holders of record of the Common Stock, approximately 9 holders of record of the Class A Warrants and approximately 9 holders of record of the Class B Warrants.

     Since its organization, the Company has not paid any cash dividends on the Common Stock, nor does it plan to do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to complete and sell the Company's products and services, (b) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (c) regulatory or legal changes affecting the Company's business or
(d) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

PLAN OF OPERATION

     Management has determined that, based upon an assumption that the Company earns no revenues during the 12 month period following the commencement of its initial public offering, the Company will need $1,030,000 in order to fund the Company's operations for that period, and, thus, given the expenses of the offering and the amounts required to pay outstanding debts and expenses, the Company will need to raise at least $2,400,000 in its initial public offering to have this $1,030,000 available. As of March 31, 2003 the Company has raised only $348,500 in its IPO which is scheduled to terminate on April 30, 2003, the Company is filing an amendment to its Registration Statement in order to extend the termination date to June 30, 2003. See "Current Financing Transaction" below. The $2,400,000 will be expended as follows: placement agent commissions of $240,000 and offering expenses of $300,000, accrued expenses of $250,000, debt of $515,000, plus interest and first year expenses of $1,030,000. If the Company does earn revenues, the Company will need less funds from its initial public offering to cover the Company's expenses and, thus, the Company will have more funds available for business development. The Company expects to need at least an additional $1,442,500 for the second 12 months' operational expenses and to accomplish additional plans. Therefore, unless the Company raises $4,000,000 in its IPO, the Company will need either to raise additional funds or realize revenues from its business activities to meet its cash requirements for the next 2 years. It is important to note, if the Company fails to raise at least $2,400,000 in its initial public offering or fail to earn substantial revenues, the Company will not be able to pay its obligations and have operating capital for the next year. The Company will then have to try to make arrangements with its creditors and seek other sources of capital. If the Company is not successful in those efforts, the Company may have to cease operations and the investment in the Company may be lost. At present, the Company is totally dependent upon the proceeds of its initial public offering to continue to operate as a going concern.

     In the next 12 months of operation, the Company's main goal will be to maximize revenue quickly by marketing S.P.I.K.E., its online monitoring software for families. In order to gain exposure for S.P.I.K.E. and reach the targeted audience for S.P.I.K.E., the Company has been and intends to continue to approach corporate sponsors, schools and retailers, to attend trade shows and to conduct satellite media tours. The Company also plans to attend PTA conventions and structure fundraising programs for all interested schools and organizations around this product. Fundraising programs offer additional benefits because schools and organizations will be promoting the Company's products to their families as they seek to have a successful fundraiser. Currently, there are plans to attend 4 to 5 Parent-Teacher Association (PTA) conventions during 2003. The Company also intends to advertise S.P.I.K.E. in print publications. S.P.I.K.E. will also gain added exposure, as it will be offered in retail stores.

     The Company is marketing its web-based products and services, which include hosting, PDA office calendars, software applications, classifieds and eight different advertising products to local businesses starting with the New York State region. The Company is marketing these businesses through the Community Builder site. Community Builder sites are designed pre-loaded with all of the Company's web-based products and services and are being marketed to local Chambers of Commerce, Town Halls, Civic Associations and other types of community membership organizations. The Company will return 20% of the revenue generated by these sites to the individual communities that purchase the site. The Company will also return a total of 5% of the revenue generated from the site to the local schools selling the Company's products.

     Depending upon the amount raised in its initial public offering, the Company will allocate $40,000 of the advertising and marketing budget to attend conferences and conventions, $30,000 for direct response mailings, $65,000 for advertising in print media and $30,000 for co-op advertising with retail chains carrying the S.P.I.K.E. product. The Company believes that focusing the Company's efforts on these groups and marketing through them will be effective in targeting and reaching the maximum number of customers that would be most interested in the Company's products and services. This strategy will enable the Company to stay within its marketing and advertising budget during the next 12 months of operation.

     The Economic Development Program is fully designed, but has not generated revenues because the Company has just started this program in November 2002. The Company cannot predict when it will receive revenues from this program. The Company intends to assist communities nationwide through its partnership with National Economic Development Advisors, LLC ("National") by offering strategic advice for economic development in problem areas such as unemployment, housing, education and transportation. National will act as a consultant in connection with the Company's program for a three-year period. The Company will pay National 55% of any profits generated as a result of consulting with nonprofit organizations.

     SearchHelp  recently  entered  into  an  Economic  Development   Consulting
Agreement with the Oyster Bay-East Norwich School District to assist them in developing an Internet Cafe for its community and schools. The Company is currently assisting the school district in the setting-up of an educational technology program and approaching a local company to sponsor the school district to pay its fee.

     The Company started development on a software application known as the "AutoBroker" on or about the end of April 2002 and completed development in July 2002. The AutoBroker software will be tested by and possibly marketed to used car dealers in May 2003. The price for this service is yet to be determined.

     To date the Company has spent $8,500 on research and development for the AutoBroker and $30,000 on research and development for S.P.I.K.E.

CURRENT FINANCING TRANSACTION

     On September 23, 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC"), file No. 33-97687 to raise up to $4,000,000. The effective date of the Company's initial public offering ("IPO") was January 22, 2003. The IPO commenced on such date and is scheduled to close on April 30, 2003. The Company will file a Post-Effective Amendment to the Form SB-2 Registration Statement with the SEC to extend the IPO to June 30, 2003. The IPO is a best efforts offering with no required minimum amount to be raised. Robert M. Cohen & Co., Inc. (the "Placement Agent") is the placement agent for the IPO. Through the IPO, the Company is offering 8,000,000 units (the "Units"), at a purchase price of $0.50 per Unit. Each Unit consists of one share of common stock, $.0001 par value (the "Common Stock"), one class A warrant to purchase a share of Common Stock at $0.75 per share for an exercise period of 5 years ("Class A Warrants") and one class B warrant to purchase a share of Common Stock at $1.75 per share for an exercise period of 7 years ("Class B Warrants"). The Company will pay the Placement Agent a commission of 10% of the proceeds of all Units placed by the Placement Agent and non-accountable expensed of 3% of the proceeds of all the Units placed by the Placement Agent. The Company will also compensate the Placement Agent by giving it warrants to purchase up to 800,000 Units at a purchase price of $.985 per Unit for an exercise period of 5 years, which means the Placement Agent will receive one Placement Agent warrant to purchase one Unit for every 10 Units sold by the Placement Agent. Upon the exercise of a warrant and the payment of the exercise price, the Placement Agent will acquire one share of Common Stock, a class A warrant to purchase one share of common stock at a purchase price of $.985 per share for an exercise period of 5 years and a class B warrant to purchase one share of common stock exercisable at a purchase price $2.285 per share for an exercise period of 5 years. As of March 31, 2003, the Company has sold 697,000 Units for a total of $348,500 raised and the Company has paid the Placement Agent $34,850 in commissions.

OTHER FINANCING TRANSACTIONS

     In October 2002, the Company raised $25,000 for operations by issuing a promissory note bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. This note, together with accrued interest, was due February 2003.

     In July 2002, the Company raised $50,000 for operations by issuing 2 promissory notes each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in November 2002.

     In May 2002, the Company raised $75,000 for operations by issuing 3 promissory notes, each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in September 2002.

     Commencing in December 2001 through February 2002, the Company raised an additional $325,000 of operating capital by issuing 13 $25,000 promissory notes, each bearing interest at 10% per annum. Each of the 13 notes is payable in full on the 60th day following its issuance. Each noteholder has the right to acquire

10,000 shares of common stock at a price of $.01 per share if his or her note is not repaid in full, together with accrued interest, on the due date and an additional 5,000 shares of common stock at a price of $.01 per share for each month thereafter that the note is not repaid in full. As of December 31, 2002, none of these notes were repaid and, as a result, these noteholders were then entitled to purchase 780,000 shares of common stock for an aggregate price of $7,800. Prior to December 31, 2002, an aggregate of 310,000 shares of common stock have been purchased by noteholders for $3,100. As of March 31, 2003, an additional 5,000 shares of common stock have been purchased by a noteholder for $50. Three notes, aggregating $75,000, have been repaid on March 5, 2003.

     In September 2001 and October 2001, the Company raised $50,000 for operations by issuing promissory notes bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were repaid in full in February 2002.

     All of the above-referenced  notes were raised by a placement agent, Robert
M. Cohen & Co, Inc. who received a 10% commission on the amount raised.

PLANS FOR SUPPLEMENTAL FINANCING

     The Company expects to raise at least $2,400,000 in its initial public offering so that it will be able to pay all of the offering expenses, pay all of its outstanding debt, plus interest and the Company's payables, and have sufficient operating capital for its first year of operations. Of course, the Company may not raise that amount and, therefore, it may not have funds from its initial public offering sufficient to carry out its operating plan. If the Company does not raise sufficient funds from its initial public offering to carry out its plan, the Company intends to carry out the following steps to allow the Company to continue to operate and to enable it to reach the point where it begins to generate revenues and, perhaps, have sufficient revenues to cover its operating expenses:

     1. The Company will negotiate with all of the holders of its existing debt to seek to extend the time for payment for at least one year, with only interest, not principal, payable during that time. Although the Company has not yet had formal discussions with any debt holder, the Company has had informal discussions with certain key holders as well as the placement agent for most of the Company's debt placement and preliminary indications are favorable. Of course, there is no assurance that all, or most, of debt will thus be extended.

     2. The Company will approach the payees of its trade payables and seek to extend the time for payment of all of its payables. Again, the Company has had no formal discussions to this end, but preliminary discussions have again been favorable.

     3. The Company will seek additional private debt capital and, perhaps, private equity capital, to provide funds for operations. The Company has had informal discussions with its placement agent and it will not have formal discussions until the public offering has terminated.

Management believes that all of these steps, if taken together, will provide the Company with the operating capital and the time necessary to enable the Company to carry out the key elements of its business plan, at least to the point of actively marketing S.P.I.K.E. and Child Shield and operational launching of its web site and the Community Builder web site. The Company would likely delay the launching of its other products and services until its revenues were sufficient to enable the Company to do so.

LIQUIDITY AND CAPITAL RESOURCES

     SearchHelp has funded its operations primarily by issuing notes and to a lesser extent, by the sale of common stock. From inception through December 31, 2002, SearchHelp raised gross cash proceeds of $5,600 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of December 31, 2002, SearchHelp had cash and cash equivalents of $1,012 and a working capital deficiency of $1,056,728.

     SearchHelp's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, SearchHelp has not received any significant cash flow from operations. Based on SearchHelp's current plans, SearchHelp believes the proceeds from its initial public offering will provide it with sufficient capital resources to fund its operations for at least the next twelve months. Expectations about SearchHelp's long-term liquidity may prove inaccurate if SearchHelp's plans change. As SearchHelp increases sales from its products and services, SearchHelp expects to increase cash flow from operations.

     Net cash used in operating activities for the year ended December 31, 2002 was $6,812 and $186,241 for the year ended December 31, 2001. The net cash used in operating activities in each period was primarily attributed to SearchHelp's net loss, as adjusted for the compensatory element of noteholders' purchase rights. Such losses, together with the adjustments in depreciation and amortization, prepaid expenses, and increase in accounts payable and accrued expenses, were funded principally by the net proceeds received from the sales of stock.

     Net cash used in investing activities for the year ended December 31, 2002 was $112,030 and for the year ended December 31, 2001 was $73,560, reflecting acquisitions of property, equipment and license costs.

     Net cash provided from financing activities was $14,322 in the year ended December 31, 2002, representing the net proceeds from issuance of common stock and debt and $355,919 in the year ended December 31, 2001, representing the net proceeds from issuance of common stock and debt.

SUMMARY OF THE COMPANY'S SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission recently issued Financial Reporting Release No. 60 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy. For a summary of the Company's significant accounting policies, including the critical accounting policies discussed below, please refer to the accompanying notes to the financial statements.

     Accounting for revenues requires management's judgment as to the nature, timing and extent of recording and recognizing revenues when earned under its various programs. Revenues generated under a time value contract requires management's judgment as to when revenues are earned and the related costs are incurred throughout the life of the contract. Income from membership fees, advertising income and web site services will be earned on a pro rata basis while income from the Company's product lines will be recognized when shipped.

     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company must continually determine if a permanent impairment of its long-lived assets has occurred and write down the assets to their fair values and charge current operations for the measured impairment.

     The Company has issued, and may continue to issue, its common stock for services. In September 2001 the Company's legal counsel accepted 100,000 shares of common stock as payment for $9,000 in general legal services rendered ($.09 per share). Subsequent to that date, the Company has issued common stock and rights to purchase common stock, such as in connection with the Lifetyme, Inc. agreement. The Company has issued stock rights to noteholders as additional interest in addition to the notes' stated 10% interest. The cost associated with these transactions was based on a fair value of $.09 per share which is the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. Absent a current public market for the Company's common stock, the Company believes its stated fair value assigned to these transactions to be reasonable.

ITEM 7. FINANCIAL STATEMENTS.

                                SEARCHHELP, INC.
                          (A Development Stage Company)






                                    I N D E X




                                                                                                               Page No.
                                                                                                               --------

INDEPENDENT AUDITORS' REPORT ............................................................................         F-2


FINANCIAL STATEMENTS:


    Balance Sheets as at December 31, 2002 and 2001 .....................................................         F-3


    Statements of Operations
       For the Years Ended December 31, 2002 and 2001
       and Cumulative from January 29, 1999
       (Inception) to December 31, 2002 ................................................................          F-4


    Statements of Stockholders' Capital Deficiency
       For the Years Ended December 31, 2002 and 2001 ...................................................         F-5


    Statements of Cash Flows
       For the Years Ended December 31, 2002 and 2001
       and Cumulative from January 29, 1999
       (Inception) to December 31, 2002..................................................................      F-6 - F-7


    Notes to Financial Statements .......................................................................      F-8 - F-21

WEINICK
 SANDERS                                                           1375 BROADWAY
   LEVENTHAL & CO., LLP                                NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
                       CERTIFIED PUBLIC ACCOUNTANTS                 212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
SearchHelp, Inc.

We have audited the accompanying balance sheets of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2002 and 2001, and the related statements of operations, stockholders' capital deficiency and cash flows for the years ended December 31, 2002 and 2001 and cumulative from January 29, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and cumulative from January 29, 1999 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has a working capital deficiency of $1,056,728 and a stockholders' capital deficiency of $665,268 at December 31, 2002 and as a development stage company has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WEINICK SAMDERS LEVENTHAL & CO., LLP



New York, N. Y.
January 17, 2003 (Except for Notes 1(a) and
12(a) as to which the date is January 22, 2003)

                                SEARCHHELP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                   A S S E T S

                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                              2002                  2001
                                                                                           ----------            ----------

Current assets:
  Cash                                                                                     $   1,012             $ 105,532
  Accounts receivable                                                                          3,716                     -
  Prepaid expenses                                                                             3,693                 3,403
                                                                                           ----------            ----------
        Total current assets                                                                   8,421               108,935
                                                                                           ----------            ----------

Property and equipment - at cost,
  less accumulated depreciation                                                               23,234                 9,556
                                                                                           ----------            ----------

Other assets:
  Software development costs, less accumulated
    amortization of $124,054 and $65,168, respectively                                        93,798                88,854
  Deferred financing costs, less accumulated
    amortization of $51,875 and $15,000, respectively                                            625                12,500
  Deferred promotional incentives, less accumulated
    amortization of $2,950                                                                        -                 41,550
  Deferred license costs, less accumulated
    amortization of $5,833                                                                    44,167                     -
  Deferred registration costs                                                                234,681                25,000
  Security deposit                                                                             2,155                 2,155
                                                                                           ----------            ----------
        Total other assets                                                                   375,426               170,059
                                                                                           ----------            ----------

                                                                                           $ 407,081             $ 288,550
                                                                                           ==========            ==========

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY

Current liabilities:
  Note payable - bank                                                                         39,450                39,450
  Notes payable - other                                                                      475,000               275,000
  Current portion of long-term debt                                                            4,672                     -
  Due to stockholders                                                                        130,008                86,771
  Accounts payable and accrued expenses                                                      416,019                29,875
                                                                                           ----------            ----------
        Total current liabilities                                                          1,065,149               431,096
                                                                                           ----------            ----------

Long-term debt, less current portion                                                           7,200                     -
                                                                                           ----------            ----------

Commitments and contingencies                                                                     -                      -

Stockholders' capital deficiency:
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding - 15,310,000 and
    15,000,000 shares, respectively                                                            1,531                 1,500
  Additional paid-in capital                                                                 230,494               165,025
  Deficit accumulated in the development stage                                             ( 897,293)            ( 302,621)
  Stock subscriptions receivable                                                                  -              (   6,450)
                                                                                           ----------            ----------
        Total stockholders' capital deficiency                                             ( 665,268)            ( 142,546)
                                                                                           ----------            ----------

                                                                                           $ 407,081             $ 288,550
                                                                                           ==========            ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                              Cumulative From
                                                       For the Year                For the Year              January 29, 1999
                                                           Ended                       Ended                  (Inception) to
                                                     December 31, 2002           December 31, 2001           December 31, 2002
                                                     -----------------           -----------------           -----------------
Revenues                                                 $     4,399              $          -                 $      16,094
                                                        --------------           -----------------           -----------------

Operating expenses:
  Selling                                                     48,620                      12,807                      63,139
  Web site costs                                              62,150                      52,841                     114,991
  Software development                                        49,715                         -                        49,715
  General and administrative                                 178,189                      92,910                     326,091
  Amortization and impairment of
    deferred promotional incentives                           41,550                       2,950                      44,500
  Depreciation and amortization                               64,897                      36,397                     132,746
                                                        --------------           -----------------           -----------------
Total operating expenses                                     445,121                     197,905                     731,182
                                                        --------------           -----------------           -----------------

Loss from operations                                       ( 440,722)                  ( 197,905)                  ( 715,088)
                                                        --------------           -----------------           -----------------

Other expenses:
  Interest                                                    54,675                       8,885                      67,930
  Compensatory element of
    noteholders - purchase rights                             62,400                         -                        62,400
  Amortization of deferred
    financing costs                                           36,875                      15,000                      51,875
                                                        --------------           -----------------           -----------------
Total other expenses                                         153,950                      23,885                     182,205
                                                        --------------           -----------------           -----------------

Net loss                                                 ($  594,672)                  ($221,790)                  ($897,293)
                                                        =============            =================           =================


Per share data:
  Loss per share - basic and diluted                        ($.04)                      ($.02)
                                                        =============            =================


Weighted average number of
  shares outstanding                                      15,084,395                   9,411,273
                                                        =============           =================

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' CAPITAL DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                           Deficit
                                                                                         Accumulated                       Total
                                                                            Additional     in the          Stock       Stockholders'
                                                       Common Stock          Paid-In     Development   Subscriptions      Capital
                                                   --------------------
                                                   Shares        Amount      Capital         Stage       Receivable      Deficiency
                                                  ---------     ---------    --------     ---------    -------------   ------------
Balance at January 1, 2001                        6,616,910      $   662     $  1,338    ($ 80,831)     $     -         ($ 78,831)

Loans converted to common stock                   1,123,090          112      103,963           -             -            104,075

Common stock subscribed                           7,160,000          716        6,234           -        ( 6,450)              500

Common stock issued for
  services rendered                                 100,000           10        8,990           -             -              9,000

Promotional incentives with respect
  to exercise of stock purchase rights                  -            -         44,500           -             -             44,500

Net loss for the year ended
  December 31, 2001                                     -            -            -      ( 221,790)           -         ( 221,790)
                                                  ---------     ---------    --------     ---------    -------------   ------------

Balance at December 31, 2001                     15,000,000        1,500      165,025    ( 302,621)      ( 6,450)       ( 142,546)

Proceeds from exercise of
  noteholders' purchase rights                      310,000           31        3,069           -             -              3,100

Payment of subscriptions                                -            -             -            -           6,450            6,450

Compensatory element of
  noteholders' purchase rights                          -            -         62,400           -             -             62,400

Net loss from the year ended
  December 31, 2002                                     -            -            -      ( 594,672)           -         ( 594,672)
                                                  ---------     ---------    --------     ---------    -------------   ------------

Balance at December 31, 2002                    15,310,000       $ 1,531     $ 230,494   ($897,293)     $     -         ($665,268)
                                                ===========     =========    =========   ==========    =============   ============

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative From
                                                                For the Year             For the Year           January 29, 1999
                                                                   Ended                    Ended                (Inception) to
                                                             December 31, 2002        December 31, 2001        December 31, 2002
                                                             -----------------        -----------------        -----------------
Cash flows from operating activities:
  Net loss                                                       ($594,672)               ($221,790)               ($897,293)
                                                                 ----------               ----------               ----------
  Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
    Compensatory element of
      noteholders' purchase rights                                  62,400                       -                    62,400
    Depreciation                                                     4,178                    1,339                    6,859
    Amortization of deferred financing costs                        36,875                   15,000                   51,875
    Amortization of software
      development costs                                             54,886                   35,058                  120,054
    Amortization and impairment of
      deferred promotional incentives                               41,550                    2,950                   44,500
    Amortization of deferred license costs                           5,833                       -                     5,833
    Common stock issued for legal fees                                  -                     9,000                    9,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                        (   3,716)                       -                 (  3,716)
      Prepaid expenses                                           (     290)                (  3,403)                (  3,693)
      Security deposits                                                 -                  (  1,076)                (  2,155)
      Accounts payable and accrued expenses                        386,144                 ( 23,319)                 415,195
                                                                 ----------               ----------               ----------
  Total adjustments                                                587,860                   35,549                  706,152
                                                                 ----------               ----------               ----------

Net cash provided by (used in)
  operating activities                                           (   6,812)                (186,241)                (191,141)
                                                                 ----------               ----------               ----------

Cash flows from investing activities:
  Equipment purchases                                            (   2,200)                (  6,380)                ( 10,804)
  Software development costs                                     (  59,830)                ( 67,180)                (213,852)
  Deferred license costs                                         (  50,000)                      -                  ( 50,000)
                                                                 ----------               ----------               ----------
Net cash used in investing activities                            ( 112,030)                ( 73,560)                (274,656)
                                                                 ----------               ----------               ----------

Cash flows from financing activities:
  Due to stockholder                                                43,237                 (  8,979)                 130,008
  Note payable - bank                                                   -                    39,450                   39,450
  Notes payable - other                                            200,000                  275,000                  475,000
  Loans payable                                                         -                   104,075                  104,075
  Equipment loans                                                (   3,784)                (  1,627)                (  6,593)
  Sale of common stock                                               3,100                      500                    5,600
  Deferred financing costs                                       (  25,000)                ( 27,500)                ( 52,500)
  Deferred registration costs                                    ( 209,681)                ( 25,000)                (234,681)
  Proceeds from stock
    subscriptions receivable                                         6,450                      -                      6,450
                                                                 ----------               ----------               ----------
Net cash provided by financing activities                           14,322                  355,919                  466,809
                                                                 ----------               ----------               ----------

Net increase (decrease) in cash                                  ( 104,520)                  96,118                    1,012

Cash at beginning of period                                        105,532                    9,414                      -
                                                                 ----------               ----------               ----------

Cash at end of period                                             $  1,012                 $105,532                 $  1,012
                                                                 ==========               ==========               ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                               Cumulative From
                                                              For the Year              For the Year           January 29, 1999
                                                                  Ended                    Ended                (Inception) to
                                                            December 31, 2002        December 31, 2001        December 31, 2002
                                                            -----------------        -----------------        -----------------

Supplemental Disclosures of
    Cash Flows Information:

  Cash payments made during period for:

    Interest                                                 $    13,619              $   6,166                 $  24,155
                                                            =================        =================        =================


Supplemental Schedules of Noncash
    Investing and Financing Activities:

  Assets acquired for debt                                   $    15,656              $     -                   $  19,289
                                                            =================        =================        =================

  Deferred promotional incentives acquired
    through exercise of common stock
    purchase rights                                          $       -                $  44,500                 $  44,500
                                                            =================        =================        =================

  Common stock issued for legal fees                         $       -                $   9,000                 $   9,000
                                                            =================        =================        =================

  Loans converted to common stock                            $       -                $ 104,075                 $ 104,075
                                                            =================        =================        =================

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  1 -  PLAN OF ORGANIZATION:

        (a)  Organization and Presentation of Financial Statements:

                  SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2002, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $1,056,728 and a stockholders' capital deficiency of $665,268 at December 31, 2002.

                  These conditions raise  substantial  doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan provides services and solutions for small businesses, local institutions and individuals in small communities throughout the United States of America, with a local focus. Management has also entered into an agreement with a placement agent to offer for sale to the public, on a best efforts basis, the Company's securities for up to $4,000,000 before offering costs, which became effective on January 22, 2003.

                  Since the Company has not generated  significant  revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, the proceeds before offering costs from the sale of the Company's securities must be a minimum of $2,400,000 in order for the Company to complete the anticipated portion of its business plan and continue to remain in business for the next twelve months. Even if the Company is successful in receiving the $2,400,000 from the offering, management believes the Company will need additional financing to continue operating.

                  If the  Company  does not  raise  sufficient  funds  from this offering to carry out its plan, it intends to perform the following steps to allow the Company to continue to operate and to enable it to reach the point where it begins to generate revenues and, perhaps, have sufficient revenues to cover its operating expenses:

             1. Management will negotiate with all of the holders of the Company's existing debt to seek to extend the time for payment for at least one year, with only interest, not principal, payable during that time. Although the Company has not yet had formal discussions with any debt holder, management has had informal discussions with certain key holders as well as the placement agent for most of the Company's debt placement and preliminary indications are favorable. Of course, there is no assurance that all, or most, of the Company's debt will thus be extended.

             2. Management will approach the payees of the Company's trade payables and seek to extend the time for payment of all of its payables. Again, management has had no formal discussions to this end, but preliminary discussions have again been favorable.

             3. Management will seek additional private debt capital and, perhaps, private equity capital, to provide funds for operations. Management has had informal discussions with the Company's placement agent and will not have formal discussions until the public offering has terminated.

                  Management   believes  that  all  of  these  steps,  if  taken
             together, will provide the Company with the operating capital and the time necessary to enable the Company to carry out the key elements to its business plan, at least to the point of actively marketing S.P.I.K.E. and Child Shield and operational launching of its own web site and the community builder web site. Management would likely delay the launching of the Company's other products and services until its revenues were sufficient to enable it to do so.

        (b)  Principal Business Activity:

                  The  Company  intends  to  provide  small  businesses  with an on-line forum to enhance their business and increase their revenues through business applications such as customized web site, advertising and other products and services. The Company also intends to assist in marketing and improvement of local communities through fee based community development services. In addition, the Company intends to provide access to educational assistance and access to other products and services tailored to and for local communities. The Company started development of software products intended for sale to the public. One of these products is ready for market testing prior to commencing initial sales anticipated to begin the first quarter of 2003 and another should be ready for sale to customers in the second quarter of 2003. The implementation of these plans, according to management, is dependent on the successful proposed public offering of the Company's common stock.



NOTE  2 -  SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

        (a)  Basis of Presentation:

                  The  accompanying  financial  statements have been prepared in accordance with accounting principles generally accepted in the United States of America.


        (b)  Revenue Recognition:

                  Through   December  31,   2002,   the  Company  did  not  have
             significant revenues and is in the development stage. Upon the completion of its web site, the Company will recognize revenues, if any, in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment. The Company intends to donate 20% of revenues it derives from each local community organization that purchases a community builder website to a community service organization of its choice.


        (c)  Use of Estimates:

                  The  preparation  of financial  statements in conformity  with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2 -  SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:  (Continued)

        (d)  Depreciation and Amortization:

                  Depreciation  of  property  and  equipment  is provided by the straight-line method over the estimated useful lives of the related assets ranging from five to seven years. Significant improvements are capitalized; maintenance and repairs are charged to income. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss, if any, is reflected in income.

                  Costs  associated with the development of software that is not intended for sale are capitalized. Costs incurred in the securing of financing and for promotional incentives are also capitalized. Amortization of software development costs, finance costs and promotional incentives is provided by the straight-line method, over estimated useful lives of three years, sixty days and eighteen months, respectively.


        (e)  Earnings Per Share:

                  The  Company   adopted   Statement  of  Financial   Accounting
             Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.


        (f)  Stock Based Compensation:

                  The  Company  elected  to use the  intrinsic  value  method to account for future options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees". The Company will disclose the pro forma effect of accounting for stock options under the fair value method. For transactions in which goods and services are the consideration received for the issuance of common stock, the accounting shall be the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued.

NOTE  2 -  SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:  (Continued)

        (g)  Software Research and Development Costs:

                  Research  and  development  costs are  expensed  as  incurred.
             Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $49,715 which were charged to operations in connection with the initial development phase of two products.


        (h)  Advertising Costs.

             1. The Company expenses ordinary advertising and promotion costs as incurred. The Company incurred no advertising and promotion costs prior to January 1, 2001. Advertising and promotion costs were $10,377 for the year ended December 31, 2001 and $43,754 for the year ended December 31, 2002.

             2. The Company amortizes promotional incentives under an eighteen-month advertising agreement with Lifetyme, Inc. Amortization costs charged to operations under the agreement were $2,950 for the year ended December 31, 2001 and for the year ended December 31, 2002 were $41,550. These promotional incentives have been fully amortized because management determined they have no future benefit to the Company.


        (i)  Recently Issued Accounting Pronouncements:

                  In June 2001, the Financial  Accounting Standards Board (FASB)
             issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

                  In August 2001, the FASB issued SFAS No. 143,  "Accounting for
             Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

NOTE  2 -  SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:  (Continued)

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement addresses financial accounting for the impairment or disposal of long-lived assets and discontinued operations.

                  In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for
             Costs Associated with Exit or Disposal Activities." This pronouncement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value only when the liability is incurred.

                  In December  2002,  the FASB issued SFAS 148  "Accounting  for
             Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method.

                  The Company believes the adoption of these pronouncements will not have a material impact on the Company.



NOTE  3 -  PROPERTY AND EQUIPMENT.

                  Property and equipment consist of the following:



                                                       December 31,
                                                2001                2002
                                             ----------        -----------

Computers                                     $11,434           $  29,290
Furniture and fixtures                            803                 803
                                             ----------        -----------
                                               12,237              30,093
Less:  Accumulated depreciation                 2,681               6,859
                                             ----------        -----------

                                              $ 9,556           $  23,234
                                             ==========        ===========


                  Depreciation  expense  charged  to  operations  was $4,178 and
             $1,339 for the years ended December 31, 2002 and 2001 respectively.



NOTE  4 -  INTANGIBLE ASSETS.

                  In accordance with the American  Institute of Certified Public
             Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company capitalized costs of $59,830 and $67,180 for years ended December 31, 2002 and 2001, respectively. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2002 and 2001 was $54,886 and $35,058, respectively.

                  In connection with the December 31, 2001 private  placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee or $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $36,875 and $15,000 for the years ended December 31, 2002 and 2001, respectively.

                  In   November   2001  the  Company   capitalized   $44,500  in
             promotional incentives upon a vendor exercising stock purchase rights in accordance with provisions contained in an advertising agreement which expires in April 2003. The Company had been amortizing the costs over the agreement period of eighteen months. At December 31, 2002, these promotional incentives have been fully amortized ($41,550 for the year ended December 31, 2002) because management determined they have no future benefit to the Company.



NOTE  5 -  NOTES PAYABLE - BANK.

                  The  Company  has a $50,000  revolving  line of credit  with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate, which was 6.5% at December 31, 2002. At December 31, 2002 and 2001, $39,450 of the line has been utilized. The debt is guaranteed by the current Vice President, CFO and CEO of the Company and is collateralized by marketable securities which he owns with a fair market value of approximately $33,000 at December 31, 2002 and 2001, respectively.



NOTE  6 -  NOTES PAYABLE - OTHER.

        (a) During December 2001, the Company initiated a private placement offering to raise capital in order to fund the creation of its web site. The offering consisted of thirteen $25,000 notes bearing interest at 10% per annum payable in sixty (60) days from issuance. If the notes were not repaid in full on their due dates, then each note holder has the right to purchase 10,000 shares of the Company's common stock at $.01 per share and then 5,000 shares at the end of each additional thirty (30) day period the notes remain outstanding. The variance between the purchase right's exercise price per share and the fair value of the securities acquired will be charged to operations as additional interest. Additionally, the placement agent was to be paid ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs is charged to operations over the sixty (60) day term of the notes.

        (b) At December 31, 2001, the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold at par value. Interest expense on these notes amounted to $32,728 and $1,199 during the years ended December 31, 2002 and 2001, respectively. A placement agent fee of $22,500 was paid and $5,000 accrued through December 31, 2001 and $25,000 paid during the year ended December 31, 2002 and are reflected on the accompanying balance sheet as deferred financing costs. During the year ended December 31, 2002, an additional compensatory element interest charged to operations for the excess of the fair value of the notes holders purchase rights received over their exercise price was $62,400. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

             During the year ended December 31, 2002 the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550.

             At December 31, 2002, the note holders were entitled to receive purchase rights to acquire 470,000 common shares in the aggregate of $4,700 of which the Company's former CFO has rights to acquire an additional 5,000 shares for an aggregate of $50. For each successive 30-day period each note remains outstanding, the note holder is entitled to receive rights to purchase up to an additional 5,000 shares of common stock at the purchases price of $.01 per share. Management does not anticipate repaying the notes prior to February 2003, at which time the note holders will have purchase rights to an aggregate of 600,000 shares of the Company's common stock at $0.01 per share.

        (c) Included in the caption "Notes Payable - Other" are bridge loans in the amount of $50,000, received in September and October 2001, bearing interest at 10% per annum which were paid in February 2002.

             Included in the caption "Notes Payable - Other" are bridge loans in the amount of $75,000 received during May 2002 bearing interest at 10% per annum. The notes were due in September 2002 and the interest rate increased to 20% at that time.

             Included in the caption "Notes Payable - Other" are bridge loans in the amount of $50,000 received during July 2002 bearing interest at 10% per annum. These notes were due in November 2002 and the interest rate increased to approximately 20% at that time.

             Included in the caption "Notes Payable - Other" is a bridge loan in the amount of $25,000 received during October 2002 bearing interest at 10% per annum. This note is due January 30, 2003. If the note is not repaid by the due date the interest rate increases to approximately 20% at that time.

NOTE  7 -  LOAN PAYABLE - EQUIPMENT.

                                                               December 31,
                                                       -------------------------
                                                          2001        2002
                                                        --------    ----------

Obligation under equipment financed, payable
  in monthly installments of $158 through
  February 28, 2002, and $495 through
  March 16, 2005 including interest at 23%
  and 13%, respectively, and collateralized
  by the equipment. The liability at
  December 31, 2001 of $824 is included in
  accounts payable and accrued expenses                $ 824           $ 11,872

Less:  Current portion                                   824              4,672
                                                       -------         --------

                                                       $   -           $  7,200
                                                       =======         ========


NOTE  8 -  DUE TO STOCKHOLDERS.

                  At December 31, 2002 and  December  31, 2001,  the Company was
             indebted to the Vice President and CFO of the Company in the amount of $71,951 at December 31, 2002 and $115,188 at December 31, 2001
             and to its President in the amount of $14,820 for cash working capital advances made to the Company. These advances are non-interest bearing. Both of the officers do not expect repayment of these advances until the Company has sufficient cash flow to sustain operations for eighteen (18) months.



NOTE  9 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                  Accounts payable and accrued expenses consist of the following at:

                                                             December 31,
                                                     ---------------------------
                                                       2002              2001
                                                     ---------         ---------

Professional fees                                    $224,795           $ 9,737
License costs                                          50,000                -
Placement agent fee                                        -              5,000
Interest on notes payable                              43,774             2,719
Payroll taxes                                              -              3,348
Consultants                                            43,170                -
Sundry operating expenses                              54,280             9,071
                                                     ---------         ---------

                                                     $416,019           $29,875
                                                     =========         =========

NOTE 10 -  INCOME TAXES.

                  The Company  does not have any  currently  payable or deferred federal or local tax benefit for the years ended December 31, 2002 and 2001. At December 31, 2002, the Company had a net operating loss carryforward amounting to approximately $688,000 available to reduce future taxable income, which expires in the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset of approximately $220,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                    For the Year Ended       For the Year Ended
                                                    December 31, 2001        December 31, 2002
                                                    ------------------       -----------------
Loss before income taxes                          ($594,700)               ($221,800)
                                                  ==========               ==========

Expected statutory tax benefit                     ($75,400)    (34.0%)    ($202,200)    (34.0%)

Tax benefit attributable to loss utilized
  by "S" Corporation stockholders                    37,600      17.0%          -

Non deductible expenses,
  primarily amortization                              6,700       3.0%        12,900      2.0%

Net operating loss valuation reserve                 31,100      14.0%       189,300      32.0%
                                                   ---------                ---------

Total tax benefit                                  $   -                    $   -
                                                  ==========               ==========

NOTE 11 -  COMMON STOCK.

                  On September 5, 2001, the founding shareholders subscribed for
             6,660,000 common shares for an aggregate of $6,450. The subscriptions were paid in January, February and July 2002 and are reflected as stock subscriptions receivable in the financial statements as at December 31, 2001.

                  On September 5, 2001,  the  shareholders  of SH  Networks.com,
             Inc. (SHN) and the Company agreed to merge SHN into the Company. The SHN shareholders received 6,616,910 shares of the Company's common stock in exchange for all of the outstanding capital stock of SHN. At the date of the merger, SHN's liabilities exceeded its assets by $131,461. Simultaneously with the merger, certain creditors agreed to exchange $104,075 in debts for 1,123,090 shares of the Company's common stock ($.09 per share).

                  September 5, 2001,  counsel for the Company  accepted  100,000 shares of the Company's common stock as partial payment for services rendered. The fair value of the services rendered and the shares at date of issuance was $9,000 ($.09 per share).

                  On  November  26,  2001,  the   individual   assignees  of  an
             advertising agreement exercised the purchase right contained in the agreement to acquire 500,000 shares of the Company's common stock for $500. The fair value for the securities issued was $45,000 ($.09 per share) on the date of issuance, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

                  Commencing in February 2002 through  December 2002, seven note holders exercised their purchase rights and acquired 310,000 common shares for $3,100 in cash. The variance between the fair value of the common shares issued of $24,800 and the cash proceeds received was charged to operations as additional interest expense. The fair value per share used to determine the interest charge was $.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.


NOTE 12 -  COMMITMENTS AND CONTINGENICES.

        (a)  Initial Sale of the Company's Securities to the Public.

                  The Company entered into a agreement with a placement agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses. The Company has agreed to give the placement agent warrants to purchase up to 800,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock and a class A redeemable warrant to purchase one share of common stock exercisable at $2.285 per share for five years. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital.


        (b)  Stock Purchase Rights.

                  Certain notes payable  include a default penalty that entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002 the note holders received rights to acquire 780,000 common shares at $.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 is charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 common shares and are entitled to exercise purchase rights to acquire an additional 470,000 common shares at $.01 each.

                  The fair  value  used to  determine  the  additional  interest charge was determined on each date the holders were entitled to additional rights. The fair value used by management to determine the additional interest charge was $.09, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. If the Company is successful in its sale of its securities to the public and the note holders purchase the common shares through the exercise of the purchase rights they own as at December 31, 2002, the excess of the fair value of the securities the note holders would receive and the purchase amount would be approximately $230,000, which is in accordance with the provisions of Financial Accounting Standards Board Opinion No. 123 "Accounting for Stock Based Compensation.


        (c)  License and Distribution Agreement.

                  In  June  2002,  the  Company  entered  into a 5 year  license agreement to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company will pay the licensor $50,000 from the proceeds of its initial public offering, if any, and a royalty of $4 for each product sold. At December 31, 2002, the unamortized portion of the deferred license fee is $44,167 and the liability of $50,000 is included in accounts payable and accrued expenses.


        (d)  Lease:

                  The  Company is  obligated  under an  operating  lease for its office, which expires on December 1, 2003 at an annual rent of $12,960.


        (e)  Internet Advertising Agreement.

                  The Company  entered  into an Internet  Advertising  Agreement with Lifetyme, Inc., a development stage company. The agreement anticipates that Lifetyme will advertise on the Company's web site and in certain of the Company's marketing materials for which Lifetyme will pay the Company a fee to be determined on a per project basis. The original term of the agreement is for 18 months with the Company having the option to extend the agreement for an additional 18 months.

                  At  the  inception  of  the  agreement,  the  Company  granted
             Lifetyme, Inc. a right to purchase 500,000 shares of the Company's common stock for $500 cash. This right was assigned to certain shareholders of Lifetyme, Inc. who exercised the right. At the time of the exercise of the common stock purchase right the deemed fair value of the Company's common stock was $.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value (which was for services rendered to the Company). The difference between the $500 price paid by Lifetyme, Inc. upon exercise of the purchase right and the intrinsic fair value of the Company's common stock ($.09) of $44,500 which was classified in the financial statements as deferred promotional incentives and was being amortized over the life of the advertising agreement (18 months) in accordance with the provisions of EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Amortization charged to operations in 2001 was $2,950. Amortization charged to operations during the nine months ended September 30, 2002, until management determined the contract had no currently future benefit in September 2002, was $19,777.

                  Through  August 2002,  no benefit had arisen from the contract with Lifetyme and management determined its value was fully impaired because it does not appear that any income will arise from the contract prior to its expiration. Accordingly, the unamortized portion of the contract of $21,773 was written off and charged to operations in September 2002.

                  The  Company  has not  cancelled  the  contract  and  may,  if conditions warrant it, exercise its option to extend the agreement. If and when the Company does extend the agreement, the variance between the fair value of the shares exercisable under the purchase right and the purchase price of $500 cash (currently $44,500) will be capitalized and amortized over the life of the agreement (18 months). This measurement date, which is the exercise date, is in accordance with the provisions of EITF 98-16.


        (f)  Employment Agreements:

                  In  March  2000,   William  Bozsnyak  entered  into  a  3-year
             employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Mr. Bozsnyak became Chief Executive Officer, President and Treasurer of SearchHelp. Currently, Mr. Bozsnyak is the Vice-President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company. The agreement provides for a base salary of $80,000, which will commence upon the completion of this offering with gross proceeds of at least $2,400,000, with a minimum annual 5% increase.

                  In March 2000,  Debbie Seaman entered into a 3-year employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Ms. Seaman became Vice President and Secretary of SearchHelp. Currently, Ms. Seaman is the President and Secretary of the Company. The agreement, as amended, provides for a base salary of $70,000, which will commence upon the completion of this offering with gross proceeds of a least $2,400,000, with a minimum annual 5% increase and a salary of $36,000, during the period which will commence upon the Company raising in excess of $1,000,000 in this offering until the completion of this offering.

                  Each employment agreement will be automatically  extended each year unless notice is received by either the employee or us.

                  Both  Mr.  Bozsnyak  and Ms.  Seaman  will  receive  incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the
             Company's compensation committee. If and when the Company establishes a stock option plan, each of them will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant.



NOTE 13 -  QUARTERLY FINANCIAL INFORMATION (UNAUDITED).

                  The Company's  quarterly  financial  data,  for the year ended
             December 31, 2002 follows below. Management does not deem comparable quarterly data for the years ended December 31, 2001 and 2000 as meaningful and accordingly has been omitted.

                                         1st                    2nd                   3rd                   4th
                                        Quarter               Quarter               Quarter                Quarter
                                      ---------             ----------            ---------             ----------
Net loss                              ($268,106)            ($ 34,498)            ($165,054)             ($127,014)
                                      ==========            ==========            ==========             ==========

Loss per share                          ($.02)               $   -                  ($.01)                 ($.01)
                                      ==========            ==========            ==========             ==========

Shares used in
  computation                         15,008,111            15,033,186            15,111,800             15,162,008
                                      ==========            ==========            ==========             ==========

                                      F-21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     All directors of the Company hold office until the next annual meeting of the Company's shareholders and until their successors are duly elected and qualified, or until their earlier death, resignation or removal. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     Directors of the Company who are salaried employees of the Company do not receive any additional compensation for serving as a director and the directors who are not salaried employees of the Company do not receive any compensation for serving as a director.

     The Audit Committee is comprised of two non-employee directors. The Audit Committee is responsible for overseeing and monitoring management's and the Company's independent auditors' participation in the financial reporting process. The Audit Committee must recommend the Company's financial statements for a particular period to the Board of Directors before the Company may include them in any report filed with the Securities and Exchange Commission. The Audit Committee also performs such other duties as are set forth in its written charter. Directors do not receive any compensation for serving on the Audit Committee.

     The Compensation Committee is comprised of two non-employee directors. The Compensation Committee is responsible for determining the compensation of the Chief Executive Officer and the other senior executives of the Company and to establish policies for senior management.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company has a board of directors comprised of 4 members. Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. The members of the Company's board of directors and the Company's executive officers are:

Name                                 Age          Position
----                                 ---          --------

William Bozsnyak                     42           Director, Chief Executive Officer, Chief
                                                  Financial Officer, Chairman of the Board,
                                                  Vice President and Treasurer

Debbie Seaman                        44           Director, President and Secretary

Joel San Antonio                     49           Director

Joseph P. Carrizzo                   45           Director

WILLIAM BOZSNYAK

     William Bozsnyak has been a Director, the Chief Executive Officer, Treasurer and Chairman of the Board of the company since the company's inception in January 2001 and has been the Chief Financial Officer and Vice President since September 2002. Mr. Bozsnyak was the President of the company until September 2002. In 1982, he joined the investment firm of J.P. Morgan Securities Inc. where he became a vice president in the Institutional Fixed Income Sales Department. In 1993, Mr. Bozsnyak left Morgan to join UBS Securities Inc. (Union Bank of Switzerland). He served as a vice president within the Global Fixed Income Department, where he was relationship manager and sold U.S. fixed income securities to major institutional U.S. firms. In 1998, Mr. Bozsnyak left the financial services business to create a local portal that focused on small businesses whose needs were not being met on a national level. This portal ultimately became the company. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a B.S. degree in Business Administration and a minor in Finance.

DEBBIE SEAMAN

     Debbie Seaman has been a Director and the Secretary of the company since the company's inception in January 2001 and has been the President since September 2002. Ms. Seaman was the Vice President of the company until September 2002. Ms. Seaman has over 20 years of professional experience in both profit and nonprofit industries and has worked for numerous nonprofit organizations such as the National Multiple Sclerosis Society, Nassau/Suffolk Law Services, NYS Youth Bureaus, Surrogate's Court and North Shore Child & Family Guidance Center. Ms. Seaman's responsibilities included department administration, policy/program development, community project organizing, public speaking, grant writing and clinical practice. Ms. Seaman has been a self-employed independent consultant since 1987. As a business consultant, Ms. Seaman has worked as a strategist to increase the value of a company as a whole, while also helping management and staff in fostering improved performance and cooperation. She was a personal life coach and business strategist for small and medium sized companies in industries such as construction, law, marketing, publishing, politics and travel. Ms. Seaman received her Masters degree in Social Work from Virginia Commonwealth
University in 1981. In 2000, Ms. Seaman was awarded the Outstanding Community Leadership Award from the National Multiple Sclerosis Society, Long Island Chapter.

JOEL SAN ANTONIO

     Joel San Antonio has been a Director of SearchHelp since September 2001. Mr. San Antonio began his career as co-founder of a business in the women's fashion industry. In 1983, Mr. San Antonio and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The company went public in 1984 and, in September 1997, was recognized by Fortune Magazine as one of the "100 Fastest Growing Companies in America." Today, Mr. San Antonio serves as Chairman of the Board and Chief Executive Officer of Warrantech Corporation. In addition, he was a founder of Corniche Group, Inc., a provider of insurance products and services, and served as a director from May 1998 through September 1999. Since December 1999, Mr. San Antonio also serves as the Chairman of the Board of MedStrong International Corporation, a public company that transports medical records over the Internet and as Chairman of the Board of Marc

Pharmaceuticals, Inc., a pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of cancer and other diseases. In 1998, Mr. San Antonio was a national finalist in Ernst & Young's "Entrepreneur of the Year" program following his recognition as "Entrepreneur of the Year" in financial services for E & Y's Northeast Region. He is a member of the Metropolitan Museum of Art and is also involved in a variety of philanthropic and charitable activities.

JOSEPH P. CARRIZZO

     Joseph P. Carrizzo has been a Director of SearchHelp since September 2001. Mr. Carrizzo began his career with Lehman Brothers in 1983. While working there for twelve years in the corporate bond department, he became Lehman's senior level medium term note trader. In 1995, he left Lehman to become an independent distributor of personal care and anti-aging products. His business now includes the distribution of technology and telecom services and on-line products.

RONALD GLIME

     Ronald Glime was the Chief Financial Officer of SearchHelp from September 2001 until September 2002.

ITEM 10. EXECUTIVE COMPENSATION.

                                                                      Long-term Compensation Awards
                                                                      -----------------------------
                                                                    Securities Underlying Options ($)
                                                                    ---------------------------------
                                     Annual Compensation
             Name                 Salary($)        Bonus($)
             ----                 ---------        --------
       William Bozsnyak               0               0                             0
        Debbie Seaman                 0(1)            0                             0

(1) Commencing on October 1, 2001 and terminating on June 15, 2002, Ms. Seaman received $500 per month for childcare. From June 16, 2002 through March 31, 2003, Ms. Seaman received a total of $3,500 for childcare.

EMPLOYMENT AGREEMENTS

     In March 2000, William Bozsnyak entered into a 3-year employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Mr. Bozsnyak became Chief Executive Officer, President and Treasurer of SearchHelp. The agreement provides for a base salary of $80,000, which will commence upon the completion of this offering with gross proceeds of at least $2,400,000, with a minimum annual 5% increase.

     In March 2000, Debbie Seaman entered into a 3-year employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Ms. Seaman became Vice President and Secretary of SearchHelp. The agreement, as amended, provides for a base salary of $70,000, which will commence upon the completion of this offering with gross proceeds of at least $2,400,000, with a minimum annual 5% increase and a salary of $36,000 during the period which will commence upon the company raising in excess of $1,000,000 in this offering until the completion of this offering.

     Each employment agreement will be automatically extended each year unless notice is received by either the employee or us.

     Both Mr. Bozsnyak and Ms. Seaman will receive incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the company's compensation committee. If and when the company establishes a stock option plan, each of them will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table contains information relating to the beneficial ownership of Common Stock by members of the Board of Directors and the Company's officers as a group, as well as certain other beneficial owners as of March 31, 2003. Information as to the number of shares of Common Stock owned and the nature of ownership has been provided by these individuals or is based on Schedules 13D, or amendments thereto, received by the Company as filed with the Securities and Exchange Commission, and is not within the direct knowledge of the Company. Unless otherwise indicated, the named individuals possess sole voting and investment power with respect to the shares listed.

                                                         SHARES BENEFICIALLY OWNED (1) (2)
NAME AND ADDRESS OF BENEFICIAL OWNER                       NUMBER                 PERCENT
------------------------------------                       ------                 -------
William Bozsnyak(3)                                          3,477,685            21.72%
Debbie Seaman(4)                                             3,139,225            19.61%
Joel San Antonio(5)                                          5,500,000            34.35%
Joseph Carrizzo(6)                                             250,000             1.56%

All current directors and executive officers                12,366,910            77.24%
of SearchHelp as a group (4 persons)

(1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owed.
(2) The number and percentage of shares beneficially owned are based on 16,012,000 shares of common stock issued and outstanding as of March 31, 2003. None of the above listed people have the right to acquire beneficial ownership of any share of the Company's common stock within 60 days after the date of this Annual report on Form 10-KSB.
(3) Mr. Bozsnyak's address is c/o SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, NY 11714.
(4) Ms. Seaman's address is c/o SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, NY 11714.
(5) Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford Street, Stamford, CT 06901.

(6)  Mr. Carrizzo's address is 35 Marie Drive, Huntington, New York 11743.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 4, 2001, SearchHelp borrowed $25,000 from Ronald Glime, its then Chief Financial Officer. Pursuant to the promissory note issued to Mr. Glime, the Company agreed to repay the note, plus interest at a rate of 10% per annum, by February 4, 2002. Mr. Glime has the right to purchase 10,000 shares of the Company's common stock at a price of $.01 per share if his note, and accrued interest, is not repaid in full when due, and to purchase an additional 5,000 shares of common stock at a price of $.01 per share for each month thereafter that the note, with accrued interest, is not repaid in full. As of December 31, 2002, Mr. Glime was not repaid and he purchased 20,000 shares of common stock for $200. At December 31, 2002, Mr. Glime has additional purchase rights to acquire 40,000 shares of the Company's common stock for an aggregate of $400.

     The Company has a $50,000 revolving line of credit with HSBC Bank USA. As of December 31, 2002, $39,450 of the credit line has been utilized. The company's officers, William Bozsnyak and Debbie Seaman, personally guaranteed this debt. Their guarantee is collateralized by marketable securities owned by Mr. Bozsnyak which had a fair market value of approximately $35,000 as of December 31, 2002.

     On December 31, 2000 the company entered into a lease with Briarcliffe Foundation, Inc. Mr. Bozsnyak personally guaranteed the rent payments due under the lease.

     As of March 31, 2003, Mr. Bozsnyak has advanced $130,188, and Ms. Seaman has advanced $14,820, to the company. These loans do not bear interest and Mr. Bozsnyak and Ms. Seaman do not expect them to be repaid until the company has enough cash to operate for a period of 18 months.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.        Description of Exhibit
-----------        ----------------------


     3(i) Articles of Incorporation of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     3(ii) By-laws of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     4.1 Specimen Common Stock Certificate of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     4.2 Specimen Class A Warrant Certificate of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     4.3 Specimen Class B Warrant Certificate of the Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.1 Employment Agreement, dated March 2000, between the Company and William Bozsnyak (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.2 Employment Agreement, dated March 2000, between the Company and Debbie Seaman (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.3 Agreement of Lease, dated December 1, 2000, between the Company and Briarcliffe Foundation, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.4 Extension of Agreement of Lease, dated March 18, 2002, between the Company and Briarcliffe Foundation, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.5 Internet Advertising Agreement, dated November 26, 2001, between the Company and Lifetyme, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).


     10.6 Software Development Agreement, dated December 15, 2001, between the Company and Benjamin Kolts (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.7 Agreement, dated December 26, 2001, between the Company and Acxiom Corporation (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.8 Teaming Agreement, dated December 20, 2001, between the Company and National Economic Development Advisors, LLC (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.9 Form Lock-Up Agreement between the Company and non-public Stockholders (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.10 Escrow Agreement, dated October 16, 2002, between the Company and HSBC Bank (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)). .

     10.11 Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.12 Agreement, dated May 14, 2002, between the Company and Protect-a-Child America Agreement with Protect-a-Child America (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.13 Agreement, dated June 6, 2002, between the Company and eDocusign, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.14 Consulting Agreement, dated October 18, 2002, between the Company and Oyster Bay East Norwich School District (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.15 Specimen Promissory Note for Loan with Equity (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.16 Schedule 10.16 identifying contracts that are substantially similar to Exhibit 10.15 in all material respects except as to the parties thereto, the dates of execution and the loan amount.

     10.17 Specimen Promissory Note for Loan without Equity (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.18 Schedule 10.18 identifying contracts that are substantially similar to Exhibit 10.17 in all material respects except as to the parties thereto, the dates of execution and the loan amount.

     10.19 Placement Agent Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.20 Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     10.21 Form of Placement Agent Warrant (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

     99.1 Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.

               NONE.

ITEM 14.    CONTROLS AND PROCEDURES.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including William Bozsnyak, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, William Bozsnyak concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

     Pursuant to the Company's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     The Company's internal controls and procedures also have been, and will in the future continue to be, reviewed by the Company's independent accountants in connection with their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review the Company's accounting, auditing and financial matters. The Audit Committee and the independent accountants have free access to each other, with or without management being present.


ITEM 16. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees:                Year ended December 31, 2002       $75,730

                           Year ended December 31, 2001       $47,398

Audit Related Fees:        Year ended December 31, 2002             0

                           Year ended December 31, 2001             0

Tax Fees:                  Year ended December 31, 2002        $7,437

                           Year ended December 31, 2001             0

All Other Fees:            Year ended December 31, 2002             0

                           Year ended December 31, 2001             0

                                  Exhibit Index

------------------------- ------------------------------------------------------------------------------ -------------
Exhibit Number                                             Description                                       Page
------------------------- ------------------------------------------------------------------------------ -------------
         10.16            Schedule 10.16 identifying contracts that are substantially similar to
                          Exhibit 10.15 in all material respects except as to the parties thereto, the
                          dates of execution and the loan amount.                                             59
------------------------- ------------------------------------------------------------------------------ -------------
         10.18            Schedule 10.18 identifying contracts that are substantially similar to
                          Exhibit 10.17 in all material respects except as to the parties thereto, the
                          dates of execution and the loan amount.                                             60
------------------------- ------------------------------------------------------------------------------ -------------
          99.1            Certification of Chief Financial Officer  and Chief Executive Officer
                          Pursuant to 18 U.S.C. Section 1350                                                  61
------------------------- ------------------------------------------------------------------------------ -------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
----------------
(Registrant)


By: /s/ William Bozsnyak
   ----------------------
        William Bozsnyak, Chief Financial Officer
        (Chief Executive Officer, Vice President and Treasurer)



Date: April 11, 2003
     ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                           Title                             Date
----                           -----                             ----

/s/ Debbie Seaman              President and Secretary           April 11, 2003
-----------------
    Debbie Seaman



/s/ Joel San Antonio           Director                          April 11, 2003
--------------------
    Joel San Antonio



/s/ Joseph Carrizzo            Director                          April 11, 2003
-------------------
    Joseph Carrizzo