Form 10QSB
period 2003-03-31
SEARCHHELP INC
filed 2003-05-14
CIK 1163573

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                  ---------------------------------------------

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

                        Commission file number 333-97687


                                SearchHelp, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                                      11-3621755
               ---------                                     ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)


    1055 Stewart Avenue, Suite 12,
           Bethpage, New York                                   11714
           ------------------                                   -----
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (516) 922-4765
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes  X   No
                                                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of outstanding common shares, par value $.0001 at May 15, 2003 was 16,402,000 and the number of outstanding warrants to acquire common shares at May 15, 2003 was 1,534,000.

                                SEARCHHELP, INC.
                          (A Development Stage Company)


                                    I N D E X





FINANCIAL STATEMENTS:                                                                                           Page No.
    Balance Sheets as at March 31, 2003 and December 31, 2002 (Unaudited)................................      I-2 - I-3


    Statements of Operations
       For the Three Months ended March 31, 2003
       And 2002 and Cumulative For the Period From
       January 29, 1999 (Inception) to March 31, 2003 (Unaudited) .......................................         I-3


    Statement of Stockholders' Deficiency
       For the Three Months Ended March 31, 2003 (Unaudited) ............................................         I-4


    Statement of Cash Flows
       For the Three Months ended March 31, 2003
       And 2002 and Cumulative For the Period From
       January 29, 1999 (Inception) to March 31, 2003 (Unaudited) .......................................      I-5 - I-7


    Notes to Financial Statements (Unaudited) ...........................................................     I-8 - I-20

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                   A S S E T S
                                   -----------


                                                                                      March 31,         December 31,
                                                                                        2003                2002
                                                                                     ----------         ----------
                                                                                     (Unaudited)        (Unaudited)

Current assets:
Cash                                                                                  $  15,505          $   1,012
Accounts receivable                                                                         977              3,716
Prepaid expenses                                                                          2,489              3,693
                                                                                     ----------         ----------
Total current assets                                                                     18,971              8,421
                                                                                     ----------         ----------

Property and equipment - at cost,
less accumulated depreciation                                                            21,741             23,234
                                                                                     ----------         ----------

Other assets:
Software development costs, less accumulated
amortization of $132,695 and $120,054, respectively                                     112,277             93,798
Deferred financing costs, less accumulated
amortization of $51,875                                                                      -                 625
Deferred license costs, less accumulated amortization
of $7,083 and $5,833, respectively                                                       42,917             44,167
Deferred registration costs                                                                  -             234,681
Security deposits                                                                         2,155              2,155
                                                                                     ----------         ----------
Total other assets                                                                      157,349            375,426
                                                                                     ----------         ----------

                                                                                      $ 198,061          $ 407,081
                                                                                     ==========         ==========


                       See notes to financial statements.

                 SEARCHHELP, INC. (A Development Stage Company)

                           BALANCE SHEETS (Continued)


                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------


                                                                                      March 31,         December 31,
                                                                                        2003                2002
                                                                                     ----------         ----------
                                                                                    (Unaudited)         (Unaudited)

Current liabilities:
Note payable - bank                                                                  $   39,450          $  39,450
Notes payable - other                                                                   400,000            475,000
Current portion of long-term debt                                                         4,826              4,672
Due to stockholder                                                                      145,008            130,008
Accounts payable and accrued expenses                                                   367,632            416,019
                                                                                     ----------         ----------
Total current liabilities                                                               956,916          1,065,149
                                                                                     ----------         ----------

Long-term debt, less current portion                                                      5,934              7,200
                                                                                     ----------         ----------

Commitments and contingencies

Stockholders' capital deficiency: Common stock - $.0001 par value Authorized -
100,000,000 shares Issued and outstanding - 16,212,000 and
15,310,000 shares, respectively                                                           1,621              1,531
Additional paid-in capital                                                              376,683            230,494
Deficit accumulated in the development stage                                         (1,143,093)         ( 897,293)
                                                                                     ----------         ----------
Total stockholders' capital deficiency                                               (  764,789)         ( 665,268)
                                                                                     ----------         ----------

                                                                                     $  198,061          $ 407,081
                                                                                     ==========         ==========


                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                          Cumulative From
                                                                                For the Three             January 29, 1999
                                                                                 Months Ended              (Inception) to
                                                                                   March 31,                  March 31,
                                                                        ---------------------------         ------------
                                                                            2003             2002                   2003
                                                                        ----------       ----------         ------------
                                                                       (Unaudited)      (Unaudited)          (Unaudited)

Revenues                                                                 $ 1,501          $    -              $   17,595
                                                                        ----------       ----------         ------------

Operating expenses:
Selling                                                                    14,919            5,734                78,058
Web site costs                                                              6,401           20,077               121,382
Software development costs                                                 40,495               -                 90,210
General and administrative                                                 55,808          169,753               381,899
Amortization and impairment of
deferred promotional incentives                                                -                -                 44,500
Amortization and impairment of
licenses costs                                                             11,250               -                 11,250
Depreciation and amortization                                              14,134           16,421               146,880
                                                                        ----------       ----------         ------------
Total operating expenses                                                  143,007          211,985               874,179
                                                                        ----------       ----------         ------------

Loss from operations                                                    ( 141,506)       ( 211,985)          (  856,584)
                                                                        ----------       ----------         ------------

Other expenses:
Interest                                                                   15,469           20,429                83,399
Compensatory element of noteholders -
purchase rights                                                            88,200           14,400               150,600
Amortization of deferred financing costs                                      625           21,292                52,500
                                                                        ----------       ----------         ------------
Total other expenses                                                      104,294           56,121               286,499
                                                                        ----------       ----------         ------------

Net loss                                                                ($245,800)       ($268,106)         ($ 1,143,083)
                                                                        ==========       ==========         ============


Per share data:
Loss per share - basic and diluted                                        ($.02)           ($.02)
                                                                          ======           ======


Weighted average number of shares outstanding                           15,684,811       15,008,334
                                                                        ==========       ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' CAPITAL DEFICIENCY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                                                                 Deficit           Total
                                                                                               Accumulated     Stockholders'
                                                       Common Stock            Additional        in the           Capital
                                                  ------------------------      Paid-In        Development
                                                     Shares        Amount        Capital            Stage         Deficiency
                                                  -----------      -------      ---------     ------------       ----------

Balance at January 1, 2003                         15,310,000       $1,531      $230,494       ($ 897,293)       ($665,268)

Proceeds from exercise of
noteholders' purchase rights                          205,000           20         2,030               -             2,050

Compensatory element of
noteholders' purchase rights                              -            -          88,200               -            88,200

Common stock, issued in connection
with public offering                                  697,000           70       348,430               -           348,500

Costs and fees associated with
issuance of common stock                                  -            -       ( 292,471)              -         ( 292,471)

Net loss                                                  -            -             -         ( 245,800)        ( 245,800)
                                                  -----------      -------      ---------     ------------       ----------

Balance at March 31, 2003                         16,212,000       $1,621       $376,683      ($1,143,093)       ($764,789)
                                                  ===========      =======      =========     ============       ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                                                                                            Cumulative From
                                                                                  For the Three             January 29, 1999
                                                                                   Months Ended             (Inception) to
                                                                                     March 31,                  March 31,
                                                                              ------------------------          ---------
                                                                                 2003           2002              2003
                                                                              ---------      ---------          ---------
                                                                            (Unaudited)    (Unaudited)        (Unaudited)

Cash flows from operating activities:
Net loss                                                                     ($245,800)     ($268,106)       ($1,143,093)
                                                                             ----------     ----------       ------------
Adjustments to reconcile net loss to net
cash used in operating activities:
Compensatory element of noteholders' purchase rights                            88,200         14,400             150,600
Depreciation                                                                     1,493          1,012               8,352
Amortization of deferred financing cost                                            625         21,292              52,500
Amortization of software development costs                                      12,641         15,409             132,695
Amortization and impairment of deferred
promotional incentives                                                              -              -               44,500
Amortization and impairment of deferred
license costs                                                                   11,250             -               17,083
Common stock issued for legal fees                                                  -              -                9,000
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable                                                              2,739             -           (      977)
Prepaid expenses                                                                 1,204            638          (    2,489)
Security deposits                                                                   -              -           (    2,155)
Accounts payable and accrued expenses                                        ( 48,387)        132,856             366,808
                                                                             ----------     ----------       ------------
Total adjustments                                                               69,765        185,607             775,917
                                                                             ----------     ----------       ------------

Net cash provided by (used in) operating activities                          ( 176,035)     ( 82,499)          (  367,176)
                                                                             ----------     ----------       ------------

Cash flows from investing activities:
Equipment purchases                                                                 -              -           (   10,804)
Software development costs                                                   ( 31,120)      ( 30,900)          (  244,972)
Deferred license costs                                                       ( 10,000)            -            (   60,000)
                                                                             ----------     ----------       ------------
Net cash used in investing activities                                        ( 41,120)      ( 30,900)          (  315,776)
                                                                             ----------     ----------       ------------

Cash flows from financing activities:
Due to stockholder                                                              15,000             -              145,008
Note payable - bank                                                                 -              -               39,450
Notes payable - other                                                        ( 75,000)         50,000             400,000
Loans payable                                                                       -              -              104,075
Equipment loans                                                               ( 1,112)       ( 1,150)          (    7,705)
Sale of common stock                                                           315,700            150             321,300
Deferred financing costs                                                            -       ( 10,000)          (   52,500)
Deferred registration costs                                                  ( 22,940)          6,400          (  257,621)
Proceeds from stock subscriptions receivable                                       -              -                 6,450
                                                                             ----------     ----------       ------------
Net cash provided by financing activities                                      231,648         45,400             698,457
                                                                             ----------     ----------       ------------

Net increase (decrease) in cash                                                 14,493      ( 67,999)              15,505

Cash at beginning of period                                                      1,012        105,532                 -
                                                                             ----------     ----------       ------------

Cash at end of period                                                         $ 15,505       $ 37,533           $  15,505
                                                                             ==========     ==========       ============


                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                            Cumulative From
                                                                                  For the Three             January 29, 1999
                                                                                   Months Ended             (Inception) to
                                                                                     March 31,                  March 31,
                                                                              ------------------------          ---------
                                                                                 2003           2002              2003
                                                                              ---------      ---------          ---------
                                                                            (Unaudited)    (Unaudited)        (Unaudited)

Supplemental Disclosures of Cash Flow Information:
Cash payments made during period for:

Interest                                                                      $ 12,490        $ 3,079         $ 36,645
                                                                             ==========     ==========       ============


Supplemental Schedules of Noncash Investing and Financing Activities:

Assets acquired for debt                                                      $   -          $ 15,656         $ 19,289
                                                                             ==========     ==========       ============

Deferred promotional incentives acquired through
exercise of common stock purchase rights                                      $   -          $    -           $ 44,500
                                                                             ==========     ==========       ============

Common stock issued for legal fees                                            $   -          $    -           $  9,000
                                                                             ==========     ==========       ============

Loans converted to common stock                                               $   -          $    -           $104,075
                                                                             ==========     ==========       ============


                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

NOTE 1 -  PLAN OF ORGANIZATION:

          (a)  Organization and Presentation of Financial Statements:

                    SearchHelp,  Inc. (the  "Company") was  incorporated  in the
               State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through March 31, 2003, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $1,056,728 and a stockholders' capital deficiency of $665,268 at December 31, 2002 and $937,945 and $64,789 at
               March 31, 2003, respectively.

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

                    Through April 30, 2003, $361,000 of the Company's securities
               were  sold  in  the  offering.   The  offering  which  originally
               terminated on that date has been extended to June 30, 2003.

          (a)  Organization   and   Presentation   of   Financial    Statements:
               (Continued)

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

          (b)  Revenue Recognition:

                    Through March 31, 2003, the Company did not have significant revenues and is in the development stage. Upon the completion of its web site, the Company will recognize revenues, if any, in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment. The Company intends to donate 20% of revenues it derives from each local community organization that purchases a community builder website to a community service organization of its choice.

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

          (g)  Software Research and Development Costs:

                    Research  and  development  costs are  expensed as incurred.
               Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $90,210 which were charged to operations in connection with the initial development phase of two products.

          (h)  Advertising Costs.

               1. The Company expenses ordinary advertising and promotion costs as incurred. The Company incurred no advertising and promotion costs prior to January 1, 2001. Advertising and promotion costs were $43,754 for the year ended December 31, 2002 and $10,156 and $12,114 for the three months ended March 31, 2002 and 2003, respectively.

               2. The Company amortizes promotional incentives under an eighteen-month advertising agreement with Lifetyme, Inc. Amortization costs charged to operations under the agreement was for the year ended December 31, 2002 was $41,550. These promotional incentives have been fully amortized because management determined they have no future benefit to the Company.

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

          (i)  Recently Issued Accounting Pronouncements: (Continued)

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

NOTE 3 -  PROPERTY AND EQUIPMENT.

                    Property and equipment consist of the following:


                                                  March 31,       December 31,
                                                    2003              2002
                                                 ---------        ------------

Computers                                         $29,290          $29,290
Furniture and fixtures                                803              803
                                                 ---------        ------------
                                                   30,093           30,093
Less:  Accumulated depreciation                     8,352            6,859
                                                 ---------        ------------

                                                  $21,741          $23,234
                                                 =========        ============

                    Depreciation  expense  charged to operations  was $4,178 for the year ended December 31, 2002 and $1,493 and $1,012 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 4 -  INTANGIBLE ASSETS.

                    In  accordance  with the  American  Institute  of  Certified
               Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company capitalized costs of $59,830 for year ended December 31, 2002 and $31,120 and $30,900 for the three months ended March 31, 2003 and 2002, respectively. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the year ended December 31, 2002 was $54,886 and $12,641 and $15,409 for
               the three months ended March 31, 2003 and 2002, respectively.

                    In connection  with the December 31, 2001 private  placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee or $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $36,875 for the year ended December 31, 2002 and $625 and $21,292 for the three months ended March 31, 2003 and 2002, respectively.

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

NOTE 5 -  NOTES PAYABLE - BANK.

                    The  Company has a $50,000  revolving  line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate, which was 6.5% at March 31, 2003 and December 31, 2002. At December 31, 2002 and 2001, $39,450 of the
               line has been utilized. The debt is guaranteed by the current Vice President, CFO and CEO of the Company and is collateralized by marketable securities which he owns with a fair market value of approximately $33,000 at March 31, 2003 and December 31, 2002, respectively.

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

          (b) At December 31, 2001, the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold at par value. Interest expense on these notes amounted to $32,728 during the year ended December 31, 2002 and $11,043 and $8,076, respectively. A placement agent fee of $25,000 paid during the year ended December 31, 2002 and are reflected on the accompanying balance sheet as deferred financing costs. During the three months ended March 31, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the notes holders purchase rights received over their exercise price was $14,400. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

               During the three months ended March 31, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the notes holders purchase rights received over their exercise price was $88,200. The fair value of the purchase rights was determined by management at $.49 per share which was the difference between the $.50 per unit price the stock is being offered to the public and the $.01 per share notes holders purchase price.

               During the year ended December 31, 2002 the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550.

               During the three months ended March 31, 2003, the note holders exercised rights to acquire 205,000 common shares in the aggregate of $2,050.

               At December 31, 2002, the note holders were entitled to receive purchase rights to acquire 470,000 common shares in the aggregate of $4,700 of which the Company's former CFO has rights to acquire an additional 5,000 shares for an aggregate of $50. For each successive 30-day period each note remains outstanding, the note holder is entitled to receive rights to purchase up to an additional 5,000 shares of common stock at the purchases price of $.01 per share. During March 2003, $75,000 of the notes was repaid. At March 31, 2003, the note holders were entitled to receive purchase rights acquire 445,000 common shares in the aggregate of $4,450 of which the Company's former CFO has rights to acquire an additional 25,000 shares of an aggregate of $250. Management does not anticipate repaying the balance of the notes prior to July 2003, at which time the note holders will have purchase rights to an aggregate of 550,000 shares of the Company's common stock at $0.01 per share.

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

NOTE 7 -  LOAN PAYABLE - EQUIPMENT.

                                                   March 31,      December 31,
                                                     2003              2002
                                                   ---------      ------------

Obligation under equipment financed,
 payable in monthly installments of
 $158 through February 28, 2002,
 and $495 through March 16, 2005
 including interest at 23% and 13%,
 respectively, and collateralized by
 the equipment.                                      $10,760          $11,872

Less:  Current portion                                4,826            4,672
                                                   ---------      ------------

                                                    $ 5,934          $ 7,200
                                                   =========      ============

NOTE 8 -  DUE TO STOCKHOLDERS.


                    At December 31,  2002,  the Company was indebted to the Vice
               President and CFO of the Company in the amount of $115,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. During the three months ended March 31, 2003, the Vice President and CFO made additional loans in the amount of $15,000 to the Company. These advances are non-interest bearing. Both of the officers do not expect repayment of these advances until the Company has sufficient cash flows to sustain operations for eighteen (18) months.

NOTE 9 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                    Accounts   payable  and  accrued  expenses  consist  of  the
               following at:

                                                   March 31,      December 31,
                                                     2003              2002
                                                   ---------      ------------

Professional fees                                 $ 191,484         $ 224,795
License costs                                        60,000            50,000
Interest on notes payable                            46,753            43,774
Consultants                                          22,005            43,170
Sundry operating expenses                            47,390            54,280
                                                   ---------      ------------

                                                  $ 367,632         $ 416,019
                                                   =========      ============

NOTE 10 - INCOME TAXES.

                    The Company does not have any currently  payable or deferred federal or local tax benefit for the years ended December 31, 2002 and 2001. At December 31, 2002, the Company had a net operating loss carry forward amounting to approximately $688,000 available to reduce future taxable income, which expires in the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset of approximately $220,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                       For the Three Months Ended March 31,
                                                    ------------------------------------
                                                    2003           %           2002          %
                                                    ----         -----         ----        -----

Loss before income taxes                        ($245,800)                ($268,100)
                                                ==========                ==========

Expected statutory tax benefit                  ($ 83,600)     (34.0)     ($ 91,200)     (34.0)

Non deductible expenses,
  primarily amortization                              200         0.1          5,500        2.1

Net operating loss valuation reserve               83,400        33.9         85,700       31.9
                                                 --------      -------     ---------     -------

Total tax benefit                                $    -             -      $     -           -
                                                 ========      =======     =========     =======


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

                    Commencing in February  2002 through  December  2002,  seven note holders exercised their purchase rights and acquired 310,000 common shares for $3,100 in cash. During the three months ended March 31, 2003, five note holders exercised their purchase rights and acquired 205,000 common shares for $2,050. Through March 31, 2003, the company sold 697,000 units for gross proceeds of $ 348,500. The offering, which originally terminated on April 30, 2003 has been extended to June 30, 2003.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

          (a)  Stock Purchase Rights.

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

                    During  the three  months  ended  March 31,  2003,  the note holders received additional rights to acquires 180,000 common shares at $.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the stock is being offered to the public and the $.01 share notes holders purchase price). During the three months ended March 31, 2003, the note holders exercised purchase rights to acquire an additional 445,000 common shares at $.01 each.

                    The fair value used to  determine  the  additional  interest charge was determined on each date the holders were entitled to additional rights. The fair value used by management to determine the additional interest charge was $.09, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. If the Company is successful in its sale of its securities to the public and the note holders purchase the common shares through the exercise of the purchase rights they own as at December 31, 2002, the excess of the fair value of the securities the note holders would receive and the purchase amount would be approximately $230,000. If the note holders purchase the common shares through the exercise of the purchase rights they own at March 31, 2002, the excess of the fair value of the securities the note holders would receive and the purchase would be approximately $218,000. This is in accordance with the provisions of Financial Accounting Standards Board Opinion No. 123 "Accounting for Stock Based Compensation.

          (b)  License and Distribution Agreement.

                    In June 2002,  the  Company  entered  into a 5 year  license agreement to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company will pay the licensor $50,000 from the proceeds of its initial public offering, if any, and a royalty of $4 for each product sold. At March 31, 2003 and December 31, 2002, the unamortized portion of the deferred license fee is $42,917 and $44,167 respectively, and the liability of $50,000 is included in accounts payable and accrued expenses.

          (c)  Lease:

                    The Company is obligated  under an  operating  lease for its office, which expires on December 1, 2003 at an annual rent of $12,984.

          (d)  Internet Advertising Agreement.

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

                    At the  inception  of the  agreement,  the  Company  granted
               Lifetyme, Inc. a right to purchase 500,000 shares of the Company's common stock for $500 cash. This right was assigned to certain shareholders of Lifetyme, Inc. who exercised the right. At the time of the exercise of the common stock purchase right the deemed fair value of the Company's common stock was $.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value (which was for services rendered to the Company). The difference between the $500 price paid by Lifetyme, Inc. upon exercise of the purchase right and the intrinsic fair value of the Company's common stock ($.09) of $44,500 which was classified in the financial statements as deferred promotional incentives and was being amortized over the life of the advertising agreement (18 months) in accordance with the provisions of EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services

                    Through August 2002, no benefit had arisen from the contract with Lifetyme and management determined its value was fully impaired because it does not appear that any income will arise from the contract prior to its expiration. Accordingly, the unamortized portion of the contract of $21,773 was written off and charged to operations in September 2002.

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

          (e)  Employment Agreements:

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

          (f)  Employment Agreements: (Continued)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATION

     Management has determined that, based upon an assumption that the Company earns no revenues during the 12 month period following the commencement of its initial public offering (its "IPO"), the Company will need $1,030,000 in order to fund the Company's operations for that period, and, thus, given the expenses of the offering and the amounts required to pay outstanding debts and expenses, the Company will need to raise at least $2,400,000 in its initial public offering to have this $1,030,000 available. As of March 31, 2003 the Company has raised only $348,500 in its IPO which is now scheduled to terminate on June 30, 2003. See "Current Financing Transaction" below. The $2,400,000 will be expended as follows: placement agent commissions of $240,000 and offering expenses of $300,000, accrued expenses of $250,000, debt of $515,000, plus interest and first year expenses of $1,030,000. If the Company does earn revenues, the Company will need less funds from its initial public offering to cover the Company's expenses and, thus, the Company will have more funds available for business development. The Company expects to need at least an additional $1,442,500 for the second 12 months' operational expenses and to accomplish additional plans. Therefore, unless the Company raises $4,000,000 in its IPO, the Company will need either to raise additional funds or realize revenues from its business activities to meet its cash requirements for the next 2 years. It is important to note, if the Company fails to raise at least $2,400,000 in its initial public offering or fail to earn substantial revenues, the Company will not be able to pay its obligations and have operating capital for the next year. The Company will then have to try to make arrangements with its creditors and seek other sources of capital. If the Company is not successful in those efforts, the Company may have to cease operations and the investment in the Company may be lost. At present, the Company is totally dependent upon the proceeds of its initial public offering to continue to operate as a going concern.

     In the next 12 months of operation, the Company's main goal will be to maximize revenue quickly by marketing S.P.I.K.E. and S.P.I.K.E. Remote, its online monitoring software products for families. In order to gain exposure for S.P.I.K.E. and reach the targeted audience for S.P.I.K.E., the Company has been and intends to continue to approach corporate sponsors, schools and retailers, to attend trade shows and to conduct satellite media tours. The Company also plans to attend PTA conventions and structure fundraising programs for all interested schools and organizations around this product. Fundraising programs offer additional benefits because schools and organizations will be promoting the Company's products to their families as they seek to have a successful fundraiser. Currently, there are plans to attend 4 to 5 Parent-Teacher Association (PTA) conventions during 2003. The Company also intends to advertise the S.P.I.K.E. products in print publications. The S.P.I.K.E. products will also gain added exposure, as they will be offered in retail stores.

     Based on the success of the S.P.I.K.E. product line and the amount raised in the IPO, the Company will market its web-based products and services, which include hosting, PDA office calendars, software applications, classifieds and eight different advertising products to local businesses starting with the New York State region. The Company will market these businesses through the Community Builder site. Community Builder sites are designed pre-loaded with all of the Company's web-based products and services and are being marketed to local Chambers of Commerce, Town Halls, Civic Associations and other types of community membership organizations. The Company will return 20% of the revenue generated by these sites to the individual communities that purchase the site. The Company will also return a total of 5% of the revenue generated from the site to the local schools selling the Company's products.

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

CURRENT FINANCING TRANSACTION

     On September 23, 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC"), file No. 33-97687 to raise up to $4,000,000. The effective date of the Company's initial public offering ("IPO") was January 22, 2003. The IPO commenced on such date and is scheduled to close on April 30, 2003. The Company will file a Post-Effective Amendment to the Form SB-2 Registration Statement with the SEC to extend the IPO to June 30, 2003. The IPO is a best efforts offering with no required minimum amount to be raised. Robert M. Cohen & Co., Inc. (the "Placement Agent") is the placement agent for the IPO. Through the IPO, the Company is offering 8,000,000 units (the "Units"), at a purchase price of $0.50 per Unit. Each Unit consists of one share of common stock, $.0001 par value (the "Common Stock"), one class A warrant to purchase a share of Common Stock at $0.75 per share for an exercise period of 5 years ("Class A Warrants") and one class B warrant to purchase a share of Common Stock at $1.75 per share for an exercise period of 7 years ("Class B Warrants"). The Company will pay the Placement Agent a commission of 10% of the proceeds of all Units placed by the Placement Agent and non-accountable expensed of 3% of the proceeds of all the Units placed by the Placement Agent. The Company will also compensate the Placement Agent by giving it warrants to purchase up to 800,000 Units at a purchase price of $.985 per Unit for an exercise period of 5 years, which means the Placement Agent will receive one Placement Agent warrant to purchase one Unit for every 10 Units sold by the Placement Agent. Upon the exercise of a warrant and the payment of the exercise price, the Placement Agent will acquire one share of Common Stock, a class A warrant to purchase one share of common stock at a purchase price of $.985 per share for an exercise period of 5 years and a class B warrant to purchase one share of common stock exercisable at a purchase price $2.285 per share for an exercise period of 5 years. As of March 31, 2003, the Company has sold 697,000 Units for a total of $348,500 raised and the Company has paid the Placement Agent $34,850 in commissions. As of May 9, 2003, the company has sold an additional 70,000 Units for a total of $35,000 raised and the Company has paid the placement agent $3,500 in commissions.

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

Management believes that all of these steps, if taken together, will provide the Company with the operating capital and the time necessary to enable the Company to carry out the key elements of its business plan, at least to the point of actively marketing the S.P.I.K.E. products, Child Shield and operational launching of its web site and the Community Builder web site. The Company would likely delay the launching of its other products and services until its revenues were sufficient to enable the Company to do so.

LIQUIDITY AND CAPITAL RESOURCES

     SearchHelp has funded its operations primarily by issuing notes and to a lesser extent, by the sale of common stock. From inception through December 31, 2002, SearchHelp raised gross cash proceeds of $5,600 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of December 31, 2002, SearchHelp had cash and cash equivalents of $1,012 and a working capital deficiency of $1,056,728. As of March 31, 2003, SearchHelp has cash and cash equivalents of $15,505 and a working capital deficiency of $937,945.

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

     Net cash used in operating activities for the quarter ended March 31, 2003 was $176,035 and $82,499 for the quarter ending March 31, 2002.

     Net cash used in investing activities for the year ended December 31, 2002 was $112,030 and for the year ended December 31, 2001 was $73,560, reflecting acquisitions of property, equipment and license costs. Net cash used in investing activities for the quarter ending March 31, 2003 was $41,200 and for the quarter ending March 31,2002 was $30,900.

     Net cash provided from financing activities was $14,322 in the year ended December 31, 2002, representing the net proceeds from issuance of common stock and debt and $355,919 in the year ended December 31, 2001, representing the net proceeds from issuance of common stock and debt. Net cash from financing activities for the quarter ending March 31, 2003 was $231,648 and for the quarter ending March 31, 2002 was $45,400.

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

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)


By: /s/ WILLIAM BOZSNYAK
-----------------------
        William Bozsnyak, Chief Financial Officer
        (Chief Executive Officer, Vice President and Treasurer)



Date: May 12, 2003

                                  CERTIFICATION


I, William Bozsnyak, Chief Executive Officer, Chief Financial Officer, Vice President and Treasurer of SearchHelp, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of SearchHelp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As Chief Executive Officer and Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As Chief Executive Officer and Chief Financial Officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As Chief Executive Officer and Chief Financial Officer, I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                    By: /s/William Bozsnyak
       ------------                    ----------------------------
                                       Name: William Bozsnyak
                                             Title: Chief Executive Officer,
                                                    Chief  Financial  Officer,
                                                    Vice President and Treasurer