Form 10KSB/A
period 2002-12-31
SEARCHHELP INC
filed 2003-07-09
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                                       ----------    -----
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from           to
                                           -----------  -----------
                        Commission file number : 33-97687

SearchHelp, Inc.
----------------
(Name of small business issuer in its charter)


Delaware                                                   11-3621755
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1055 Stewart Avenue, Suite 12, Bethpage, New York          11714
-------------------------------------------------          -----
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

State issuer's revenues for its most recent fiscal year: $4,399.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer, computed by reference to the price of $.48 (initial public offering price) as of March 31, 2003 was approximately $1,749,643.20.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock, $.0001 par value, was 16,012,000 as of March 31, 2003 and the number of outstanding Class A Warrants was 697,000 as of March 31, 2003 and the number or outstanding Class B Warrants was 697,000 as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                              ---    ---

The purpose of this amendment is to add certain exhibits.

Exhibit Index

Exhibit Number                         Description

10.16 Schedule 10.16 identifying contracts that are substantially similar to Exhibit 10.15 in all material respects except as to the parties thereto, the dates of execution and the loan amount.

10.18 Schedule 10.18 identifying contracts that are substantially similar to Exhibit 10.17 in all material respects except as to the parties thereto, the dates of execution and the loan amount.

99.1 Certification of Chief Financial Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

99.2 Certification of Chief Finanical Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
----------------
(Registrant)


By: /s/William Bozsnyak
    -------------------
    William Bozsnyak, Chief Financial Officer
    (Chief Executive Officer, Vice President and Treasurer)



Date: June 24, 2003
      -------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                             Title                             Date
----------------------           ------------------------          -------------

/s/ Debbie Seaman                President and Secretary           June 24, 2003
----------------------
    Debbie Seaman



/s/ Joel San Antonio             Director                          June 24, 2003
----------------------
    Joel San Antonio



/s/ Joseph Carrizzo              Director                          June 24, 2003
----------------------
    Joseph Carrizzo