Form 10QSB
period 2003-06-30
SEARCHHELP INC
filed 2003-08-14
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                        Commission file number 333-97687


                                SEARCHHELP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                       11-3621755
                  ---------                                      ----------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)


       1055 Stewart Avenue, Suite 12,
              Bethpage, New York                                     11714
              ------------------                                   ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of outstanding common shares, par value $.0001 at August 13, 2003 was 18,479,000 and the number of outstanding warrants to acquire common shares at August 13, 2003 was 4,948,000.

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                                SEARCHHELP, INC.
                          (A Development Stage Company)




                                    I N D E X



                                                                                                                Page No.
                                                                                                                --------
FINANCIAL STATEMENTS:


    Balance Sheets as at June 30, 2003 and December 31, 2002 (Unaudited) ................................      I-1 - I-2


    Statements of Operations
       For the Three and Six Months ended June 30, 2003
       and 2002 and Cumulative For the Period From
       January 29, 1999 (Inception) to June 30, 2003 (Unaudited) ........................................         I-3


    Statement of Stockholders' Equity
       For the Six Months Ended June 30, 2003 (Unaudited) ...............................................         I-4


    Statements of Cash Flows
       For the Six Months ended June 30, 2003 and 2002
       and Cumulative For the Period From
       January 29, 1999 (Inception) to June 30, 2003 (Unaudited) ........................................      I-5 - I-6


    Notes to Financial Statements (Unaudited) ...........................................................     I-7 - I-23


                                SEARCHHELP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                   A S S E T S
                                   -----------


                                                                                      June 30,         December 31,
                                                                                       2003               2002
                                                                                    -----------        -----------
                                                                                    (Unaudited)        (Unaudited)


Current assets:
 Cash                                                                                 $  18,948          $   1,012
 Accounts receivable                                                                      1,813              3,716
 Prepaid expenses                                                                         1,596              3,693
                                                                                    -----------        -----------
          Total current assets                                                           22,357              8,421
                                                                                    -----------        -----------

Property and equipment - at cost,
 less accumulated depreciation                                                           20,248             23,234
                                                                                    -----------        -----------

Other assets:
 Software development costs, less accumulated
  amortization of $164,375 and $120,054, respectively                                    83,102             93,798
 Deferred financing costs, less accumulated
  amortization of $51,875                                                                    -                 625
 Deferred license costs, less accumulated amortization
  of $8,333 and $5,833, respectively                                                     41,667             44,167
 Deferred registration costs                                                                 -             234,681
 Security deposit                                                                         2,155              2,155
                                                                                    -----------        -----------
          Total other assets                                                            126,924            375,426
                                                                                    -----------        -----------

                                                                                      $ 169,529          $ 407,081
                                                                                    ===========        ===========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                           BALANCE SHEETS (Continued)

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------


                                                                                      June 30,         December 31,
                                                                                       2003               2002
                                                                                    -----------        -----------
                                                                                    (Unaudited)        (Unaudited)

Current liabilities:
 Note payable - bank                                                                 $ 39,450           $  39,450
 Notes payable - other                                                                400,000             475,000
 Current portion of long-term debt                                                      4,984               4,672
 Due to stockholders                                                                  145,008             130,008
 Accounts payable and accrued expenses                                                382,590             416,019
                                                                                    -----------        -----------
         Total current liabilities                                                    972,032           1,065,149
                                                                                    -----------        -----------

Long-term debt, less current portion                                                    4,627               7,200
                                                                                    -----------        -----------

Commitments and contingencies                                                              -                  -

Stockholders' capital deficiency:
 Common stock - $.0001 par value
  Authorized - 100,000,000 shares
  Issued and outstanding - 16,588,000 and
    15,310,000 shares, respectively                                                     1,659               1,531
 Additional paid-in capital                                                           568,765             230,494
 Deficit accumulated in the development stage                                      (1,377,554)         (  897,293)
                                                                                    -----------        -----------
         Total stockholders' capital deficiency                                     ( 807,130)         (  665,268)
                                                                                    -----------        -----------

                                                                                     $ 169,529          $ 407,081
                                                                                    ===========        ===========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                            For the Six                       For the Three
                                                            Months Ended                       Months Ended          Cumulative From
                                                             June 30,                            June 30,           January 29, 2000
                                                             --------                            --------           (Inception) to
                                                                 2003          2002          2003           2002     June 30, 2003
                                                             -----------    -----------  -----------    -----------  ---------------
                                                             (Unaudited)    (Unaudited)  (Unaudited)    (Unaudited)     (Unaudited)
                                                             -----------    -----------  -----------    -----------     -----------

Revenues                                                      $  2,668        $ -         $  1,167       $    -          $  18,762
                                                             -----------    -----------  -----------    -----------     -----------

Operating expenses:
 Selling                                                        46,525        26,710        31,606         20,976          109,674
 Web site costs                                                 11,447        80,212         5,046         60,135          126,428
 Software development costs                                     56,270        16,530        15,775         16,530          105,985
 General and administrative                                    123,290        67,781        67,482         15,928          449,881
 Amortization and impairment of licenses costs and
  deferred promotional incentives                               12,500           -           1,250            -             57,000
 Depreciation and amortization                                  37,807        33,635        23,673         17,214          170,053
                                                             -----------    -----------  -----------    -----------     -----------
Total operating expenses                                       287,839       224,868       144,832        130,783        1,019,021
                                                             -----------    -----------  -----------    -----------     -----------

Loss from operations                                         ( 285,171)    ( 224,868)     (143,665)     ( 130,783)     ( 1,000,259)
                                                             -----------    -----------  -----------    -----------     -----------

Other expenses:
 Interest                                                       32,765        22,698        17,296          2,269          100,695
 Compensatory element of noteholders purchase rights           161,700        29,600        73,500         15,200          224,100
 Amortization of deferred financing costs                          625        25,438            -           4,146           52,500
                                                             -----------    -----------  -----------    -----------     -----------
Total other expenses                                           195,090        77,736        90,796         21,615          377,295
                                                             -----------    -----------  -----------    -----------     -----------

Net loss                                                     ($480,261)    ($302,604)    ($234,461)     ($152,398)     ($1,377,554)
                                                             ===========    ===========  ===========    ===========     ===========

Per share data:
 Loss per share - basic and diluted                            ($.03)        ($.02)         ($.01)        ($.01)
                                                               ======        ======         ======        ======

Weighted average number of shares outstanding               16,024,922    15,018,352     16,356,032    15,028,370
                                                            ==========    ==========     ==========    ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                  STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)

                                                                                                     Deficit               Total
                                                                                                   Accumulated         Stockholders'
                                              Common Stock                    Additional             in the               Capital
                                       ---------------------------              Paid-In            Development
                                       Shares               Amount              Capital                 Stage             Deficiency
                                    -----------          -----------          -----------          -----------           -----------

Balance at January 1, 2003           15,310,000              $1,531             $230,494           ($ 897,293)            ($665,268)

Proceeds from exercise of
noteholders' purchase rights            320,000                  32                3,168                   -                  3,200

Compensatory element of
noteholders' purchase rights                -                   -                161,700                   -                161,700


Proceeds from sale of securities        958,000                  96              173,403                   -                173,499

Net loss                                    -                   -                    -             ( 480,261)             ( 480,261)
                                    -----------             -------            ---------          ------------            ----------

Balance at June 30, 2003             16,588,000              $1,659             $568,765           ($1,377,554)           ($807,130)
                                    ===========             =======            =========          ============            ==========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                     For the Six
                                                                                     Months Ended           Cumulative From
                                                                                       June 30,             January 29, 1999
                                                                             ---------------------------    (Inception) to
                                                                                  2003           2002        June 30, 2003
                                                                             -----------     -----------     ---------------
                                                                             (Unaudited)     (Unaudited)       (Unaudited)
                                                                             -----------     -----------       -----------

Cash flows from operating activities:
 Net loss                                                                     ($480,261)      ($302,604)       ($1,377,554)
                                                                             ----------      ----------       ------------
Adjustments to reconcile net loss to net
  cash used in operating activities:
 Compensatory element of noteholders' purchase rights                           161,700          29,600            224,100
 Depreciation and amortization                                                   37,932          59,073            222,553
 Amortization and impairment of licenses and
  deferred promotional incentives                                                12,500            -                57,000
 Common stock issued for legal fees                                                -               -                 9,000
 Increase (decrease) in cash flows as a result of
   changes in asset and liability account balances:
  Accounts receivable                                                             1,903            -            (    1,813)
  Prepaid expenses                                                                2,097           1,211         (    1,596)
  Security deposits                                                                -               -            (    2,155)
  Accounts payable and accrued expenses                                        ( 33,429)        156,269            382,590
                                                                             -----------     -----------       -----------
Total adjustments                                                               182,703         246,153            889,679
                                                                             -----------     -----------       -----------

Net cash used in operating activities                                          (297,558)      (  56,451)        (  487,875)
                                                                             -----------     -----------       -----------

Cash flows from investing activities:
 Equipment purchases                                                               -               -            (   10,804)
 Software development costs                                                    ( 33,625)      (  30,900)        (  247,477)
 Deferred license costs                                                            -               -            (   50,000)
                                                                             -----------     -----------       -----------
Net cash used in investing activities                                          ( 33,625)      (  30,900)        (  308,281)
                                                                             -----------     -----------       -----------

Cash flows from financing activities:
 Cash overdraft                                                                                     534
 Due to stockholder                                                              15,000            -               145,008
 Note payable - bank                                                               -               -                39,450
 Notes payable - other                                                         ( 75,000)        125,000            400,000
 Loans payable                                                                     -               -               104,075
 Equipment loans                                                               (  2,261)      (   3,322)        (    9,682)
 Deferred financing costs                                                          -          (  17,500)        (   52,500)
 Deferred registration costs                                                       -          ( 130,343)        (  257,621)
 Proceeds from sale of securities                                               411,380           7,450            446,374
                                                                             -----------     -----------       -----------
Net cash provided by financing activities                                       349,119       (  18,181)           815,104
                                                                             -----------     -----------       -----------

Net increase (decrease) in cash                                                  17,936       ( 105,532)            18,948

Cash at beginning of period                                                       1,012         105,532               -
                                                                             -----------     -----------       -----------

Cash at end of period                                                         $  18,948       $    -            $   18,948
                                                                             ===========     ===========       ===========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)



                                                                                     For the Six
                                                                                     Months Ended           Cumulative From
                                                                                       June 30,             January 29, 1999
                                                                             ---------------------------    (Inception) to
                                                                                  2003           2002        June 30, 2003
                                                                             -----------     -----------     ---------------
                                                                             (Unaudited)     (Unaudited)       (Unaudited)
                                                                             -----------     -----------       -----------

Supplemental Disclosures of Cash Flow Information:
 Cash payments made during period for:


     Interest                                                                 $ 10,648        $ 7,813           $  34,803
                                                                             ===========     ============      ===========


Supplemental Schedules of Noncash Investing and Financing Activities:

 Assets acquired for debt                                                     $ -             $ 15,656          $  19,289
                                                                             ===========     ============      ===========

 Deferred promotional incentives acquired through
  exercise of common stock purchase rights                                    $ -             $ -               $  44,500
                                                                             ===========     ============      ===========

 Common stock issued for legal fees                                           $ -             $ -               $  9,000
                                                                             ===========     ============      ===========

 Loans converted to common stock                                              $ -             $ -               $ 104,075
                                                                             ===========     ============      ===========

                       See notes to financial statements.

                                SEARCHHELP, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Unaudited)


NOTE  1  -    PLAN OF ORGANIZATION.

         (a)   Organization and Presentation of Financial Statements:

                    SearchHelp,  Inc. (the  "Company") was  incorporated  in the
               State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January, February and July 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through June 30, 2003, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $1,056,728 and a stockholders' capital deficiency of $665,268 at December 31, 2002 and working capital deficiency of $949,675 and a stockholders' capital deficiency of $807,130 at June 30, 2003.

                    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan presently provides services and solutions for families, small businesses, local institutions and individuals in small communities throughout the United States of America, with a local focus. Management entered into an

NOTE  1  -    PLAN OF ORGANIZATION.
(Continued)

               agreement with a placement agent to offer for sale to the public, on a best efforts basis, the Company's securities for up to $4,000,000 before offering costs, which became effective on January 22, 2003. Through June 30, 2003, the agent has sold
               $173,499  of  the  Company's  securities,  net of  placement  and deferred registration costs of $305,501. In July 2003, prior to the agreement's termination, the agent sold an additional $682,200 of securities, net of placement costs. The Company estimated the proceeds before offering costs from the sale of the Company's securities must be a minimum of $2,400,000 in order for the Company to complete the anticipated portion of its business plan and continue to remain in business for the next twelve months. The Company closed the offering on July 23, 2003. Given the amount of money raised, management has decided to offer to sell to accredited buyers the Company's unregistered common stock through a private placement in the third quarter of 2003. The Company will seek to raise approximately $600,000 which management expects will allow the Company to operate for the next twelve months.

                    If the  Company  does not raise  sufficient  funds from this offering to carry out its plan, it intends to perform the following steps to allow the Company to continue to operate and to enable it to reach the point where it begins to generate revenues and, perhaps, have sufficient revenues to cover its operating expenses:

                    1. Management will approach the payees of the Company's trade payables and seek to extend the time for payment of all of its payables. Management has had no formal discussions to this end, but preliminary discussions have been favorable.

                    2. Management  will seek additional  private debt capital to provide funds for operations.

                    Management  believes both of these steps, if taken together, will provide the Company with the operating capital and the time necessary to enable the Company to carry out the key elements to its business plan. Management has delayed the launching of some products and services until its revenues are sufficient to enable it to do so.

         (a)   Principal Business Activities:

                    The  Company  has   developed   products  to  provide  small
               businesses with an on-line forum to enhance their business and increase their revenues through business applications such as customized web site, advertising and other products and services. The Company started development of

NOTE  1  -    PLAN OF ORGANIZATION.
(Continued)

               software products intended for sale to the public. One of these products is ready for market testing prior to commencing initial sales anticipated to begin during the third quarter of 2003 and another should be ready for sale to customers in the second half of 2003. The implementation of these plans, according to management, is dependent on the successful proposed private placement of the Company's unregistered securities for sale to accredited investors.

                    The Company intends on expanding its marketplace perspective to be recognized as an organization focused on the safety and well being of the family, primarily but not exclusively, in the home. While the Company will continue to develop software intended to keep children safe while online it's more expanded purpose will be to seek out emerging capabilities, products and services that exhibit great promise of improving family safety and well being. The Company's two existing online monitoring software products are currently being tested by an outside testing center. These products will be licensed for distribution to Family Trusted Products, LLC to market S.P.I.K.E. monitoring software and S.P.I.K.E. Remote Sentry products. Additionally, the Company intends to bundle certain of its' existing products, thus becoming an application service provider (ASP) by offering turnkey solutions to local communities and small media outlets such as newspapers, local T.V. and radio stations.

                    The  first  additional  area of  opportunity  on  which  the
               Company intends to concentrate will be monitoring and/or control of certain aspects of indoor air quality (IAQ), in particular to address the health problems of people who suffer from asthma and other respiratory ailments as well as health and safety issues in real estate transactions. The Company is actively pursuing opportunities in this area.

               Online Employment/Job Listing

                    An  additional  area of  opportunity  is to  reposition  the specific use of the Company's job search/employment tool. While there are several large job listing sites: such as Monster, Hot Jobs, and Career Builder, with strong online awareness and use, there appear to be opportunities in driving such a capability down to local smaller media outlets. The Company is actively pursuing the development of this capability.

NOTE  2  -    SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES.

         (a)   Basis of Presentation:

                    The accompanying  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the full year. The December 31, 2002 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 2002 and should be read in conjunction therewith.

         (b)   Revenue Recognition:

                    Through June 30, 2003, the Company did not have  significant revenues and is in the development stage. The Company will recognize revenues, if any, in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. Revenues in the form of sales and commissions from the sale of products, if any, will be recognized at the date of shipment.

         (c)   Use of Estimates:

                    The  preparation of financial  statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -    SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES.
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

NOTE  2  -    SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES.
(Continued)

         (g)   Software Research and Development Costs:

                    Research  and  development  costs are  expensed as incurred.
               Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $105,985, which were charged to operations in connection with the initial development phase of two products.

         (h)   Advertising Costs.

                    The Company  expenses  ordinary  advertising  and  promotion costs as incurred. The Company incurred no advertising and promotion costs prior to January 1, 2001. Advertising and promotion costs were $22,366 and $24,158 for the six months ended June 30, 2002 and 2003, respectively.

                    The  Company  amortized  promotional   incentives  under  an
               eighteen-month advertising agreement with Lifetyme, Inc. Amortization costs charged to operations under the agreement was for the year ended December 31, 2002 was $41,550. These promotional incentives have been fully amortized because management determined they have no future benefit to the Company.

         (i)   Recently Issued Accounting Pronouncements:

                    In December 2002, the FASB issued SFAS 148  "Accounting  for
               Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method.

                    In April 2003, the FASB issued SFAS No. 149 which amends and clarifies SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

NOTE  2  -    SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
(Continued)

                    In May 2003,  the FASB issued SFAS No. 150,  ACCOUNTING  FOR
               CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies certain financial instruments with characteristics of both liabilities and equity.

                    Management  believes  the  adoption of these  pronouncements will not have a material impact on the Company.


NOTE  3  -    PROPERTY AND EQUIPMENT.

                    Property and equipment consist of the following:


                                                     June 30,       December 31,
                                                      2003              2002
                                                  ----------        ----------
          Computers                                $ 29,290         $ 29,290
          Furniture and fixtures                        803              803
                                                  ----------        ----------
                                                     30,093           30,093
          Less: Accumulated depreciation              9,845            6,859
                                                  ----------        ----------

                                                   $ 20,248         $ 23,234
                                                  ==========        ==========


                    Depreciation  expense  charged to operations  was $4,178 for the year ended December 31, 2002 and $2,986 and $2,089 for the six months ended June 30, 2003 and 2002, respectively.

NOTE  4  -    INTANGIBLE ASSETS.

                    In  accordance  with the  American  Institute  of  Certified
               Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company capitalized costs of $59,830 for year ended December 31, 2002 and $33,625 and $30,900 for the six months ended June 30, 2003 and 2002, respectively. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations $120,054 for the year ended December, 31, 2002 and $164,375 during the six months ended June 30, 2003.

                    In connection  with the December 31, 2001 private  placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee of $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $625 and $25,438 for the six months ended June 30, 2003 and 2002, respectively.

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

                    The  Company has a $50,000  revolving  line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate, which was 6.25% and 6.5% at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003 and
               December 31, 2002, $39,450 of the line has been utilized. The debt is guaranteed by the current Vice President, CFO and CEO of the Company and is collateralized by marketable securities which he owns with a fair market value of approximately $33,000 at June 30, 2003 and December 31, 2002, respectively.

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

         (b) At December 31, 2001, the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold. Interest expense on these notes amounted to $19,929 and $16,408, for the six months ended June 30, 2003 and 2002, respectively. A placement agent fee of $25,000 was paid in December 31, 2002 and is reflected on the accompanying balance sheet as deferred financing costs. During the six months ended June 30, 2002, an additional compensatory element interest charged to operations for the excess of the fair value of the notes holders purchase rights received over their exercise price was $29,600. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

NOTE  6  -    NOTES PAYABLE - OTHER.  (Continued)

               During the six months ended June 30, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the notes holders purchase rights received over their exercise price was $161,700. The fair value of the purchase rights was determined by management at $.49 per share which was the difference between the $.50 per unit price the stock is being offered to the public and the $.01 per share notes holders purchase price.

               During the year ended December 31, 2002 the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the six months ended June 30, 2003, the note holders exercised rights to acquire 320,000 common shares for an aggregate of $3,200.

               At December 31, 2002, the note holders were entitled to receive purchase rights to acquire 470,000 common shares in the aggregate of $4,700 of which the Company's former CFO has rights to acquire an additional 5,000 shares for an aggregate of $50. For each successive 30-day period each note remains outstanding, the note holder is entitled to receive rights to purchase up to an additional 5,000 shares of common stock at the purchases price of $.01 per share. During March 2003, $75,000 of the notes were paid. In July 2003 the balance of the notes were repaid. At June 30, 2003, the note holders were entitled to receive purchase rights acquire 490,000 common shares in the aggregate of $4,900 of which the Company's former CFO has rights to acquire an additional 20,000 shares of an aggregate of $200. The note holders were granted purchase rights to an additional 15,000 common shares in July 2003.

         (c) Included in the caption "Notes Payable - Other" are 10% interest bearing bridge loans in the amount of (1) $75,000 received during May 2002, (2) $50,000 received in July 2002 and (3) $25,000 received in October 2002. The notes were due in September 2002, November 2002 and January 2003, respectively. As the notes were not paid on their due dates, the interest rate increased to 20%. Interest charged to operations in the six months ended June 30, 2003 and 2002 was $13,631 and $966, respectively. The notes were repaid with accrued interest in July 2003.

NOTE  7  -    LOAN PAYABLE - EQUIPMENT.

                                                                      June 30,         December 31,
                                                                       2003               2002
                                                                     ---------         ----------
Obligation under equipment financed payable in installments
 of $495 including 13% interest through March 2005                    $ 9,611          $ 11,872

Less:  Current portion                                                  4,984             4,672
                                                                     ---------         ----------

                                                                      $ 4,627           $ 7,200
                                                                     =========         ==========


NOTE  8  -    DUE TO STOCKHOLDERS.

                    At December 31,  2002,  the Company was indebted to the Vice
               President, CEO/CFO of the Company in the amount of $115,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. During the six months ended June 30, 2003, the President, CEO/CFO made additional loans in the amount of $15,000 to the Company. These advances are non-interest bearing. Both of the officers do not expect repayment of these advances until the Company has sufficient cash flows to sustain operations for eighteen (18) months.


NOTE  9  -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                    Accounts   payable  and  accrued  expenses  consist  of  the
               following at:


                                                  June 30,        December 31,
                                                   2003              2002
                                              --------------    --------------
Professional fees                                $212,918          $224,795
License costs                                      40,000            50,000
Interest on notes payable                          61,852            43,774
Consultants                                        17,525            43,170
Sundry operating expenses                          50,295            54,280
                                              --------------    --------------
                                                 $382,590          $416,019
                                              ==============    ==============

NOTE 10  -    INCOME TAXES.

                    The Company does not have any currently  payable or deferred federal or local tax benefit since its inception to June 30, 2003. At December 31, 2002, the Company had a net operating loss carry forward amounting to $688,000 available to reduce future taxable income, which expires in the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset of approximately $220,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                            For the Six Months Ended June 30,          For the Three Months Ended June 30,
                                           -----------------------------------        ------------------------------------
                                               2003        %        2002        %        2003        %        2002        %
                                            ---------    -----  ---------    -----    ---------    -----    ---------    -----
Loss before income taxes                     ($480,261)          ($302,604)           ($234,461)           ($152,398)
                                             ==========          ==========           ==========           ==========
Expected statutory tax benefit              ($163,600)   (34.0) ($102,900)  (34.0)     (79,700)  (34.0)    (51,800)    (34.0)
Non deductible expenses                         1,000      0.2      5,500     1.8          500     0.2       2,800       1.8

Net operating loss valuation reserve          162,600     33.8     97,400    32.2       79,200     33.8      49,000     32.2
                                            ---------    -----   ---------   -----    ---------    -----   ---------    -----

Total tax benefit                            $ -           -      $  -         -       $  -         -       $   -          -
                                            =========    =====   =========   =====    =========   ======   =========    =====

NOTE 11  -    COMMON STOCK.

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

                    Commencing in February  2002 through  December  2002,  seven note holders exercised their purchase rights and acquired 310,000 common shares for $3,100 in cash. During the six months ended June 30, 2003, seven note holders exercised their purchase rights and acquired 320,000 common shares for $3,200 in cash.

               Initial Sale of the Company's Securities to the Public:

                    The Company  entered into a agreement with a placement agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent was to receive 10% of the gross proceeds from the offering plus certain warrants and

NOTE 11  -    COMMON STOCK.
(Continued)

               reimbursements of expenses. The Company agreed to give the placement agent warrants to purchase up to 800,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock and a Class A redeemable warrant to purchase one share of common stock exercisable at $2.285 per share for five years. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering, which originally terminated on June 30, 2003 was extended to July 31, 2003. Through June 30, 2003, the Company sold 958,000 units for $173,499 in cash, net of placement and deferred registration costs. In July 2003, an additional 1,516,000 units were sold for cash of $682,200 net of placement fees of $75,800.

NOTE 12  -    COMMITMENTS AND CONTINGENCIES.

              (a) Stock Purchase Rights:

                    Certain  notes  payable  included  a  default  penalty  that entitled the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note was not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remained unpaid past its original due date. Each note holder received these purchase rights regardless of whether the individual note holder agreed to extend the due date of the note. Through December 31, 2002 the note holders received rights to acquire 780,000 common shares at $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 per share charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 common shares and are entitled to exercise purchase rights to acquire an additional 470,000 common shares at $.01 per share.

               During the six months ended June 30, 2003, the note holders received additional rights to acquire 330,000 common shares at $.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the stock was offered to the

NOTE 12  -    COMMITMENTS AND CONTINGENCIES.
(Continued)

               public and the $.01 per share which was the note holders purchase price). During the six months ended June 30, 2003, the note holders exercised purchase rights to acquire 320,000 common shares and are entitled to exercise purchase rights to acquire an additional 480,000 common shares at $.01 per share. Another 25,000 rights were issued to the note holders prior to the repayment of the notes in July 2003.

                    The fair value used to  determine  the  additional  interest charge was determined on each date the holders were entitled to additional rights. The fair value used by management to determine the additional interest charge prior to the commencement of the Company's sale of its securities to the public was $.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. If the note holders purchase the common shares through the exercise of the purchase rights they own as at June 30, 2002, the excess of the fair value of the securities the note holders would receive and the purchase amount would be approximately $240,000, which is in accordance with the provisions of Financial Accounting Standards Board Opinion No. 123 "Accounting for Stock Based Compensation.

              (b)   License and Distribution Agreement.

                    In June 2002,  the  Company  entered  into a 5 year  license agreement to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company is presently in the process of transferring ownership of the S.P.I.K.E. software and its intellectual properties to the Company from the licensor. At June 30, 2003 and December 31, 2002 the unamortized portion of the deferred license fee is $41,667 and $44,167, respectively and the liability of $40,000 and $50,000 is included in accounts payable and accrued expenses at June 30, 2003 and December 31, 2002, respectively.

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

NOTE 12  -    COMMITMENTS AND CONTINGENCIES.
(Continued)

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

                    Through August 2002, no benefit had arisen from the contract with Lifetyme and management determined its value was fully impaired because it does not appear that any income will arise from the contract prior to its expiration. Accordingly, the unamortized portion of the contract of $21,773 was written off and charged to operations in September 2002. As of August 6, 2003, the Company has notified Lifetyme, Inc. that it will not be extending or renewing their contract.

                    The  Company  has not  cancelled  the  contract  and may, if conditions warrant it, exercise its option to extend the agreement. If and when the Company does extend the agreement, the variance between the fair value of the shares exercisable under the purchase right and the purchase price of $500 cash (currently $249,500) will be capitalized and amortized over the life of the agreement (18 months). This measurement date, which is the exercise date, is in accordance with the provisions of EITF 98-16.

              (e)   Employment Agreements:

                    In  March  2000,  William  Bozsnyak  entered  into a  3-year employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Mr. Bozsnyak became Chief Executive Officer, President and Treasurer of the Company. Currently, Mr. Bozsnyak

NOTE 12  -    COMMITMENTS AND CONTINGENCIES.
(Continued)

               is the Vice-President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company. The agreement provides for a base salary of $80,000, to commence upon the completion of the public offering with gross proceeds of at least $2,400,000, with a minimum annual 5% increase. Since the offering did not raise the requisite minimum gross proceeds, Mr. Bozsnyak will not take a salary until such time as cash flows warrant.

                    In  March  2000,   Debbie  Seaman   entered  into  a  3-year
               employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Ms. Seaman became Vice President and Secretary of the Company. Currently, Ms. Seaman is the President and Secretary of the Company. The agreement, as amended, provides for a base salary of $70,000, to commence upon the completion of the public offering with gross proceeds of a least $2,400,000, with a minimum annual 5% increase and a salary of $36,000, during the period which will commence upon the Company raising in excess of $1,000,000 in the offering until the completion of the offering. Ms Seaman received $6,500 in compensation in the six months ended June 30, 2003. Ms. Seaman is now entitled to a salary of $3,000 a month under her Employment Agreement. Since the Company is not presently able to pay her the full amount, any unpaid amount will be accrued. Ms Seaman will receive any unpaid salary when the Company's operations warrant such cash outlay and/or upon the additional funds proposed to be raised through a private placement of the Company's unregistered securities.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ----------------------------------------------------------

FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) ability to complete and sell the Company's products and services, (b) ability to achieve levels of sales sufficient to cover operating expenses, (c) ability to conclude arrangements in the indoor air quality business, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business or
(f) ability to secure necessary capital for general operating or expansion purposes. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

     The Company intends to expand its marketplace perspective to be recognized as a corporation focused on the safety and well being of the family, primarily but not exclusively in the home.

     While the Company will continue to develop software intended to keep children safe while online and provide turnkey solutions for both local communities and media companies, its more expanded purpose will be to seek out emerging capabilities, products and services that exhibit great promise of improving family safety and well being.

INTERNET CHILD SAFETY PRODUCTS

     The Company's two existing online monitoring software products SPIKE and SPIKE Remote Sentry are currently scheduled for testing by an outside testing center. These products will be licensed for manufacturing and distribution to Family Trusted Products, LLC ("FTP") to market the Company's monitoring software, as well as other future products. FTP is a company dedicated to creating technology-based products that reinforce the importance of safety for children. Family Trusted Products has an exclusive relationship with the National Center for Missing & Exploited Children ("NCMEC") and its spokesperson, Mr. John Walsh.

EXPANDED AREA OF DEVELOPMENT
----------------------------

ONLINE EMPLOYMENT/JOB LISTING

     The Company is exploring expansion opportunities to reposition the specific use of its job search/employment/classified as a turnkey solution for media outlets. While there are several large job listing sites with strong online awareness, there appears to be opportunities to sell similar capabilities to local smaller media outlets where their existing traffic (readers, listeners, etc) could drive the traffic backward into such a site. The three major competitors in the top tier who presently service this market are Monster, Hot Jobs and Careerbuilder.com

     Careerbuilder.com has followed this same strategy primarily with the largest daily newspaper in major markets. However there are significantly more local media entities that have not had the opportunity to "play" in this space with their own "identified" employment classifieds and job listing tool. Local radio stations, community newspapers, some smaller and/or independent television stations represent potential for a turnkey employment module that employs their own branding. The Company's model will resemble CareerBuilder.com, in that the Company will co-brand its employment and classified services as an application module that will have the look and feel of the Company's clients' web site, but will actually reside on the Company's servers.

COMMUNITY BUILDER TEMPLATE

     The Company has bundled many of its' existing products, thus becoming an application service provider (ASP) which enables it to offer a turnkey solution to local communities.

     The Company will provide local communities with a turnkey web site solution called the Community Builder Template, a robust, flexible solution that enables local townships to get their community online. Its technology allows local towns and communities to control the content for their own Community Builder site and to use their site to increase or generate revenue if they wish. This product is complete and is currently being used by the township of Central Islip.

INDOOR AIR QUALITY (IAQ)

     The newest area of development for the Company is that of indoor air quality (IAQ). IAQ is a broad arena of growing interest and concern. IAQ factors and problems are an underlying potentially fatal factor in the health issues of more than 30 million Americans who suffer from asthma and other respiratory ailments. Additionally, the IAQ marketplace extends into the over 7+ million annual real estate transactions where families need to have the confidence that the dwelling they are purchasing or selling poses no health and safety dangers. The Company has chosen to focus on one of the most important issues within the broader IAQ arena - mold. The mold issue is currently experiencing an expansion of new capabilities and potential solutions. Given that most are emerging from the scientific community the Company is building alliances and positioning itself as the entity that has the expertise and resources to bring these developing products successfully into the marketplace. The Company is specifically focusing on providing consumer-executed residential mold screening as well as various remediation related income opportunities.


     The Company will create a separate subsidiary to manage its IAQ initiatives

Plan of Operation

SPIKE & SPIKE Remote Sentry

     The Company does not anticipate any revenue from these products for the next five to six months. The Company anticipates that a licensing agreement will be entered into with Family Trusted Products and should begin to generate revenue by the latter part of the fourth quarter of 2003 or in the first quarter of 2004. FTP is going to leverage its exclusivity with NCMEC and Mr. Walsh to call upon their significant corporate sponsors to help promote and distribute the Company's S.P.I.K.E. computer monitoring software and the S.P.I.K.E. Remote Sentry product. The Company is hopeful that the NCMEC will endorse and support only the S.P.I.K.E. line products. It is also anticipated that the NCMEC logo will be added to the product's packaging and materials. The Company believes the market for each S.P.I.K.E. product to be between 500,000 to 1,500,000 units per year.


Online Employment Opportunities and Job Listing

     The Company is presently seeking agents/partners to assist the Company in selling this product. It is anticipated that the agent selection process will be completed by the end of 2003. Management believes that once the module is places with the appropriate agents, it will be three months before they will begin generating sales.



Community Builder Template

     As with the Employment Module the Company is seeking the proper agent(s) for the Community module and is on a similar timeline in anticipation of realizing revenue.

Indoor Air Quality (IAQ)

     Although the Company is in the early stages of developing products for this area, the management believes there is a potential U.S. market of 30 million consumers who might avail themselves of an in-home mold screening and testing product. Management believes the Company will start to generate revenues from the sale of these products in the first quarter of 2004. Potential additional revenues may be generated from referrals of consumers, whose test results warrant, to mold remediation entities.

     The Company is presently investigating the feasibility of developing its own remedial solutions for mold.


FINANCING TRANSACTIONS

     On September 23, 2002 the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC"), file No. 333-97687, to raise up to $4,000,000. The effective date of the Company's initial public offering ("IPO") was January 22, 2003. The IPO commenced on such date and closed on July 23, 2003.

     The IPO was a best efforts offering with no required minimum amount to be raised. Robert M. Cohen & Co., Inc. (the "Placement Agent") was the placement agent for the IPO. Through the IPO, the Company offered 8,000,000 units (the "Units") for sale to the public at a purchase price of $0.50 per Unit. Each Unit consists of one share of the Company's common stock, one class A warrant to purchase a share of the Company's common stock at $0.75 per share for an exercise period of 5 years ("Class A Warrants") and one class B warrant to purchase a share of the Company's common stock at $1.75 per share for an exercise period of 7 years ("Class B Warrants"). The Company paid the Placement Agent a commission of 10% of the proceeds of all Units placed by the Placement Agent and non-accountable expenses of 3% of from the proceeds of all the Units placed by the Placement Agent.

     The Company sold a total of 2,474,000 Units for gross proceeds of $1,237,000 and a total of $123,680 was paid to the Placement Agent. $257,601 of the proceeds of the IPO was used to pay the expenses of the IPO. The Company has repaid all outstanding notes totaling $475,000 and interest of $82,518 of the proceeds from the IPO. $197,800 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance is being used for working capital.

     In October 2002, the Company raised $25,000 for operations by issuing a promissory note payable in February 2003 with stated interest at 10%. The note's terms increased the interest rate to 20% if the note was not repaid by its original due date. This note and the accrued interest was repaid in July 2003 out of the proceeds from the IPO.

     In July 2002, the Company raised $50,000 for operations by issuing 2 promissory notes each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in November 2002. These notes were repaid in full in July 2003 out of the proceeds from the IPO.

     In May 2002, the Company raised $75,000 for operations by issuing 3 promissory notes, each bearing interest at 10% per annum, plus an approximate 10% penalty interest if not paid when due. These notes, together with accrued interest, were due in September 2002. These notes were repaid in March 2003 out of the proceeds from the IPO.

     Commencing in December 2001 through February 2002, the Company raised an additional $325,000 of operating capital by issuing thirteen (13) $25,000 promissory notes bearing interest at 10% per annum. Each of these notes were payable in full on the 60th day following its issuance. Each note holder had the right to acquire 10,000 shares of common stock at a price of $.01 per share if his or her note were not repaid in full, together with accrued interest, on the due date and an additional 5,000 shares of common stock at a price of $.01 per share for each month thereafter that the note was not repaid in full. As of December 31, 2002, none of these notes were repaid and, as a result, these note holders were then entitled to purchase 780,000 shares of common stock for an aggregate price of $7,800. Prior to December 31, 2002, an aggregate of 310,000 shares of common stock have been purchased by note holders for $3,100. Three notes, aggregating $75,000, were repaid on March 5, 2003 and the remaining 10 notes were repaid in July 2003, all out of the proceeds from the IPO. At June 30, 2003 the note holders had purchase rights to an aggregate of 480,000 shares of the company's common stock at $0.01 per share and rights to an additional 25,000 shares were acquired in July, 2002. The note holders have exercised their purchase rights to purchase 320,000 shares of common stock for an aggregate of $3,200. As of August 13, 2003, 135,000 shares remain available for purchase.

     In September 2001 and October 2001, the Company raised $50,000 for operations by issuing promissory notes bearing interest at 10%. The note's terms increased the interest rate to 20% if the note was not repaid by its original due date. These notes, together with accrued interest, were repaid in full in February 2002 from the proceeds of subsequent financing.

     All of the above-referenced  notes were raised by a placement agent, Robert
M. Cohen & Co, Inc. who received a 10% commission on the amount raised.

     The Company has repaid all outstanding notes totaling $475,000 and interest of $82,518 from the proceeds from the IPO.

MARKETPLACE STRATEGY FOR DISTRIBUTION, MARKETING AND COMMUNICATIONS
-------------------------------------------------------------------

     The Company will examine all reasonable opportunities identified, explored and selected for development for the most effective way into the selected marketplace. This will include the possibility of the inclusion of strategic partners in a variety of areas where the partners' expertise in technology, science, marketplace influence or other capabilities is in management's judgment needed to achieving the financial and marketplace results sought.

     Possible structures include direct to consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

     The Company will be particularly cautious as it relates to launching expensive marketing initiatives into new and untested products and services and instead seeking out ways to reduce risk while gaining expertise through the use of test-marketing strategies and the opportunities that may lie with partners who have established expertise and/or market entry capabilities.

     For all marketplace executions management will seek the most effective media or combination of media for the selected marketplace with a constant and balanced concern towards the potential revenue and profitability returns from the investment of funds for the strategies employed.


MARKETPLACE STRATEGY SUMMARY FOR THE COMPANY'S PRODUCTS
-------------------------------------------------------

INTERNET CHILD SAFETY PRODUCTS

     The Company is in the process of signing a licensing agreement for both S.P.I.K.E. products with FTP, a company that has an exclusive relationship with the National Center for Missing and Exploited Children and its spokesperson, Mr. John Walsh. The Company will receive monthly royalty payments of 10% from all gross receipts generated from the S.P.I.K.E. Products.

ONLINE EMPLOYMENT OPPORTUNITIES AND JOB LISTING

     The Company is currently finalizing the distribution methodology for its employment module. Management intends to identify and select an entity that will be empowered to market the finished product(s) into the local markets. Although not yet identified specifically, management is exploring entities that currently work within the targeted media and whose existing infrastructure would be able to support this additional product.

COMMUNITY BUILDER TEMPLATE

     As with the employment module management is seeking existing entities that service local municipalities and who therefore have the existing infrastructure to promote, sell and service these community clients.

IAQ

     It is anticipated at this time that the Company will market its IAQ products and services through three primary market channels:

Direct to Consumer:
-------------------

     Many of the consumers whose health interests and concerns make them ideal prospects for these product and services are identifiable and addressable. The Company would directly solicit these high-potential prospects via direct marketing.

Insurance, Real Estate, Mortgage, Financial Channels:
-----------------------------------------------------

     Management expects that these channels will offer significant opportunities for the marketing of IAQ products.


Third Parties - Associations, Affinity Organizations & Other Entities:
---------------------------------------------------------------------

     There are numerous entities whose purpose and interests are likely to make them valuable distribution partners given their credibility, influence and channel position. Management anticipates working with some of these entities that provide appropriate business development messaging to their constituents within the context of their existing communication vehicles and via incremental media.



PLANS FOR SUPPLEMENTAL FINANCING

     Management had estimated that the minimum gross proceeds from the IPO necessary for the Company to meet its cash flow requirements for the next twelve months to $2,000,000. Since the amount of money raised from the IPO was only $1,237,000, management has decided to offer common stock for sale through a private placement to accredited investors. The Company plans to raise in this offering approximately $600,000 to meet its revised operational expenses of the Company for the next twelve months.

     Management believes that the additional money raised from the Private Placement will provide the Company with operating capital necessary to enable the Company to carry out the key elements of its business plan, at least to the point of generating revenue from the marketing and distribution of the S.P.I.K.E. products. The Company will delay the launching of its other products and services until its revenues are sufficient to enable the Company to do so.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations by issuing notes and by the sale of common stock. From inception through June 30, 2003, the Company raised net cash proceeds of $446,374 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of June 30, 2003, the Company has cash and cash equivalents of $18,948 and working capital deficiency of $949,675.

     The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations. Based on the Company's current plans, management believes the proceeds from its initial public offering did not provide it with sufficient capital resources to fund its operations for at least the next twelve months. Management is presently preparing an additional offering of the Company's common stock through a private placement to raise approximately $600,000. Management believes the net proceeds from this new security offering will be sufficient for the Company's revised cash flow requirements for the next twelve months. Expectations about the Company's long-term liquidity may prove inaccurate if the Company's plans change. As the Company increases sales from its products and services, the Company expects to increase cash flow from operations.

     Net cash used in operating activities for the six months ending June 30, 2003 and 2002 was $297,558 and $56,451, respectively. Since inception through June 30, 2003 net cash used in operations was $487,875.

     Net cash used in investing activities for the six months ending June 30, 2003 and 2002 was $33,625 and $30,900, respectively, and since inception through June 30, 2003 net cash used in investing activities was $308,281. The use of cash funds in investing activities since inception has been property asset and license acquisitions and software development costs.

     Net cash provided from financing activities was $815,104 from inception through June 30, 2003 of which $349,119 was generated in the six months ended June 30, 2003 while $18,181 was used in financing activities during the six months ended June 30, 2002. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

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

     The Company has issued, and may continue to issue, its common stock for services. In September 2001 the Company's legal counsel accepted 100,000 shares of common stock as payment for $9,000 in general legal services rendered ($.09 per share). Subsequent to that date, the Company has issued common stock and rights to purchase common stock, such as in connection with the Lifetyme, Inc. agreement. The Company has issued stock rights to note holders as additional interest in addition to the notes' stated 10% interest. The cost associated with these transactions was based on a fair value of $.09 per share which is the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. Absent a current public market for the Company's common stock, the Company believes its stated fair value assigned to these transactions to be reasonable.

ITEM 3. CONTROLS AND PROCEDURES.
        -----------------------

DISCLOSURE CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer (CEO)/Chief Financial Officer (CFO) is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

     To meet his responsibility for financial reporting, the CEO/CFO has established internal controls and procedures, which he believes, are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters.
This Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE CEO/CFO MOST RECENT EVALUATION.


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        ------------------------------------------

The use of proceeds of the Company's initial public offering are hereby incorporated by reference to Part 1, Item 2. Management's Discussion and Analysis or Plan of Operation of this Form 10-QSB under Financing Transactions.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K .
              ----------------------------------

              (a)     Exhibits

               31.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 302 of Sarbanes-Oxley Act.

               32.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

                                                          SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)


By:   /s/ William Bozsnyak
      --------------------------------------------------------------------------
      William Bozsnyak, Chief Financial Officer
      (Chief Executive Officer, Vice President and Treasurer)



Date: August 14, 2003
      --------------------------------------------------------------------------

Exhibits                                                             Page
                                                                     ----


    31.1  Certification of Chief Executive  Officer
          and Chief Financial  Officer pursuant to
          Section 302 of Sarbanes-Oxley Act.                          14

    32.1  Certification of Chief Executive  Officer
          and Chief Financial  Officer pursuant to
          18 U.S.C. Section 1350, as adopted pursuant
          to Section 906 of Sarbanes-Oxley Act.                       16