Form 10QSB
period 2003-09-30
SEARCHHELP INC
filed 2003-11-14
CIK 1163573

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ---------------------------------------------

                                   Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|X|    EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| |    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     ---------------------

                        Commission file number 333-97687


                                SEARCHHELP, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)


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


          Issuer's telephone number, including area code (516) 922-4765
                                                          --------------


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The number of outstanding common shares, par value $.0001 at October 31, 2003 was 18,954,000 and the number of outstanding warrants to acquire common shares at October 31, 2003 was 4,948,000.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)



                                    I N D E X
                                   ----------


                                                                        Page No.
                                                                        --------


FINANCIAL STATEMENTS:


  Balance Sheets as at September 30, 2003 (Consolidated)
     and December 31, 2002 (Unaudited)                                       1-2


  Statements of Operations
     For the Three and Nine Months ended September 30, 2003(Consolidated),
     For the Three and Nine Months Ended September 30, 2002 and
     Cumulative For the Period From January 29, 1999 (Inception)
     to September 30, 2003 (Consolidated) (Unaudited)                          3


  Statement of Stockholders' Capital Deficiency
     For the Nine Months Ended September 30, 2003 (Consolidated)(Unaudited)    4


  Statements of Cash Flows
     For the Nine Months ended September 30, 2003 (Consolidated),
     For the Nine Months Ended September 30, 2002 and
     Cumulative For the Period From January 29, 1999 (Inception)
     to September 30, 2003 (Consolidated) (Unaudited)                        5-6


  Notes to Financial Statements (Unaudited)                                 7-21

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                   A S S E T S
                                  ------------

                                                                  September 30,     December 31,
                                                                      2003              2002
                                                                 --------------    -------------
                                                                 (Consolidated)     (Unaudited)
                                                                   (Unaudited)

Current assets:
  Cash                                                            $   19,500        $    1,012
  Accounts receivable                                                    629             3,716
  Prepaid expenses                                                     1,597             3,693
                                                                 --------------    -------------
    Total current assets                                              21,726             8,421
                                                                 --------------    -------------

Property and equipment - at cost,
  less accumulated depreciation                                       18,755            23,234
                                                                 --------------    -------------

Other assets:
  Software development costs, less accumulated
    amortization of $174,141 and $120,054, respectively               73,336            93,798
  Deferred financing costs, less accumulated
    amortization of $51,875                                             -                  625
  Deferred license costs, less accumulated amortization
    of $13,333 and $5,833, respectively                               36,667            44,167
  Deferred registration costs                                           -              234,681
  Security deposit                                                     2,155             2,155
                                                                 --------------    -------------
      Total other assets                                             112,158           375,426
                                                                 --------------    -------------

      Total assets                                                $  152,639        $  407,081
                                                                 ==============    =============

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           BALANCE SHEETS (Continued)


                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
               --------------------------------------------------

                                                                  September 30,    December 31,
                                                                       2003             2002
                                                                  --------------   ------------
                                                                  (Consolidated)    (Unaudited)
                                                                    (Unaudited)

Current liabilities:
 Note payable - bank                                                $  39,450       $  39,450
 Notes payable - other                                                   -            475,000
 Current portion of long-term debt                                      5,148           4,672
 Due to stockholders                                                  145,008         130,008
 Accounts payable and accrued expenses                                177,907         416,019
                                                                  --------------   ------------
    Total current liabilities                                         367,513       1,065,149
                                                                  --------------   ------------

Long-term debt, less current portion                                    3,277           7,200
                                                                  --------------   ------------

Commitments and contingencies                                            -               -

Stockholders' capital deficiency:
 Common stock - $.0001 par value
  Authorized - 100,000,000 shares
  Issued and outstanding - 18,644,000 and
    15,310,000 shares, respectively                                     1,864           1,531
 Additional paid-in capital                                         1,264,819         230,494
 Deficit accumulated in the development stage                      (1,484,834)      ( 897,293)
                                                                  --------------   ------------
      Total stockholders' capital deficiency                       (  218,151)      ( 665,268)
                                                                  --------------   ------------

      Total liabilities and stockholders' capital deficiency        $ 152,639       $ 407,081
                                                                  ==============   ============

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                                   Cumulative From
                                                              For the Nine                  For the Three          January 29, 1999
                                                              Months Ended                   Months Ended           (Inception) to
                                                              September 30,                  September 30,           September 30,
                                                     -------------------------        ------------------------       ------------
                                                        2003           2002               2003         2002             2003
                                                     ----------     ----------        ----------    ----------       ------------
                                                  (Consolidated) (Consolidated)      (Unaudited)  (Unaudited)     (Consolidated)
                                                   (Unaudited)     (Unaudited)                                      (Unaudited)
Revenues                                              $ 3,676        $ 1,279            $ 1,008      $ 1,279           $ 19,770
                                                     ----------     ----------        ----------    ----------       ------------

Operating expenses:
Selling                                                 62,073         37,659             15,548       10,949            125,222
Web site costs                                          19,123         71,615              7,676       21,403            134,104
Software development costs                              68,901         27,315             12,631       10,785            118,616
General and administrative                             170,855        127,259             47,565       29,478            497,446
Amortization and impairment of licenses costs
and deferred promotional incentives                     17,500         44,832              5,000       44,832             62,000
Depreciation and amortization                           48,566         46,711            10,759        13,076            180,812
                                                     ----------     ----------        ----------    ----------       ------------
Total operating expenses                               387,018        355,391            99,179       130,523          1,118,200
                                                     ----------     ----------        ----------    ----------       ------------

Loss from operations                                 ( 383,342)     ( 354,112)         ( 98,171)    ( 129,244)       ( 1,098,430)
                                                     ----------     ----------        ----------    ----------       ------------

Other expenses:
Interest                                                34,524         36,679              1,759       13,981            102,454
Compensatory element of
  noteholders purchase rights                          169,050         45,200              7,350       15,600            231,450
Amortization of deferred financing costs                   625         31,667                -          6,229             52,500
                                                     ----------     ----------        ----------    ----------       ------------
Total other expenses                                   204,199        113,546             9,109        35,810            386,404
                                                     ----------     ----------        ----------    ----------       ------------

Net loss                                             ($587,541)     ($467,658)        ($107,280)    ($165,054)       ($1,484,834)
                                                     ==========     ==========        ==========    ==========       ============

Per share data:
Loss per share - basic and diluted                     ($.04)         ($.03)            ($.01)        ($.01)
                                                     ==========     ==========        ==========    ==========

Weighted average number of shares outstanding        16,770,534     15,050,310        18,261,760    15,111,800
                                                     ==========     ==========        ==========    ==========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIENCY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)

                                                                                     Deficit
                                                                                   Accumulated         Total
                                                                    Additional       in the          Stockholders'
                                              Common Stock            Paid-In       Development        Capital
                                           -------------------
                                           Shares       Amount        Capital         Stage          Deficiency
                                           -------      ------       --------       ---------        -----------
Balance at January 1, 2003               15,310,000     $1,531       $230,494     ( $  897,293)       ($ 665,268)

Proceeds from exercise of
noteholders' purchase rights                760,000         76          7,524            -                7,600

Compensatory element of
noteholders' purchase rights                   -            -         169,050            -              169,050


Proceeds from sale of securities          2,574,000        257        857,751            -              858,008

Net loss                                       -            -            -        (   587,541)        ( 587,541)
                                         -----------    -------    -----------    ------------        ----------

Balance at September 30, 2003            18,644,000     $1,864     $1,264,819     ($1,484,834)        ($218,151)
                                         ===========    =======    ===========    ============        ==========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative From
                                                                      For the Nine                January 29, 1999
                                                                      Months Ended                 (Inception) to
                                                                      September 30,                 September 30,
                                                                -------------------------------
                                                                   2003             2002                  2003
                                                                -------------     -------------     -------------
                                                               (Consolidated)   (Consolidated)      (Consolidated)
                                                                (Unaudited)      (Unaudited)          (Unaudited)

Cash flows from operating activities:
 Net loss                                                       ($ 587,541)       ($467,658)         ($1,484,834)
                                                                -------------     -------------     -------------
 Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
  Compensatory element of noteholders' purchase rights             169,050           45,200              231,450
  Depreciation and amortization                                     49,191           78,378              233,812
  Amortization and impairment of licenses and
      deferred promotional incentives                               17,500           44,832               62,000
  Common stock issued for legal fees                                   -                -                  9,000
  Increase (decrease) in cash flows as a result of
      changes in asset and liability account balances:
    Accounts receivable                                              3,087        (   1,279)        (        629)
    Prepaid expenses                                                 2,096            2,259         (      1,597)
    Security deposits                                                  -                -           (      2,155)
    Accounts payable and accrued expenses                       (  238,112)         384,426              177,907
                                                                -------------     -------------     -------------
  Total adjustments                                                  2,812          553,816              709,788
                                                                -------------     -------------     -------------

Net cash provided by (used in) operating activities             (  584,729)          86,158         (    775,046)
                                                                -------------     -------------     -------------

Cash flows from investing activities:
  Equipment purchases                                                  -          (   2,200)        (     10,804)
  Software development costs                                    (   33,625)       (  45,650)        (    247,477)
  Deferred license costs                                               -          (  50,000)        (     50,000)
                                                                -------------     -------------     -------------
Net cash used in investing activities                           (   33,625)       (  97,850)        (    308,281)
                                                                -------------     -------------     -------------

Cash flows from financing activities:
  Due to stockholder                                                15,000              -                145,008
  Note payable - bank                                                  -                -                 39,450
  Notes payable - other                                         (  475,000)         175,000                  -
  Loans payable                                                        -                -                104,075
  Equipment loans                                               (    3,447)       (   2,704)        (     10,868)
  Deferred financing costs                                             -          (  22,500)        (     52,500)
  Deferred registration costs                                          -          ( 250,788)        (    257,621)
    Proceeds from sale of securities                             1,100,289            7,750            1,135,283
                                                                -------------     -------------     -------------
Net cash provided by (used in) financing activities                636,842        (  93,242)           1,102,827
                                                                -------------     -------------     -------------

Net increase (decrease) in cash                                     18,488        ( 104,934)              19,500

Cash at beginning of period                                          1,012          105,532                   -
                                                                -------------     -------------     -------------

Cash at end of period                                            $  19,500         $    598          $    19,500
                                                                =============     =============     =============

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS (Continued)

                                                                       For the Nine             Cumulative From
                                                                       Months Ended             January 29, 1999
                                                                       September 30,            (Inception) to
                                                                  ----------------------          September 30,
                                                                  2003              2002             2003
                                                              ---------------   --------------    -------------
                                                              (Consolidated)    (Consolidated)   (Consolidated)
                                                                (Unaudited)      (Unaudited)       (Unaudited)
Supplemental Disclosures of Cash Flow Information:
  Cash payments made during period for:
    Interest                                                      $ 78,094          $ 10,670       $ 102,249
                                                                  =========         =========      ==========


Supplemental Schedules of Noncash Investing and Financing Activities:

  Assets acquired for debt                                        $ -               $ 15,656       $  19,289
                                                                  =========         =========      ==========

  Deferred promotional incentives acquired through
   exercise of common stock purchase rights                       $ -               $ -            $  44,500
                                                                  =========         =========      ==========

  Common stock issued for legal fees                              $ -               $ -            $   9,000
                                                                  =========         =========      ==========

  Loans converted to common stock                                 $ -               $ -            $ 104,075
                                                                  =========         =========      ==========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Unaudited)



NOTE  1  -       PLAN OF ORGANIZATION:

                 (a) Organization and Presentation of Financial Statements:

                         SearchHelp,  Inc. (the  "Company") was  incorporated in
                 the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through September 30, 2003, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $1,056,728 and a stockholders' capital deficiency of $665,268 at December 31, 2002 and $345,787 and $218,151 at
                 September 30, 2003, respectively.

                         These  conditions  raise  substantial  doubt  about the
                 Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family well being.

                         The Company  filed its  prospectus  on January 22, 2003
                 and was declared effective on that date. The Company offered for sale to the public ("IPO"), through a placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock, one A warrant to purchase one share of common stock at $.75 and one B warrant to purchase one share of common stock for $1.75) at a purchase price of $.50 per unit. The Company sold 2,474,000 units for a total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $404,192. The Company closed the offering on July 23, 2003. $257,601 of the proceeds from the IPO was used to pay the expenses of the IPO. The Company has repaid all outstanding notes totaling $475,000 and interest of $82,518 of the proceeds from the IPO. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance was used for working capital.

                         Since  the  Company  has  not   generated   significant
                 revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months. Management believes the Company will need additional financing to continue operating.

                         Accordingly, in September 2003, the Company commenced a
                 private placement offering to accredited individuals up to 4,000,000 of the Company's unregistered common shares for a purchase price $0.25 per share. Through September 30, 2003, one individual purchased 100,000 shares for $25,000. An additional 290,000 common shares were sold through October 31, 2003 for $72,500. In November 2003, the offering was increased up to 6,000,000 shares at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the Placement Agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent will have certain piggyback rights to cause the registration of the shares if SearchHelp effects a registration of its securities.


                 (b) Principal Business Activity:

                         The Company is focused on  utilizing  new and  emerging
                 technology to develop products and services oriented towards improving family and well-being, primarily but not exclusively in the home, having shifted its primary focus from providing small businesses with online forums. While the Company will continue to develop software intended to keep children safe while online and provide turnkey solutions for both local communities and media companies, its more expanded purpose will be to seek out emerging capabilities, products and services that exhibit significant promise of improving family safety and well being.

                         The Company's  two existing  software  products  Secure
                 Protect Identify Kids Everywhere (S.P.I.K.E.) and S.P.I.K.E Remote Sentry were developed to keep children safe while online. These monitoring programs are currently being tested by an outside testing center. They will be marketed and sold by Family Trusted Products, LLC. The Company anticipates revenues from these products in the first quarter of 2004.

                         The Company  also  intends to pursue the area of indoor
                 air quality, as this problematic issue is at the forefront of child health concerns, as well as general environmental concerns.

                         Additionally, the Company intends to bundle many of its
                 existing products, thus becoming an application service provider by offering turnkey solutions to local communities and small media outlets such as newspapers and local television and radio stations.

                  Expanded Areas of Development

                  Indoor Air Quality (IAQ)

                         The Company has been exploring  opportunities  with the
                 "at home" quality of living aspects of indoor air quality ("IAQ"). The Company has formed a subsidiary, Indoor Air
                 Quality Services, Inc., to pursue the IAQ business. The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, a vast area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, make the opportunity to develop a consumer friendly/informative home-based solution extremely attractive to the Company.

                 The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company is investigating the potential for engaging in both aspects of the mold issue (1) providing definitive products for screening for mold conditions and (2) providing effective indoor mold remediation solutions.

                 In September 2003, the Company signed a letter of intent ("Letter of Intent") with Envirotech Sciences, LLC ("IAQ Company"), a company that holds a license to exploit an organic compound that renders mold harmless (the "Product"). The Letter of Intent, if it results in a binding contract, will provide the Company with 3% to 5% of the gross revenue from the
                 Product. In consideration for acquiring this revenue, the Company anticipates that it will provide development capital of between $250,000 and $500,000, up to 5,000,000 options to purchase its Common Stock and provide consulting services in connection with the marketing and sales of the Product, especially those targeted at the consumer marketplace that would be in concert with other consumer mold testing initiatives as part of the Company's larger presence in the IAQ arena. The Company has engaged a consultant with expertise in the IAQ field and more specifically, molds, to evaluate the tests performed on the Product by two leading universities. The evaluation will include an expert opinion on the marketplace viability of the Product for its intended purpose. If the test results for the Product are favorable (i.e. marketplace viability), the Company will enter into a definitive agreement with the IAQ Company shortly after the completion of such tests.

                 Community Builder Template

                 The Company intends to provide local communities with a turnkey web site solution called the Community Builder Template, a flexible solution to enable local townships to get their community online. The Company's technology should allow local towns and communities to control the content for their own Community Builder site and to use their sites to increase or generate revenue if they wish. The Company also intends to offer a platform for small media outlets that enables them to incorporate a turnkey, feature rich employment and classified module to their existing web sites which should enhance their businesses by adding revenue and bringing more value to their viewers.

                 Online Employment/Job Listing

                         An additional area of opportunity where the Company has
                 existing capabilities is to reposition the specific use of the Company's job search/employment tool. While there are several large job listing sites: Monster, Hot Jobs, Career Builder, with strong online awareness and use there seem to be opportunities in driving such a capability down to local smaller media outlets where their existing traffic (readers, listeners, etc) could drive the traffic backward into such a site.


NOTE  2  -       SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

                 (a) Basis of Presentation:

                         The   accompanying   financial   statements  have  been
                 prepared in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly-owned subsidiary, In Door Air Quality Services, Inc., which has had no activity through September 30, 2003. The accompanying consolidated unaudited financial statements as at and for the nine and three months ended September 30, 2003 include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation. The accompanying unaudited financial statements as at and for the three and nine months ended September 30, 2002 include the accounts of the Company. In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the consolidated results of operations and cash flows for the nine months ended September 30, 2003 and the results of operations and cash flows for the nine months ended September 30, 2002. The results of consolidated operations for the three and nine months ended September 30, 2003 and the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year. The December 31, 2002 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2002 and should be read in conjunction therewith.

                 (b) Revenue Recognition:

                         Through  September  30, 2003,  the Company did not have
                 significant revenues and is in the development stage. The Company will recognize revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment

                 (c) Use of Estimates:

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

                 (g) Software Research and Development Costs:

                         Research   and   development   costs  are  expensed  as
                 incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $118,616, which were charged to operations in connection with the initial development phase of two products.

                 (h) Advertising Costs.

                         The Company expenses ordinary advertising and promotion
                 costs as incurred. The Company incurred no advertising and promotion costs prior to January 1, 2001. Advertising and promotion costs were $17,816 and $32,854 for the nine months ended September 30, 2003 and 2002, respectively.

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



NOTE  3 -        PROPERTY AND EQUIPMENT.

                           Property and equipment consist of the following:


                                            September 30,        December 31,
                                                 2003               2002
                                            -------------        ------------

Computers                                      $29,290             $29,290
Furniture and fixtures                             803                 803
                                            -------------        ------------
                                                30,093              30,093
Less:  Accumulated depreciation                 11,338               6,859
                                            -------------        ------------

                                               $18,755             $23,234
                                            =============        ============



                         Depreciation  expense  charged to operations was $4,178
                 for the year ended December 31, 2002 and $4,479 and $3,141 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE  4  -       INTANGIBLE ASSETS.

                         In accordance with the American  Institute of Certified
                 Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company capitalized costs of $59,830 for year ended December 31, 2002 and $33,625 and $45,650 for the nine months ended September 30, 2003 and 2002, respectively.

                 These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the nine months ended September 30, 2003 and 2002 was $54,087 and $43,520, respectively.

                         In  connection  with  the  December  31,  2001  private
                 placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee of $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $625 and $31,667 for the nine months ended September 30, 2003 and 2002, respectively.

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

                         The Company has a $50,000 revolving line of credit with
                 a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate, which was 6.25% and 6.5% at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, $39,450 of the line has been utilized. The debt is guaranteed by the current Vice President, CFO and CEO of the Company and is collateralized by marketable securities which he owns with a fair market value of approximately $33,000 at September 30, 2003 and December 31, 2002, respectively.

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

            (b) At December 31, 2001, the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold at par value. The notes were repaid with accrued interest in July 2003. A placement agent fee of $25,000 was paid in December 31, 2002 and is reflected on the accompanying balance sheet as deferred financing costs. During the nine months ended September 30, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the note holders purchase rights received over their exercise price was $45,200. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

                 During the nine months ended September 30, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the note holders purchase rights received over their exercise price was $169,050. The fair value of the purchase rights was determined by management at $.49 per share which was the difference between the $.50 per unit price the stock is being offered to the public and the $.01 per share note holders purchase price.

                 During the year ended December 31, 2002 the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the nine months ended September 30, 2003, the note holders exercised rights to acquire 760,000 common shares in the aggregate of $7,600.

                 At December 31, 2002, the note holders were entitled to receive purchase rights to acquire 470,000 common shares in the aggregate of $4,700 of which the Company's former CFO has rights to acquire an additional 5,000 shares for an aggregate of $50. For each successive 30-day period each note remains outstanding, the note holder is entitled to receive rights to purchase up to an additional 5,000 shares of common stock at the purchases price of $.01 per share. During March 2003, $75,000 of the notes were paid. In July 2003 the balance of the notes were repaid. At September 30, 2003, the note holders were entitled to receive purchase rights to acquire 50,000 common shares in the aggregate of $500.

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

NOTE  7  -       LOAN PAYABLE - EQUIPMENT.


                                                   September 30,    December 31,
                                                       2003             2002
                                                   ------------     ------------
        Obligation under equipment financed
         payable in installments of $495
         including 13% interest through March 2005     $8,425          $11,872

        Less:  Current portion                          5,148            4,672
                                                       --------        --------

                                                       $3,277          $ 7,200
                                                       ========        ========

NOTE  8  -       DUE TO STOCKHOLDERS.

                         At December 31,  2002,  the Company was indebted to the
                 CEO/CFO of the Company in the amount of $115,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. During the nine months ended September 30, 2003, the Vice CEO/CFO made additional loans in the amount of $15,000 to the Company. These advances are non-interest bearing. Both of the officers do not expect repayment of these advances until the Company has sufficient cash flows to sustain operations for eighteen (18) months.


NOTE  9  -       ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                 Accounts payable and accrued expenses consist of the following at:


                                               September 30,       December 31,
                                                    2003                2002
                                               -------------       -------------

                 Professional fees               $113,274            $224,795
                 License costs                     15,000              50,000
                 Interest on notes payable            205              43,774
                 Consultants                       11,000              43,170
                 Due to placement agent            22,110                 -
                 Sundry operating expenses         16,318              54,280
                                                 ---------           --------
                                                 $177,907            $416,019
                                                 =========           ========

NOTE 10  -       INCOME TAXES.

                         The  Company  does not have any  currently  payable  or
                 deferred federal or local tax benefit since its inception to September 30, 2003. At December 31, 2002, the Company had a net operating loss carry forward amounting to $688,000 available to reduce future taxable income, which expires in the year 2021. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset of approximately $220,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                            For the Nine Months Ended                 For the Three Months Ended
                                                   September 30,                             September 30,
                                        ----------------------------------------  ---------------------------------------
                                             2003      %         2002        %        2003       %         2002        %
                                        ----------   -----   ----------    -----  ----------    -----   ---------   -----
Loss before income taxes                ($587,541)           ($467,658)           ($107,280)            ($165,054)
                                        ==========           ==========           ==========            ==========

Expected statutory tax benefit          ($199,800)  (34.0)   ($159,000)   (34.0)  ($ 36,500)   (34.0)   ($ 56,100)  (34.0)
Non deductible expenses                     1,300     0.2        1,200      0.3         300      0.3      ( 4,300)  ( 2.6)

Net operating loss valuation reserve      198,500    33.8      157,800     33.7      36,200     33.7       60,400    36.6
                                        ----------   -----   ----------    -----  ----------    -----   ----------   -----

Total tax benefit                        $   -         -      $   -          -     $   -          -      $   -         -
                                        ==========   =====   ==========    =====  ==========    =====   ==========   =====

NOTE 11  -       COMMON STOCK.

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

                 Initial Sale of the Company's Securities to the Public:

                         The Company  entered into a agreement  with a placement
                 agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses of 3% of the gross proceeds and certain placement agent warrants. The Company granted the placement agent and his designee warrants which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a Class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and Class B redeemable warrant to purchase one share of the Company's common stocks for five years. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for $832,808 in cash, net of placement and deferred registration costs.

                 Private Placement of the Company's Securities:

                         Effective  September 8, 2003,  the Company  commenced a
                 best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at a purchase price of $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. Through September 30, 2003 one individual purchased 100,000 shares for $25,000 and through October 31, 2003, two individuals purchased 290,000 shares for $72,500. In November 2003, the offering was increased up to 6,000,000 shares at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the Placement Agent will receive a warrant to purchase one share of common stock for every 10 Shares sold by the placement agent.


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

                         During the nine months ended  September  30, 2003,  the
                 note holders received additional rights to acquire 315,000 common shares at $.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the stock is being offered to the public and the $.01 par share note holders purchase price). During the nine months ended September 30, 2003, the note holders exercised purchase rights to acquire 760,000 common shares and are entitled to exercise purchase rights to acquire an additional 50,000 common shares at $.01 each.

                         The  fair  value  used  to  determine  the   additional
                 interest charge was determined on each date the holders were entitled to additional rights. The fair value used by management to determine the additional interest charge prior to the commencement of the Company's sale of its securities to the public was $.09, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value.

NOTE 12  -       COMMITMENTS AND CONTINGENCIES.  (Continued)

                 (b) License and Distribution Agreement.

                         In June 2002, the Company entered into a 5 year license
                 agreement to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company will pay the licensor $50,000 from the proceeds of its initial public offering, if any, and a royalty of $4 for each product sold. At September 30, 2003 and December 31, 2002 the unamortized portion of the deferred license fee is $36,667 and $44,167, respectively and the liability of $15,000 and $50,000 is included in accounts payable and accrued expenses at September 30, 2003 and December 31, 2002, respectively. In September 2003, the Company renegotiated the
                 licensing   agreement.

                 (c) Lease:

                         The Company is obligated  under an operating  lease for
                 its office, which expires on December 1, 2003, at an annual rent of $12,960.

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

                         In March  2000,  Debbie  Seaman  entered  into a 3-year
                 employment agreement with E-Com Marketing Group, Inc., a predecessor company, pursuant to which Ms. Seaman became Vice President and Secretary of SearchHelp. Currently, Ms. Seaman is the President and Secretary of the Company. The agreement, as amended, provides for a base salary of $70,000, which will commence upon the completion of this offering with gross proceeds of a least $2,400,000, with a minimum annual 5% increase and a salary of $36,000, during the period which will commence upon the Company raising in excess of $1,000,000 in this offering. Ms. Seaman received $13,900 in compensation in the nine months ended, September 30, 2003. Ms. Seaman is currently taking a salary of $3,000 a month per her Employment Agreement.

                         Each   employment   agreement  will  be   automatically
                 extended  each year  unless  notice is  received  by either the employee or the Company. Mr. Bozsnyak and Ms. Seaman's employment agreements were extended for three years.

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

LIQUIDITY AND CAPITAL RESOURCES

         SearchHelp has funded its operations primarily by issuing notes and to a lesser extent, by the sale of common stock. From inception through June 30, 2003, SearchHelp raised net cash proceeds of $446,374 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of June 30, 2003, SearchHelp, Inc. has cash and cash equivalents of $18,948 and working capital deficiency of $949,675. As of September 30, 2003, the company has cash and cash equivalents of $19,500 and a working capital deficiency of $345,787.

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

         Net cash used in operating activities for the six months ending June 30, 2003 and 2002 was $297,558 and $56,451, respectively. Since inception through June 30, 2003 net cash used in operations was $487,875. For the nine months ending September 30, 2003 net cash used in operations was $584,729.

         Net cash used in investing activities for the six months ending June 30, 2003 and 2002 was $33,625 and $30,900, respectively, and since inception through June 30, 2003 net cash used in investing activities was $308,281. For the nine months ending September 30, 2003, the net cash used in investing activities was $33,625. The use of cash funds in investing activities since inception has been property asset and license acquisitions and software development costs.

         Net cash provided from financing activities was $815,104 from inception through June 30, 2003 of which $349,119 was generated in the six months ended June 30, 2003 while $18,181 was used in financing activities during the six months ended June 30, 2002. For the nine months ending September 30, 2003, the net cash used in financing activities was $636,842. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

         Since the Company has not generated significant revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months. Management believes the Company will need additional financing to continue operating.

         Therefore, in September 2003, the Company commenced a private placement offering to accredited individuals up to 4,000,000 of the Company's unregistered common shares for $0.25 per share. Through September 30, 2003, one individual purchased 100,000 shares for $25,000. An additional 290,000 common shares were sold through October 31, 2003, for an aggregate of $72,500. In November 2003, the offering was increased up to 6,000,000 shares at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the Placement Agent will receive a warrant to purchase one share of common stock for every 10 Shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent will have certain piggyback rights to cause the registration of the shares if SearchHelp effects a registration of its securities. The Company plans to raise at least $600,000 to meet its operational expenses of the Company for the next twelve months. Management believes that the additional money raised from the Private Placement will provide the Company with operating capital necessary to enable the Company to carry out the key elements of its business plan, at least to the point of generating revenue from the marketing and distribution of the S.P.I.K.E. products. The Company will delay the launching of its other products and services until its revenues are sufficient to enable the Company to do so. As of October 31, 2003, the Company has sold 390,000 units for an aggregate of $97,500.


The Company's Business

         The Company is focused on utilizing new and emerging technology to develop products and services oriented towards improving family and well-being, primarily but not exclusively in the home, having shifted its primary focus from providing small businesses with online forums. While the Company will continue to develop software intended to keep children safe while online and provide turnkey solutions for both local communities and media companies, its more expanded purpose will be to seek out emerging capabilities, products and services that exhibit significant promise of improving family safety and well being.

         The Company's two existing software products Secure Protect Identify Kids Everywhere (S.P.I.K.E.) and S.P.I.K.E Remote Sentry were developed to keep children safe while online. These monitoring programs are currently being tested by an outside testing center. They will be marketed and sold by Family Trusted Products, LLC. The Company anticipates revenues from these products in the first quarter of 2004.

         The Company also intends to pursue the area of indoor air quality, as this problematic issue is at the forefront of child health concerns, as well as general environmental concerns.

         Additionally, SearchHelp intends to bundle many of its existing products, thus becoming an application service provider by offering turnkey solutions to local communities and small media outlets such as newspapers and local television and radio stations.

         The Company's immediate plans are as follows.

         1) The Company has licensed the rights to its child related S.P.I.K.E. monitoring software and S.P.I.K.E. Remote Sentry products. The Company has recently signed an exclusive license agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP is highly regarded by the National Center for Missing and Exploited Children and FTP will be seeking their endorsement for the sale of the S.P.I.K.E products.

         2) The Company has been exploring opportunities with the "at home" quality of living aspects of indoor air quality ("IAQ"). The Company has formed a subsidiary, Indoor Air Quality Services, Inc., to pursue the IAQ business. The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, a vast area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, make the opportunity to develop a consumer friendly/informative home-based solution extremely attractive to the Company.

         The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company is investigating the potential for engaging in both aspects of the mold issue (1) providing definitive products for screening for mold conditions and (2) providing effective indoor mold remediation solutions.

         In September 2003, the Company signed a letter of intent ("Letter of Intent") with Envirotech Sciences, LLC ("IAQ Company"), a company that holds a license to exploit an organic compound that renders mold harmless (the
"Product"). The Letter of Intent, if it results in a binding contract, will provide the Company with 3% to 5% of the gross revenue from the Product. In consideration for acquiring this revenue, the Company anticipates that it will provide development capital of between $250,000 and $500,000, up to 5,000,000 options to purchase its Common Stock and provide consulting services in connection with the marketing and sales of the Product, especially those targeted at the consumer marketplace that would be in concert with other consumer mold testing initiatives as part of the Company's larger presence in the IAQ arena. The Company has engaged a consultant with expertise in the IAQ field and more specifically, molds, to evaluate the tests performed on the Product by two leading universities. The evaluation will include an expert opinion on the marketplace viability of the Product for its intended purpose. If the test results for the Product are favorable (i.e. marketplace viability), the Company will enter into a definitive agreement with the IAQ Company shortly after the completion of such tests.

         The Company, through an intended strategic alliance with Airsurance, a division of MELNEL Inc., which is also a development stage company, is pursuing the acquisition or license of a mold collection, screening and analysis product. While a variety of mold tests exist, the Company believes current methodologies are subject to a high degree of human error producing numerous false positives, resulting in unwarranted expenses for remediation, litigation or other related problems.

         The product, a Gene Sequencing Technology, was developed by Hamilton Thorne, an established microbiology organization. Hamilton Thorne recently signed an exclusive marketing agreement with Airsurance for this technology. Gene Sequencing Technology identifies mold flora based on its genetic composition thereby reducing the need for human eye recognition and reducing the incidence of "false positives." The product is intended to be made available directly to consumers as well as through third parties that enjoy a position of influence with targeted consumers. Airsurance also anticipates signing an agreement with a widely recognized and respected "home" expert who will lend his credibility to the marketing of the product.

         3) The Company intends to provide local communities with a turnkey web site solution called the Community Builder Template, a flexible solution to enable local townships to get their community online. The Company's technology should allow local towns and communities to control the content for their own Community Builder site and to use their sites to increase or generate revenue if they wish. The Company also intends to offer a platform for small media outlets that enables them to incorporate a turnkey, feature rich employment and classified module to their existing web sites which should enhance their businesses by adding revenue and bringing more value to their viewers.

         Other planned activities will be deferred until the Company has sufficient funds to effectively develop and exploit them.


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


                                     PART II

ITEM 2. CHANGES IN SECURITIES
        ---------------------

         Effective September 8, 2003, the Company commenced a best efforts private offering to accredited investors of up to 4,000,000 unregistered shares of its common stock, $0.0001 par value at a purchase price of $0.25 per share. On September 25, 2003 one accredited individual purchased 100,000 shares for $25,000.

         The shares were issued as they were paid for in reliance of the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder, since all of the stockholders were accredited and the offering was conducted as a private offering.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K .
              ---------------------------------

              (a)     Exhibits
                      --------

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

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)




By:
   -----------------------------------------
   William Bozsnyak, Chief Financial Officer
   (Chief Executive Officer, Vice President and Treasurer)



Date: November 12, 2003
      -----------------