Form 10KSB
period 2003-12-31
SEARCHHELP INC
filed 2004-03-16
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to
                                       ----------   ------------

        Commission file number
                                 ----------------------------

SearchHelp, Inc.
----------------
(Name of small business issuer in its charter)


Delaware                                                       11-3621755
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)

1055 Stewart Avenue, Suite 12, Bethpage, New York                 11714
------------------------------------------------            --------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number (516) 922-4765
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None


Title of each class                    Name of each exchange on which registered
----------------------------           -----------------------------------------
----------------------------           -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)
                    Class A Warrant to Purchase Common Stock
                    -----------------------------------------
                                (Title of class)
                    Class B Warrant to Purchase Common Stock
                    ----------------------------------------
                                (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-KSB. [X]

Issuer's revenues as of December 31, 2003:       $4,556

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $.72 of such common equity as of March 8, 2004 is $12,070,721.

The outstanding number of each type of the issuer's securities as of March 8, 2004 is (i) Common Stock, par value $.0001, 25,909,000 shares (ii) Class A Warrants and Class B Warrants to acquire common shares was 4,948,000 (iii) 2,300,000 warrants to acquire common stock issued as partial consideration for a participation agreement in February 2004, and (iv) 247,400 Placement Agent Units. Each Placement agent unit is comprised of one share of common stock, one Class A warrant and one Class B warrant. Additionally, a placement agent has not received 34,000 warrants to acquire the Company's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Traditional Small Business Disclosure Format (check one):  Yes [  ]; No [ X]

                                TABLE OF CONTENTS

PART I

   Item 1.     Description of Business.........................................4
   Item 2.     Description of Property.........................................8
   Item 3.     Legal Proceedings...............................................8
   Item 4.     Submission of Matters to a Vote of Security Holders.............8
   Item 5.     Market for Common Equity and Related Stockholder Matters........8
   Item 6.     Management's Discussion and Analysis or Plan of Operation......10
   Item 7.     Financial Statements...........................................15
   Item 8.     Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................39

PART II

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act..............40
   Item 10.    Executive Compensation.........................................41
   Item 11.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................42
   Item 12.    Certain Relationships and Related Transactions.................43
   Item 13.    Exhibits and Reports on FORM 8-K...............................44
   Item 14.    Principal Accountant Fees and Services.........................46

EXHIBIT INDEX ................................................................47

ITEM 1.  DESCRIPTION OF BUSINESS

GENERALLY

      SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization.

      SearchHelp intends to become a family safety company, having shifted its primary focus from providing small businesses with online forums. While the Company will continue to develop software intended to keep children safe while online, its more expanded purpose will be to seek out emerging capabilities, products and services that exhibit significant promise of improving family safety and well being. To this end, the Company has formed two new subsidiaries, FamilySafe, Inc. ("FamilySafe") for its family software business and Indoor Air Quality Services, Inc ("Indoor Air"), which addresses the area of indoor air quality, specifically mold. Mold is currently at the forefront of health and environmental concerns.

SPECIFICALLY

FamilySafe Products
-------------------

      FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote, formally known as S.P.I.K.E At Home and S.P.I.K.E Remote, which have been in development for two years.

      Sentry At Home is a software package designed to enable parents to monitor their child's behavior on the Internet and to protect children from potential online predators by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. Key words will be used to block sites, similar to blocking channels for family viewing on cable television. Sentry At Home has its own custom browser and permission security levels for all users, which allows parents to control the Internet access levels for different age users. The application will also monitor children's Internet communications. It will highlight the use of inappropriate language, log the screen names of the individuals with whom children are Instant Messaging, and filter potentially inappropriate personal discussions through the use of Artificial Intelligence. It also blocks illegal music downloading.

      Sentry Remote also enables parents to monitor their child's behavior on the Internet just as Sentry At Home, but it allows parents to monitor their children at home while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their screens. With Sentry Remote parents are able to be active participants in their children's Internet experience from any other computer that is online. Parents can redirect their children to other web sites, send them protective messages, lock their computers, and hide their start menus, taskbars or desktop items. Parents are also able to view the last 25 web sites visited and to view their children's instant messaging conversations. Parents can even receive text message alerts about what their children are doing while online.

      In August 2003, the Company entered into a five year Software License and Service Agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP will be responsible for manufacturing, marketing and distributing the Sentry products. SearchHelp will receive a 10% royalty on all sales made by FTP and FTP will pay all marketing, manufacturing and distribution costs and the Company will receive an additional 5% from FTP's monthly sales to be used for technical support. The Company is responsible for maintaining technical support and all updates. The Company anticipates that the Sentry products will be launched in the second quarter of 2004.

Indoor Air Products
-------------------

      Indoor Air has been exploring opportunities with the "at home" quality of living aspects of indoor air quality ("IAQ"). The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, an area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, make the opportunity to develop a consumer friendly/informative home-based solution attractive for the Company.

      The Company chose to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company is investigating the potential for engaging in the marketing of products for the testing for mold conditions and have already entered into an agreement with a company that provides indoor mold remediation solutions.

      On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product which is a compound intended for the prevention of the growth of mold and fungus (the "Product"). The Company received an interest equal to 5% of the gross revenue from the sale of the Product for a term of approximately 5 1/2 years. In return, the Company is providing development capital of $600,000 and will provide consulting services in connection with the marketing and sales of the Product. As additional consideration, the Company also granted ETC and its parent company Bioneutral Laboratories Corporation USA a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock. The Company is required to effectuate and pay the costs of a registration statement with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company is not successful in registering these securities by that date, the agreement provides that the warrant exercise price will be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement is not effective by January 1, 2005, both ECT and its parent may cancel the agreement and keep half of the common shares issued; but, they must surrender the warrants and refund the cash to the Company.

MARKETING PLANS

      Generally  -  The  Company  will  examine  all  reasonable   opportunities
      ---------
identified, explored and selected for development of the Company's products for the most effective way for the Company's products to enter into the selected marketplace. This will include the possibility of the inclusion of strategic partners if necessary in a variety of areas where the partners' expertise in technology, science, marketplace influence or other capabilities in the Company's management's judgment needed to achieve successful financial and marketplace results for the Company's products.

      Possible structures include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

      The Company will be particularly cautious as it relates to launching expensive marketing initiatives into new and untested products and services and instead seek out ways to reduce risk while gaining expertise through the use of test-marketing strategies and the opportunities that may lie with partners who have established expertise and/or market entry capabilities.

      For all marketplace executions, the Company's management will seek the most effective media or combinations of media for the selected marketplace with a constant and balanced concern towards the potential revenue and profitability returns from the investment of funds for the strategies employed.


      The Company will rely on its strategic partners for marketing and distribution. The Sentry At Home and Sentry Remote products will be marketed by FTP and ECT is responsible for all marketing and sales of the mold remediation compound.

COMPETITION

      Generally - The Company will compete for clients with companies that offer
      ---------
child monitoring software and IAQ companies. There could be other businesses with the same business plan and model as the Company, of which the Company is unaware. Effective competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect the Company's business.

      Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including larger technical staffs, greater name recognition, larger customer bases, and substantially greater financial, marketing, technical and other resources.

      To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's services, as well as the Company's sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or the Company's failure to compete effectively, could seriously damage the Company business.

      FamilySafe  Products - The Company  believes  that  filtering  software to
      --------------------
filter, monitor and block inappropriate sites while a child is on the Internet is a product required by every parent with children under the age of 18. The Sentry software has competition from Net Nanny, Cyber Cop, Cyber Patrol and others.

      Net Nanny is a well-known company rated by Consumer Reports as "very good."

      The Company has designed the Sentry products to be the most comprehensive monitoring software on the market. The Company has signed a licensing agreement with FTP to market Sentry At Home and Sentry Remote. Though this does not assure success, it is an important alliance in marketing these products. If the Sentry products are technologically sound, the Company expects that they will be supported by the National Center for Missing and Exploited Children. No other online monitoring software has received this support.

      Indoor Air Products - The Company's IAQ mold  remediation  business  faces
      -------------------
competition from organizations with mold-encapsulation capable products and from other organizations potentially developing mold deterrence concepts.


      If the Company enters the mold testing arena, competition will come from, among others, organizations who market lower cost, less accurate mold tests already in the marketplace as well as other IAQ evaluation products that are marketed through "in-person" relationships such as home service providers and home inspectors.

RESEARCH AND DEVELOPMENT COSTS

      Through December 31, 2003, The Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products.

EMPLOYEES

      As of March 8, 2004, the Company had 5 full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company is leasing an executive office at 1055 Stewart Avenue, Suite 12, Bethpage, New York 11714. The lease was renewed for an additional year on December 1, 2003. The rent is $1,082 per month ($12,984 per year). The Company deposited two (2) months' security.


ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 15, 2003, the Annual Meeting of Stockholders of the Company was held in New York, New York for the purpose of the following:

      (a) The stockholders elected the following directors who served as director for 2003: William Bozsnyak, Debbie Seaman, Joel San Antonio and Joseph Carrizzo. Each of the directors nominated by the entire board of directors of the Company and listed in the proxy statement was elected with the votes as follows:

-----------------------------------------------------------------------------
NOMINEE                      |FOR                      |WITHHELD
-----------------------------|-------------------------|---------------------
William Bozsnyak             |16,090,725               |196,000
-----------------------------|-------------------------|---------------------
Debbie Seaman                |16,230,725               |56,000
-----------------------------|-------------------------|---------------------
Joel San Antonio             |16,246,725               |40,000
-----------------------------|-------------------------|---------------------
Joseph Carrizzo              |16,106,725               |180,000
-----------------------------------------------------------------------------

         The stockholders approved the adoption of the Company's 2004 Stock Plan (the "Plan") with a vote of 15,337,725 shares in favor of the adoption of the Plan and 70,000 shares withheld.

         The stockholders ratified the selection of Weinick Sanders Leventhal & Co., LLP as the Company's independent auditors with a vote of 16,286,725 shares in favor of the selection, 0 shares withheld.

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock ("SHLP"), the Company's Class A Warrants ("SHLPW") and the Company's Class B Warrant ("SHLPZ") are thinly traded.

      As of March 8, 2004, the Company had outstanding 25,909,000 shares of its Common Stock, par value $.0001 per share, 2,721,400 Class A Warrants and 2,721,400 Class B Warrants and 247,400 placement agent warrants.

      On February 3, 2004, the Company issued a warrant to purchase 2,300,000 shares of the Company's Common Stock at a purchase price of $.33 per share.

      On March 12, 2004, the Company issued an option to purchase 750,000 shares of the Company's Common Stock at a purchase price of $.25 per share.

      Additionally, pursuant to the Company's current private offering, the Company is required to issue a placement agent a warrant to purchase 34,000 shares of the Company's Common Stock at a purchase price of $.30 per share, as partial consideration for services rendered in the private placement of the Company's securities.

      The following tables set forth the range of high and low bid prices of the Company's common stock and the range of high and low bid prices or trade prices of the Company's warrants, as applicable, in each case from August 21, 2003, when the stock began to trade, through December 31, 2003. For the period commencing on August 21, 2003 and ending on December 31, 2003, both the
Company's common stock and the Company's warrants were quoted on the Over-The-Counter Bulletin Board.

Price Range of Common Stock
---------------------------

------- ------------------------------------- ----------------------------------
          Quarter Ended September 30, 2003       Quarter Ended December 31, 2003
------- ------------------------------------- ----------------------------------
High                   $. 51                                  $. 82
------- ------------------------------------- ----------------------------------
Low                    $. 35                                  $. 45
------- ------------------------------------- ----------------------------------


Price Range of Class A Warrants
-------------------------------

------- ------------------------------------- ----------------------------------
          Quarter Ended September 30, 2003       Quarter Ended December 31, 2003
------- ------------------------------------- ----------------------------------
High                        $. 20                                  $. 23
------- ------------------------------------- ----------------------------------
Low                         $. 10                                  $. 13
------- ------------------------------------- ----------------------------------


Price Range of Class B Warrants
-------------------------------

------- ------------------------------------- ----------------------------------
          Quarter Ended September 30, 2003       Quarter Ended December 31, 2003
------- ------------------------------------- ----------------------------------
High                        $. 11                                   $. 11
------- ------------------------------------- ----------------------------------
Low                         $. 03                                   $. 05
------- ------------------------------------- ----------------------------------


Holders
-------

         As of March 8, 2004, there were approximately 146 holders of record of the Company's common stock, approximately 32 holders of record of the Company's Class A Warrants and approximately 48 holders of record of the Company's Class B Warrants.

Dividends
---------

      Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

Recent Private Offering
-----------------------

      On September 8, 2003 the Company commenced a private offering of 4,000,000 shares of common stock at $.25 per share. In November 2003 the private offering of the Company's Common Stock was increased to 6,000,000 shares of common stock. A total of 5,010,000 shares were sold to approximately 55 accredited investors as of March 8, 2004. The gross proceeds of the offering as of that date was $1,252,500 and the net proceeds to the Company, after expenses and broker commissions, was approximately $1,213,227. The Company's financial statements reflect an accrual at December 31, 2003 of $1,700 payable to S.G. Martin Securities, LLC and a warrant to purchase 34,000 shares of the Company's common stock at $.30 per share was issuable to the placement agent. S.G. Martin Securities, LLC was the placement agent for a portion of the funds raised and received $16,000 in commissions and $3,200 non-accountable expenses.

      Between December 1, 2001 and February 14, 2002 promissory notes were issued to 13 accredited investors at $25,000 each for a total of $325,000. Robert M. Cohen & Co., Inc. was the placement agent and received commissions totaling $32,500. Since the Company did not pay back the note holders in full within 60 days of issuance, the note holders were entitled to purchase up to 5,000 shares per month of the Company's common stock at $.01 per share for each additional month the note remains unpaid. As of March 8, 2004, 1,125,000 shares have been purchased by the note holders. There are no other shares of common stock issuable to the Company's note holders. The note holders were all repaid by July 2003 out of the proceeds of the Company's initial public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to complete and sell its products and services, (b) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (c) the Company's ability to conclude arrangements in the indoor air quality business, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (e) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested, or (h) the Company's ability to secure necessary capital for general operating or expansion purposes.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and working capital deficiency of $145,556.

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations. Based on the Company's current plans, management believes the proceeds from the Company's various securities offerings will provide the Company with sufficient capital resources to fund its operations during 2004. Expectations about the Company's long-term liquidity may prove inaccurate if the Company's plans change. As the Company increases sales from its products and services, the Company expects to increase cash flow from operations.

      Net cash used in operating activities for the years ending December 31, 2003 and 2002 was $1,159,736 and $6,812, respectively. Since inception through December 31, 2003 net cash used in operations was $1,350,877.

      Net cash used in investing activities for the years ending December 31, 2003 and 2002 was $33,625 and $112,030, respectively, and since inception through December 31, 2003 net cash used in investing activities was $308,281. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

      Net cash provided from financing activities was $1,930,958 from inception through December 31, 2003 of which $1,464,149 and $14,322 was generated in the years ended December 31, 2003 and 2002. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

      Since the Company has not generated significant revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months. Management determined that the Company would need additional financing to continue operating.

      Therefore, in September 2003, the Company commenced a private placement ("Private Placement") offering to accredited individuals of up to 4,000,000 of the Company's unregistered common stock for $0.25 per share.

      In November 2003, the offering was increased to 6,000,000 shares of the Company's unregistered Common Stock at the same purchase price and permitted the use of one or more placement agents to assist in the sale. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent.

      In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the Placement Agent will receive a warrant to purchase one share of common stock for every 10 Shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent will have certain piggyback rights to cause the registration of the shares if the Company effects a registration of its securities.

      The Company planned to raise at least $600,000 to meet its operational expenses of the Company for the next twelve months. Management believes that the additional money raised from the private offering will provide the Company with operating capital necessary to enable the Company to carry out the key elements of its business plan, at least to the point of generating revenue from the marketing and distribution of the Sentry products. The Company will delay the launching of its other products and services until its revenues are sufficient to enable the Company to do so. As of December 31, 2003, the Company has sold 2,798,000 common shares for an aggregate of $699,500. As of March 8, 2004 the Company sold an additional 2,212,000 common shares for an aggregate of $553,000 and a total cash receipts for securities sold through the private placement of $1,252,500 before the expenses of the offering. Thus, management now believes that it has cash on hand sufficient for at least nine months of operations.

      The placement agent has been paid $16,000, but has not been issued the warrants to purchase 34,000 shares of the Company's Common Stock at a purchase price of $.30 per share for placing 340,000 shares of the Company's Common Stock as of March 8, 2004.

THE COMPANY'S BUSINESS AND PLAN OF OPERATION

      The Company intends to become a family safety company, having shifted its primary focus from providing small businesses with online forums. While the Company will continue to develop software intended to keep children safe while online, its more expanded purpose will be to seek out emerging capabilities, products and services that exhibit significant promise of improving family safety and well being.

      The Company is currently focusing on two specific areas, the Company's family software division, FamilySafe, Inc. ("FamilySafe") and indoor air quality, specifically mold, through the Company's wholly owned company, Indoor Air Quality Services, Inc ("Indoor Air").

FAMILY SAFE

      FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a software package designed to enable parents to monitor their child's behavior on the Internet and to protect children from potential online predators by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. Sentry Remote also enables parents to monitor their child's behavior on the Internet just as Sentry At Home, but it allows parents to monitor their children at home while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their screens. With Sentry Remote parents are able to be an active participant in their children's Internet experience from any other computer that is online.

      In order to market and sell the Sentry products, the Company has entered into a five year agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP will be responsible for manufacturing, marketing and distributing the Sentry products. SearchHelp will receive a 10% royalty on all sales made by FTP and FTP will pay all marketing, manufacturing and distribution costs, and will receive 5% from FTP's monthly sales to be used for technical support. The Company anticipates that the Sentry products will be launched by the second quarter of 2004 and begin to see revenues at such time.

INDOOR AIR

      Through the Company's Indoor Air subsidiary, the Company has been exploring opportunities with the "at home" quality of living aspects of indoor air quality ("IAQ"). The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, an area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, makes the opportunity to develop a consumer friendly/informative home-based solution appealing to the Company.

      The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company has investigated the potential for engaging in both aspects of the mold issue (1) providing definitive products for testing for mold conditions and (2) providing effective indoor mold remediation solutions.

      Accordingly, on February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market a compound for mold remediation and has the ability to prevent the growth of mold and fungus (the "Product"). Pursuant to the

Company's agreement it received an interest equal to 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $400,000 and will pay an additional $200,000 by August 2004. The Company will also provide consulting services in connection with the marketing and sales of the Product, especially in the consumer marketplace. The Company also granted ETC and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of Common Stock and a warrant to purchase up to 2,300,000 shares of Common Stock. The Company expects to begin to generate revenues from this venture in the third quarter of 2004. The Company will be adding at least one member of the scientific community to its Advisory Board to assist in evaluating and overseeing the IAQ arena. The Company continues to evaluate possible business opportunities for mold screening.

OTHER PRODUCTS

      Other planned activities will be deferred until the Company has sufficient funds to effectively develop and exploit them.

MARKETING PLANS

      Generally  -  The  Company  will  examine  all  reasonable   opportunities
      ---------
identified, explored and selected for development of its products for the most effective way for its products to enter into the selected marketplace. This will include the possibility of the inclusion of strategic partners if necessary in a variety of areas where the partners' expertise in technology, science, marketplace influence or other capabilities is in the Company's management's judgment needed to achieve successful financial and marketplace results for the Company's products.

      Possible structures include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

      The Company will rely on it strategic partners for marketing and distribution. The Sentry At Home and Sentry Remote products will be marketed by Family Trusted Products (FTP) and Environmental Commercial Technology Corp -
(ECT) is responsible for all marketing and sales of the mold remediation compound.

      Generally - The Company will compete for clients with companies that offer
      ---------
child monitoring software and IAQ companies.

      To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's services, as well as the Company's sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or the Company's failure to compete effectively, could seriously damage the Company's business.


ITEM 7.  FINANCIAL STATEMENTS

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)





I N D E X
---------

                                                                                          PAGE NO.
                                                                                         --------
INDEPENDENT AUDITORS' REPORT                                                              F-2

FINANCIAL STATEMENTS:

        Balance Sheets as at December 31, 2003 (Consolidated) and 2002                    F-3 - F-4

        Statements of Operations
           For the Years Ended December 31, 2003 (Consolidated)
           (Inception) to December 31, 2003 (Consolidated)                                F-5


        Statement of Stockholders' Capital Deficiency
           Cumulative from January 29, 1999 (Inception)
           To December 31, 2003 (Consolidated)                                            F-6


        Statements of Cash Flows
           For the Years Ended December 31, 2003 (Consolidated)
           and 2002 and Cumulative from January 29, 1999
           (Inception) to December 31, 2003 (Consolidated)                                F-7 - F-8


        Notes to Financial Statements                                                     F-9 - F-23

[GRAPHIC OMITTED]

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
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
SearchHelp, Inc.

We have audited the accompanying balance sheets of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2003 (consolidated) and 2002, and the related statements of operations and cash flows for the years ended December 31, 2003 (consolidated) and 2002 and cumulative from January 29, 1999 (inception) to December 31, 2003 (consolidated) and stockholders' capital deficiency cumulative from January 29, 1999 (inception) to December 31, 2003
(consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2003 (consolidated) and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 (consolidated) and 2002 and cumulative from January 29, 1999 (inception) to December 31, 2003 (consolidated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has a working capital deficiency of $145,556 and a stockholders' capital deficiency of $35,123 at December 31, 2003 and as a development stage company has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP
New York, New York
January 20, 2004 (Except as to a portion
  of Notes 1, 11 and 14 as to which the
  date is February 3, 2004)

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                   A S S E T S
                                   -----------

                                                                         December 31,
                                                                ----------------------------
                                                                    2003              2002
                                                                --------------   -----------
                                                                (Consolidated)
Current assets:
  Cash                                                          $   271,800      $     1,012
  Accounts receivable                                                 1,237            3,716
  Prepaid expenses                                                      598            3,693
                                                                -----------      -----------
        Total current assets                                        273,635            8,421
                                                                -----------      -----------

Property and equipment - at cost,
  less accumulated depreciation                                      17,262           23,234
                                                                -----------      -----------

Other assets:
  Software development costs, less accumulated
    amortization of $179,054 and $120,054, respectively              93,423           93,798
  Deferred financing costs, less accumulated
    amortization of $52,500 and $51,875, respectively                    -               625
  Deferred license costs, less accumulated
    amortization of $5,833                                               -            44,167
  Deferred registration costs                                            -           234,681
  Security deposit                                                    2,155            2,155
                                                                -----------      -----------
        Total other assets                                           95,578          375,426
                                                                -----------      -----------

        Total assets                                            $   386,475      $   407,081
                                                                ===========      ===========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           BALANCE SHEETS (Continued)

                LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                ------------------------------------------------

                                                                         December 31,
                                                                ---------------------------
                                                                    2003             2002
                                                                --------------   ----------
                                                                (Consolidated)
Current liabilities:
  Note payable - bank                                           $    14,450      $   39,450
  Notes payable - other                                                -            475,000
  Current portion of long-term debt                                   5,206           4,672
  Due to stockholders                                               332,508         130,008
  Due to placement agent                                              1,700             -
  Deferred revenues                                                     120             -
  Accounts payable and accrued expenses                              65,207         416,019
                                                                -----------       ---------
        Total current liabilities                                   419,191       1,065,149
                                                                -----------       ---------

Long-term debt, less current portion                                  2,407           7,200
                                                                -----------       ---------

Commitments and contingencies                                          -                -

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding - 21,397,00 and
    15,000,000 shares, respectively                                   2,140           1,531
  Additional paid-in capital                                      1,928,463         230,494
  Deficit accumulated in the development stage                  ( 1,965,726)      ( 897,293)
                                                                -----------       ---------
        Total stockholders' equity (capital deficiency)            ( 35,123)      ( 665,268)
                                                                -----------       ---------

        Total liabilities and stockholders'
          equity (capital deficiency)                           $   386,475      $  407,081
                                                                ===========      ==========
                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                   Cumulative From
                                                   For the Year             For the Year           January 29, 1999
                                                      Ended                     Ended               (Inception) to
                                                December 31, 2003         December 31, 2002        December 31, 2003
                                                -----------------         -----------------        -----------------
                                                  (Consolidated)                                    (Consolidated)

Revenues                                           $     4,556               $    4,399              $     20,650
                                                   -----------               ----------              ------------

Operating expenses:
  Selling                                              295,918                   48,620                   359,057
  Web site costs                                        24,394                   62,150                   139,385
  Software development costs                           154,609                   49,715                   204,324
  General and administrative                           308,196                  178,189                   634,287
  Amortization and impairment of
    license costs and deferred
    promotional incentives                              19,167                   41,550                    63,667
  Depreciation and amortization                         64,972                   64,897                   197,718
                                                   -----------               ----------              ------------
Total operating expenses                               867,256                  445,121                 1,598,438
                                                   -----------               ----------              ------------

Loss from operations                                 ( 862,700)               ( 440,722)              ( 1,577,788)
                                                   -----------               ----------              ------------

Other expenses:
  Interest                                              36,058                   54,675                   103,988
  Compensatory element of
    noteholders purchase rights                        169,050                   62,400                   231,450
  Amortization of deferred
    financing costs                                        625                   36,875                    52,500
                                                   -----------               ----------              ------------
Total other expenses                                   205,733                  153,950                   387,938
                                                   -----------               ----------              ------------

Net loss                                           ($1,068,433)               ($594,672)              ($1,965,726)
                                                   ===========               ==========              ============


Per share data:
  Loss per share - basic and diluted                  ($.06)                   ($.04)
                                                      =====                    ======


Weighted average number of
  shares outstanding                                17,518,014              15,084,395
                                                    ==========              ===========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2003

                                                                               Deficit
                                                                             Accumulated                         Total
                                                              Additional        in the           Stock       Stockholders'
                                        Common Stock           Paid-In       Development     Subscriptions      Capital
                                     -------------------
                                     Shares       Amount       Capital          Stage          Receivable      Deficiency
                                     --------    -------      -----------    ------------    --------------  -------------


Common stock issued to founders     6,616,910    $  662      $   1,338      $    -          $    -           $    2,000

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                  -            -             -          ( 24,056)           -             ( 24,056)
                                     ---------    -------     ---------      ---------       ---------        ----------

Balance at December 31, 1999         6,616,910       662          1,338       ( 24,056)           -             ( 22,056)

Net loss from the year ended
  December 31, 2000                     -            -             -          ( 56,775)           -             ( 56,775)
                                     ---------    -------     ---------      ---------       ---------        ----------

Balance at December 31, 2000         6,616,910       662          1,338       ( 80,831)           -             ( 78,831)

Loan converted to common stock       1,123,090       112        103,963            -              -              104,075

Common stock subscribed              7,160,000       716          6,234            -          ( 6,450)               500

Common stock issued for
  services rendered                    100,000        10          8,990            -              -                9,000

Promotional incentives with
  respect to exercise stock
  purchase rights                       -            -          44,500            -              -               44,500

Net loss from the year ended
  December 31, 2001                      -            -            -         ( 221,790)           -            ( 221,790)
                                     ---------    -------     ---------      ---------       ---------        ----------

Balance at December 31, 2001        15,000,000     1,500        165,025      ( 302,621)       ( 6,450)         ( 142,546)

Proceeds from exercise of
  noteholders' purchase rights         310,000        31          3,069            -              -                3,100

Payment of subscriptions                 -            -             -              -            6,450              6,450

Compensatory element of
  noteholders' purchase rights           -            -          62,400            -              -               62,400

Net loss from the year ended
  December 31, 2002                      -            -             -        ( 594,672)           -            ( 594,672)
                                     ---------    -------      ---------      ---------       ---------        ----------

Balance at December 31, 2002        15,310,000     1,531         230,494     ( 897,293)           -            ( 665,268)

Proceeds from exercise of
  noteholders' purchase rights         815,000        82           8,068           -              -                8,150

Compensatory element of
  noteholders' purchase rights            -           -          169,050           -              -              169,050

Proceeds from sale of securities,
  net of registration costs          5,272,000       527       1,520,851           -              -            1,521,378

Net loss from the year ended
  December 31, 2003                       -           -             -      ( 1,068,433)           -          ( 1,068,433)
                                     ---------    -------      ---------     ---------       ---------        ----------

Balance at December 31, 2003
  (consolidated)                    21,397,000    $2,140      $1,928,463   ($1,965,726)      $    -            ($ 35,123)
                                    ==========    =======     ==========   ============      =========        ==========

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                        Cumulative From
                                                          For the Year            For the Year          January 29, 1999
                                                             Ended                   Ended               (Inception) to
                                                       December 31, 2003       December 31, 2002       December 31, 2003
                                                       -----------------       -----------------       -----------------
                                                         (Consolidated)                                  (Consolidated)

Cash flows from operating activities:
  Net loss                                                ($1,068,433)             ($594,672)             ($1,965,726)
                                                          ------------             ----------             ------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred revenue                                              120                     -                       120
    Compensatory element of
      noteholders' purchase rights                            169,050                 62,400                  231,450
    Depreciation                                                5,972                  4,178                   12,831
    Amortization of deferred financing costs                      625                 36,875                   52,500
    Amortization of software
      development costs                                        59,000                 54,886                  179,054
    Amortization and impairment of
      deferred promotional incentives                             -                   41,550                   44,500
    Amortization and write off of
     deferred license costs                                    19,167                  5,833                   25,000
    Common stock issued for legal fees                            -                       -                     9,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                       2,479              (   3,716)             (     1,237)
      Prepaid expenses                                          3,095              (     290)             (       598)
      Security deposits                                           -                       -               (     2,155)
      Accounts payable and accrued expenses               (   350,811)               386,144                   64,384
                                                          ------------             ----------             ------------
  Total adjustments                                       (    91,303)               587,860                  614,849
                                                          ------------             ----------             ------------

Net cash used in operating activities                     ( 1,159,736)             (   6,812)             ( 1,350,877)
                                                          ------------             ----------             ------------

Cash flows from investing activities:
  Equipment purchases                                             -                (   2,200)             (    10,804)
  Software development costs                              (    33,625)             (  59,830)             (   247,477)
  Deferred license costs                                          -                (  50,000)             (    50,000)
                                                          ------------             ----------             ------------
Net cash used in investing activities                     (    33,625)             ( 112,030)             (   308,281)
                                                          ------------             ----------             ------------

Net cash used in operating and
 activities                                               ( 1,193,361)             ( 118,842)             ( 1,659,158)
                                                          ------------             ----------             ------------

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                     Cumulative From
                                                       For the Year            For the Year          January 29, 1999
                                                          Ended                   Ended               (Inception) to
                                                    December 31, 2003       December 31, 2002       December 31, 2003
                                                    -----------------       -----------------       -----------------
                                                      (Consolidated)                                  (Consolidated)

Net cash used in operating and
  investing activities brought forward:                ($1,193,361)             ($118,842)             ($1,659,158)
                                                       ------------             ----------             ------------

Cash flows from financing activities:
  Due to stockholder                                       202,500                 43,237                  332,508
  Note payable - bank                                  (    25,000)                  -                      14,450
  Notes payable - other                                (   475,000)               200,000                     -
  Loans payable                                               -                      -                     104,075
  Equipment loans                                      (     4,260)             (   3,784)             (    10,853)
  Deferred financing costs                                    -                 (  25,000)             (    52,500)
  Deferred registration costs                                 -                 ( 209,681)             (   234,681)
  Proceeds from sale of securities                       1,765,909                  3,100                1,771,509
  Proceeds from stock
    subscriptions receivable                                  -                     6,450                    6,450
                                                       ------------             ----------             ------------
Net cash provided by financing activities                1,464,149                 14,322                1,930,958
                                                       ------------             ----------             ------------

Net increase (decrease) in cash                            270,788              ( 104,520)                 271,800

Cash at beginning of period                                  1,012                105,532                     -
                                                       ------------             ----------             ------------

Cash at end of period                                  $   271,800              $   1,012              $   271,800
                                                       ============             ==========             ============

Supplemental Disclosures of
    Cash Flows Information:
  Cash payments made during period for:

    Interest                                           $    79,500              $  13,619              $   103,655
                                                       ============             ==========             ============

Supplemental Schedules of Noncash
    Investing and Financing Activities:

  Assets acquired for debt                             $     -                  $  15,656              $    19,289
                                                       ============             ==========             ============

  Deferred promotional incentive acquired
    through exercise of common stock
    purchase rights                                    $     -                  $    -                 $    44,500
                                                       ============             ==========             ============

  Common stock issued for legal fees                   $     -                  $    -                 $     9,000
                                                       ============             ==========             ============

  Loans converted to common stock                      $     -                  $    -                 $   104,075
                                                       ============             ==========             ============

  Compensatory element of
     Noteholders purchase rights                       $   169,050              $  62,400              $   231,450
                                                       ============             ==========             ============

  Due to placement agent                               $     1,700              $    -                 $     1,700
                                                       ============             ==========             ============

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

NOTE 1 -  PLAN OF ORGANIZATION:

          (a)  Organization and Presentation of Financial Statements:

               SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2003, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $145,556 , a stockholders' capital deficiency of $35,123 and has incurred net losses of $1,068,433 and $594,672 for the years ended December 31, 2003 and 2002, respectively and $1,965,726 cumulative from January 29, 1999 to December 31, 2003.

               This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family well being.

               The Company offered for sale to the public ("IPO"), through a placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock, one A warrant to purchase one share of common stock at $.75 and one B warrant to purchase one share of common stock for $1.75) at a purchase price of $.50 per unit. The Company filed its prospectus on January 22, 2003 and was declared effective on that date. The Company sold 2,474,000 units for total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. The Company has repaid all outstanding notes totaling $475,000 and interest of $82,518 of the proceeds from the IPO. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance was used for working capital.

          (a)  Organization   and   Presentation   of   Financial    Statements:
               (Continued)

               Since the Company has not generated significant revenues and as management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue operating.

               Accordingly, effective September 8, 2003, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been extended through February 29, 2004. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent will have certain piggybank rights to cause the registration of the shares if the Company effects a registration of its securities. Through December 31, 2003, 2,798,000 shares were purchased for $688,320, net of $12,880 in offering costs of which $1,700 was unpaid at December 31, 2003. The placement agent was entitled to, but had been issued, his warrants to purchase 34,000 shares of the Company's common stock for $0.30 per share at December 31, 2003.

          (b)  Principal Business Activity:

               The Company is focused on utilizing new and emerging technology to develop products and services oriented toward improving family and well-being, primarily but not exclusively in the home, having shifted its primary focus from providing small businesses with online forums. The Company will continue to develop software intended to keep children safe while online: and, its more expanded purpose will be to seek out emerging technologies, products and services that exhibit significant promise of improving family safety and well being.

               The Company's two existing software products, Sentry At Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.) and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. These monitoring programs are currently being tested by an outside testing center. The Company entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP will be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP will pay the Company a royalty of 10% on all FTP sales of the Sentry products. The Company is responsible to supply FTP with technical support and upgrades.

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

               The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from both indoor residential and commercial structures. The Company is investigating the potential for engaging in both aspects of the mold issue (1) providing definitive products for screening for mold conditions and (2) providing effective indoor mold remediation solutions.

               In September 2003, the Company signed a letter of intent ("Letter of Intent") with a company that holds a license to exploit an organic compound that renders mold harmless (the "Product"). On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. (ECT). ECT has been granted the rights to market a product which is a compound intended for the remediation and prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product for a 5 and 1/2 year term. In return, the Company provided development capital of $600,000 in cash of which $400,000 was paid at closing the balance is payable in two equal installments in March and August 2004. The Company will provide consulting services in connection with the marketing and sales of the product. As additional consideration, the Company also granted ETC and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock.

          Community Builder Template and Online Employment/Job Listing

               The Company has decided that its primary focus will be on family well being and home safety which includes its family software products and the area of indoor air quality, specifically, mold. The Company will not be offering its hosting business or the community builder templates any longer as these business areas do not appear to provide viable revenue at this time.

NOTE 2 -  SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

          (a)  Basis of Presentation:

               The  accompanying  financial  statements  have been  prepared  in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly-owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through December 31, 2003. The accompanying consolidated financial statements as at and for the year ended December 31, 2002 includes the accounts of the Company. All intercompany transactions have been eliminated in consolidation and its wholly-owned subsidiary. The accompanying financial statements as at and for the year ended December 31, 2003 include the accounts of the Company and its wholly-owned subsidiary.

          (b)  Revenue Recognition:

               Through December 31, 2003, the Company did not have significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. Deferred revenues at December 31, 2003 were $120. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.

          (c)  Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (d)  Concentration of Credit Risk:

               Financial instruments that potentially subject the Company to a significant concentration of credit risk consists of cash. The Company places its cash with high credit quality financial institutions which at times maybe in excess of the FDIC insurance limit.

          (e)  Depreciation and Amortization:

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

               Costs associated with the development of software that is not intended for sale are capitalized. Costs incurred in the securing of financing and for promotional incentives are also capitalized. Amortization of software development costs, finance costs and promotional incentives are provided by the straight-line method, over estimated useful lives of three years, sixty days and eighteen months, respectively.

          (f)  Earnings Per Share:

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

          (g)  Stock Based Compensation:

               The Company  elected to use the intrinsic value method to account for future options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees". The Company will disclose the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation". For transactions in which goods and services are the consideration received for the issuance of common stock, the accounting shall be the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. The Company has chosen not to adopt SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which was issued in December 2002. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method.

          (h)  Software Research and Development Costs:

               Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products.

          (i)  Advertising Costs.

               The Company expenses ordinary  advertising and promotion costs as incurred. The Company incurred no advertising and promotion costs prior to January 1, 2001. Advertising and promotion costs were $20,325 and $43,754 for the year ended December 31, 2003 and 2002, respectively.

               The Company amortized promotional incentives under an eighteen-month advertising agreement with Lifetyme, Inc. Amortization costs charged to operations under the agreement was for the year ended December 31, 2002 was $41,550. These promotional incentives have been fully amortized because management determined they have no future benefit to the Company.

          (j)  Recently Issued Accounting Pronouncements:

               In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." This statement amends SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all newly required disclosures under SFAS No. 123

               In December 2003 the FASB issued Interpretation No. 46 (Revised) "CONSOLIDATION OF VARIABLE INTEREST ENTITIES". This interpretation of Accounting Research Bulletin No. 51, "CONSOLIDATED FINANCIAL STATEMENTS", describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity.

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

NOTE 3 -  PROPERTY AND EQUIPMENT.

               Property and equipment consist of the following:

                                                           December 31,
                                                      ----------------------
                                                        2003           2002
                                                      -------        -------

                 Computers                            $29,290        $29,290
                 Furniture and fixtures                   803            803
                                                      -------        -------
                                                       30,093         30,093
                 Less:  Accumulated depreciation       12,831          6,859
                                                      -------        -------
                                                      $17,262        $23,234
                                                      =======        =======

               Depreciation expense charged to operations were $5,972 and $4,178 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4 -  INTANGIBLE ASSETS.

               In connection with the December 31, 2001 private placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee of $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $625 and $36,875 for the years ended December 31, 2003 and 2002, respectively.

               In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "ACCOUNTING FOR THE COST
          OF COMPUTER SOFTWARE DEVELOPED OR ATTAINED FOR INTERNAL USE," the Company, since inception, capitalized costs of $247,477 of which $33,625 and $59,830 were capitalized in 2003 and 2002. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2003 and 2002 was $59,000 and $54,886, respectively. In August 2003, the Company agreed to purchase certain software from the entity that had been licensed the software to the Company. The purchase has not closed at December 31, 2003. The Company has reflected the cash portion of the purchase price it will pay in software and will commence to amortize the software upon closing. The total purchase price is cash of $25,000 and options to acquire 750,000 shares of the Company's common stock, See Note 12.

               In November 2001 the Company capitalized $44,500 in promotional incentives upon a vendor exercising stock purchase rights in accordance with provisions contained in an advertising agreement which expired in April 2003. The Company had been amortizing the costs over the agreement period of eighteen months. At December 31, 2002, these promotional incentives had been fully amortized ($41,550 for the year ended December 31, 2002) because management determined they had no future benefit to the Company.

NOTE 5 -  NOTES PAYABLE - BANK.

               The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 6.25% and 6.5% at December 31, 2003 and 2002, respectively. The weighted average interest rate for fiscal 2003 and 2002 was 6.25% and 6.5%, respectively. Interest expense of $2,684 and $3,085 was charged to operations in 2003 and 2002. At December 31, 2003 and 2002, $14,450 and $39,450 of the line has been utilized. The debt is guaranteed by the current CEO/CFO of the Company and is collateralized by marketable securities which he owns which have a fair market value of approximately $36,000 and $33,000 at December 31, 2003 and 2002.

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

          (b) At December 31, 2001, the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold at par value. The notes were repaid with accrued interest in July 2003. A placement agent fee of $25,000 was paid in December 31, 2002 and is reflected on the accompanying balance sheet as deferred financing costs. During the year ended December 31, 2003, an additional compensatory element interest charged to operations for the excess of the fair value of the note holders purchase rights received over their exercise price was $45,200. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value. During the year ended December 31, 2003, an additional compensatory interest element for purchase rights to acquire 345,000 common shares was charged to operations for the excess of the fair value of the note holders' purchase rights received over their exercise price of $169,050. The fair value of the purchase rights was determined by management to be $.49 per share which was the difference between the $.50 per unit price the Company's securities were being offered to the public at the date of issuance of the purchase rights and the $.01 per share note holders' purchase price.

               During the year ended December 31, 2002, the note holders' exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the year ended December 31, 2003, the note holders exercised rights to acquire 815,000 common shares in the aggregate for $8,150. These notes and the accrued interest were repaid in 2003.

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

NOTE 7 -  LOAN PAYABLE - EQUIPMENT.

               Equipment loan payable is comprised of the following:


                                                            December 31,
                                                         -------------------
                                                           2003        2002
           Obligation under equipment financed           -------     -------
            payable in installments of $495 including
            13% interest through March 2005              $7,613      $11,872
           Less:  Current portion                         5,206        4,672
                                                         -------     -------

                                                         $2,407      $ 7,200
                                                         =======     =======

NOTE 8 -  DUE TO STOCKHOLDERS.

               At December 31, 2003 and 2002, the Company was indebted to the CEO/CFO of the Company in the amount of $115,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. During the year ended December 31, 2003, the CEO/CFO made additional loans to the Company in the amount of $15,000. These advances are non-interest bearing. The officers of the Company do not expect repayment of these advances prior to the Company's attainment of sufficient cash flows to sustain its operations for eighteen (18) months.

               On December 30,2003, management agreed to issue a non employee director options to acquire 750,000 restricted shares of the Company's common stock for business and marketing advice rendered by the director in the last quarter of 2003. The fair value of the services rendered as determined by both the director and management is the fair market value of the options to be issued, as determined by utilizing the Black-Scholes option pricing model, based upon the then selling price of restricted shares through the Company's private placement, $0.25 per share. Such fair value of $187,500 has been charged to operations in 2003 with a corresponding increase in due to stockholders. Upon the issuance of the options, the liability to stockholders will be reduced by $187,500 and additional paid-in capital will be increased by $187,500.

NOTE 9 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

               Accounts  payable and accrued  expenses  consist of the following at:
                                                        December 31,
                                                    ---------------------
                                                     2003           2002
                                                    -------       --------
            Professional fees                       $20,548       $224,795
            License costs                            15,000         50,000
            Interest on notes payable                   127         43,774
            Consultants                              25,000         43,170
            Sundry operating expenses                 4,532         54,280
                                                    -------       --------
                                                    $65,207       $416,019

NOTE 10 - INCOME TAXES.

               The Company does not have any currently payable or deferred federal or local tax benefit since its inception to December 31, 2003. At December 31, 2003, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $1,588,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and $900,000 expires in 2023. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carryforwards of approximately $624,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                             For the Year Ended December 31,
                                          ------------------------------------
                                             2003                    2002
                                          ------------------------------------
   Loss before income taxes             ($1,068,433)          ($594,672)
                                         ===========           =========

   Expected statutory tax benefits        ($363,300) -34.0%   ($202,200) -34.0%
   Nondeductible expense, amortization       77,500    7.3%      12,900    2.0%
   Net operating loss valuation reserve     285,800   26.7%     189,300   32.0%
                                          ----------           ---------  -----
   Total tax benefit                      $    -       0.0%   $    -       0.0%
                                          ==========  ====     =========   ====
NOTE 11 - COMMON STOCK.

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

               Commencing in February 2002 through December 2002, seven note holders exercised their purchase rights and acquired 310,000 common shares for $3,100 in cash. During fiscal 2003, nine note holders exercised their purchase rights for 815,000 common shares for $8,150 in cash.

               In December 2003, management agreed to issue to a director options to acquire 750,000 restricted shares of the Company's common stock as payment for services rendered by the director. The fair value of option for the services rendered of $187,500, as determined by the Black-Scholes option pricing model, was charged to operations in 2003 with a corresponding increase in due to stockholders. Upon the issuance of the options, the liability to stockholders will be reduced by $187,500 and additional paid-in capital will be increased by $187,500.

           Initial Sale of the Company's Securities to the Public:

               The Company  entered into a agreement  with a placement  agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses of 3% of the gross proceeds and certain placement agent warrants. The Company granted the placement agent and his designee warrants which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a Class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and Class B redeemable warrant to purchase one share of the Company's common stock for five years at $2.285. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for $843,068 in cash, net of placement and deferred registration costs.

          Private Placement of The Company's Securities:

               Effective September 8, 2003, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been extended through February 29, 2004. Each placement agent earns a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 600,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. Through December 31, 2003, 2,798,000 were purchased by accredited investors for $699,500 and through February 3, 2004, 33 individuals purchased 3,468,000 shares for $867,000. At December 31, 2003, the placement agent was owed $1,700 and was entitled to receive warrants to acquire 34,000 common shares at $0.30 each.

          Stock Option Plan:

               On December 15, 2003,  the  Company's  stockholders  ratified the
          SearchHelp, Inc. 2004 Stock Option Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights. Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified ISOs shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five (5) years and ten (10) years for non-qualifying ISO. The Plan commenced on January 1, 2004 and will terminate on December 31, 2014 unless sooner terminated by the Board of Directors

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

          (a)  Stock Purchase Rights:

               Certain notes payable include a default penalty that entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and
          (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 common shares at $.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the excerise price of $.01 is charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 common shares. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 common shares at $.01 each. The difference between the fair values of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 par share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 common shares. At December 31, 2003, no purchase rights to acquire common shares were outstanding.

          (b)  License and Distribution Agreement.

               In June 2002, the Company entered into a 5 year license agreement to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company was required to pay the licensor an initial license fee of $50,000 and thereafter a royalty of $4 for each product sold. At December 31, 2002 the unamortized portion of the deferred license fee was $44,167 and the licensor was owed $50,000 which is included in accounts payable and accrued expenses at December 31, 2002. Through August 15, 2003, the Company paid the licensor $25,000.

               Effective August 15, 2003, the parties terminated the agreement by entering into a software purchase and services agreement. Under the terms of this agreement the Company is not required to pay the balance owed of $25,000 under the license agreement. The Company under new agreement will acquire the software and all related documents which it had licensed in the June 2002 agreement. The purchase price for the software is $50,000 in cash of which $10,000 was paid at the signing of the agreement, the Company was given a $25,000 credit for the cash paid under the old license agreement and the balance of $15,000 is payable at the closing date. The closing date was scheduled for October 15, 2003 but has been extended indefinitely because the seller has been unable to transfer all of the deliverable items in the agreement to the Company. Management and the seller anticipate that all of the items will be delivered in late March or early April 2004. On the date of the closing, the seller is entitled to additional compensation for the software in the form of two options to buy a total of 750,000 shares of the Company's common stock.

               The exercise price of the options will be determined to be the average of the Company's trading prices for the thirty (30) day period immediately preceding the closing. One option for 250,000 shares is exercisable only if the Company sells 3,000,000 units of the software in the five (5) year period immediately following the closing. The other option for 500,000 shares is exercisable for any time up to five
          (5) years after the closing.

               At August 15, 2003, the unamortized portion of the license agreement less the $25,000 which was not required to be paid was charged to operations. Amortization and the write off aggregating $19,167 were charged to operations in 2003.

               The agreement also requires the seller to perform certain consulting services for the Company for $8,000 per month commencing in October 2003 through April 2004. The consulting services include, among other items, assistance in hiring, training and overseeing a technical support team for the Company.

          (c)  Lease:

               The Company is obligated under an operating lease for its office, which expires on December 1, 2004 at an annual rent of $12,960.

          (d)  Internet Advertising Agreement.

               The Company entered into an Internet Advertising Agreement with Lifetyme, Inc., a development stage company. The original term of the agreement was for 18 months with the Company having the option to extend the agreement for an additional 18 months. At the inception of the agreement, the Company granted Lifetyme, Inc. a right to purchase 500,000 shares of the Company's common stock for $500 cash. This right was assigned to certain shareholders of Lifetyme, Inc. who exercised the right. At the time of the exercise of the common stock purchase right the deemed fair value of the Company's common stock was $.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value (which was for services rendered to the Company). The difference between the $500 price paid by Lifetyme, Inc. upon exercise of the purchase right and the intrinsic fair value of the Company's common stock ($.09) of $44,500 was classified in the financial statements as deferred promotional incentives and was being amortized over the life of the advertising agreement. Through August 2002, no benefit had arisen from the contract with Lifetyme and management determined its value was fully impaired because it did not appear that any income would arise from the contract prior to its expiration. Accordingly, the unamortized portion of the contract of $21,773 was written off and charged to operations in September 2002. As of August 6, 2003, the Company has notified Lifetyme, Inc. that it will not be extending or renewing the contract.

          (e)  Employment Agreements:

               On January 1, 2004, William Bozsnyak entered into a 3-year employment agreement with the Company terminating the previous agreement. Mr. Bozsnyak is the Chief Executive Officer, Chief Financial Officer, Treasurer, Vice President and Chairman of the Board of Directors. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary shall be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000.

               On December 8, 2003, Debbie Seaman entered into a 3-year employment agreement with the Company terminating the previous agreement. Ms. Seaman is the President and Secretary. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary shall be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. During the year ended December 31, 2003, Ms. Seaman received $26,246 in compensation.

               Both of these employment agreements will be automatically extended each year unless notice is received by either the employee or the Company. Both Mr. Bozsnyak and Ms. Seaman will receive incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the Company's compensation committee. Both Ms Seaman and Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant from the Company's stock option plan.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

               The Company's quarterly financial data, for the years ended December 31, 2003 and 2002 follows below.

                                     1st             2nd            3rd            4th
                                   Quarter         Quarter        Quarter        Quarter
                                 ----------      ----------     ----------     ----------
            December 31, 2003:
            ------------------
            Net loss             ($245,800)      ($234,461)     ($107,280)     ($480,892)
                                 ==========      ==========     ==========     ==========

            Loss per share         ($.02)          ($.01)         ($.01)         ($.02)
                                 ==========      ==========     ==========     ==========
            Shares used in
              computation        15,684,811      16,356,032     18,261,760     19,722,913
                                 ==========      ==========     ==========     ==========

            December 31, 2002:
            ------------------
            Net loss             ($268,106)      ($ 34,498)     ($165,054)     ($127,014)
                                 ==========      ==========     ==========     ==========

            Loss per share         ($.02)           $ -           ($.01)         ($.01)
                                 ==========      ==========     ==========     ==========
            Shares used in
              computation        15,008,111      15,003,186     15,111,800     15,162,008
                                 ==========      ==========     ==========     ==========

NOTE 14 - SUBSEQUENT EVENT.

               On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product, an organic compound ("product"), intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $600,000 and will provide consulting services in connection with the marketing and sales of the product for a 5 and 1/2 year term. As additional consideration, the Company also granted ETC and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock.


               The fair value paid for the participation agreement aggregated $1,950,000 of which $600,000 was in cash and the balance was the fair value of the securities issued. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000. The Company is required to effectuate and pay the costs of a registration statement with Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company is not successful in registering these securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement is not effective by January 1, 2005, both ECT and its parent may cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. F-23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer/Chief Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-KSB. He has, within the 90 days prior to the date of this report, carried out an evaluation, under the supervision and with the participation of the Company's management, including William Bozsnyak, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, William Bozsnyak concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

                                     PART II


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

      The Company has a four-member board of directors. Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. The biographies of the members of the board and the Company's executive officers appear below.

   Name                 Age      Position
   ----                 ---      --------

   William Bozsnyak     43       Chairman of the Board, Chief Executive Officer,
                                 Chief Financial Officer, Vice President and
                                 Treasurer

   Debbie Seaman        46       Director, President and Secretary

   Joel San Antonio     51       Director

   Joseph Carrizzo      46       Director


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

      Joel San Antonio has been a Director of SearchHelp since September 2001 and serves on the Company's Audit Committee and Compensation Committee. Mr. San Antonio began his career as co-founder of a business in the women's fashion industry. In 1983, Mr. San Antonio and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The company went public in 1984 and, in September 1997, was recognized by Fortune Magazine as one of the "100 Fastest Growing Companies in America." Today, Mr. San Antonio serves as Chairman of the Board and Chief Executive Officer of Warrantech Corporation and each of its operating subsidiaries. In addition, he was a founder of Corniche Group, Inc., a provider of insurance products and services, and served as a director from May 1998 through September 1999. Since December 1999, Mr. San Antonio has also served as the Chairman of the Board of MedStrong International Corporation, a public company that transports medical records over the Internet. Mr. San Antonio is a member of the Southwestern Connecticut Area Commerce and Industry Association and the Young Presidents' Organization, Inc. A recipient of many industry awards, he was a national finalist in Ernst & Young's 1998 "Entrepreneur of the Year" program. He is also involved in a variety of philanthropic and charitable activities and is a member of the Metropolitan Museum of Art and the Stamford Theater for the Performing Arts.

      Joseph Carrizzo has been a Director of SearchHelp since September 2001 and serves on the Company's Audit Committee and Compensation Committee. Mr. Carrizzo began his career with Lehman Brothers in 1983. While working there for twelve years in the corporate bond department, he became Lehman's senior level medium term note trader. In 1995, he left Lehman to become an independent distributor of personal care and anti-aging products. His business now includes the distribution of technology and telecom services and on-line products.

ITEM  10.  EXECUTIVE COMPENSATIONS

                                               Long-term Compensation Awards
                     Annual Compensation       Securities Underlying Options ($)
                     ---------------------     ---------------------------------
Name                 Salary($)    Bonus($)
                     ----------   --------
William Bozsnyak     $80,000(3)     (1)                 $200,000(2)
Debbie Seaman        $70,000        (1)                  200,000(2)
Joseph Carrizzo      $0             $0                  $187,500(4)

(1) An incentive bonus to be determined prior to commencement of each year determined by the Compensation Committee.
(2) Stock option to purchase up to $200,000 worth of the company's common stock which are to be granted from the Company's stock option plan, if and when it is established, at the exercise price equal to the midpoint between the bid and ask price of the company's common stock on the date of grant.
(3) Mr. Bozsnyak is currently not taking his salary, any unpaid amount will be accrued.

(4) In December 2003, Mr. Carrizzo agreed to accept an option to purchase 750,000 shares of the Company's common stock, at a purchase price of $.25 per share, for business and marketing services rendered to us by him. The value of the services rendered as determined by both management and Mr. Carrizzo and the fair value of the option granted, as determined using the Black-Scholes option pricing method, was $187,500.

Employment Agreements:
----------------------

      In January 2004, the Company and William Bozsnyak entered into a 3-year employment agreement. The employment agreement provides for a base salary of $80,000 with a minimal annual 5% increase. Mr. Bozsnyak will also receive an incentive bonus to be determined prior to commencement of each year. The company's compensation committee will determine the criteria for Mr. Bozsnyak's bonus. Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock under a company stock option plan, if and when it is established, at a price equal to the midpoint between the bid and ask price of the Company's common stock on the date of the grant.

      In December 2003, the Company and Debbie Seaman entered into a 3-year employment agreement. The employment agreement provides for a base salary of $70,000 with a minimal annual 5% increase. Ms. Seaman will also receive an incentive bonus to be determined prior to commencement of each year. The company's compensation committee will determine the criteria for Ms. Seaman's bonus. Ms. Seaman will be granted options to purchase up to $200,000 worth of shares of common stock under a company stock option plan, if and when it is established, at a price equal to the midpoint between the bid and ask price of the Company's common stock on the date of the grant.

      Each employment agreement will be automatically extended each year unless notice is received by either employee or us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 8, 2004 by:

* Each person (or group of affiliated persons) who is known by the Company to beneficially own 5% or more of the Company's common stock
*   Each director of the Company
*   Each of the named executive officers of the Company
*   All directors and executive officers of the Company as a group
* Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

      The number and percentage of shares beneficially owned after this offering are based on the 25,909,000 shares of common stock issued and outstanding as of March 8, 2004.

                                                    Shares Beneficially Owned
                                                --------------------------------
Name and Address of Beneficial Owner                 Number             Percent
------------------------------------            --------------      ------------

William Bozsnyak (1)                                 3,477,685            13.4%
Debbie Seaman (2)                                    3,139,225            12.1%
Joel San Antonio (3)                                 5,500,000            21.2%
Joseph Carrizzo (4)                                    250,000             1.0%
Bioneutral Laboratories (5)                          1,725,000             6.7%
All  current  directors  and  executive officers    12,366,910            47.7%
of SearchHelp as a group (4 persons)

(1) Mr. Bozsnyak's address is c/o SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, NY 11714.
(2) Ms. Seaman's address is c/o SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, NY 11714.
(3) Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford Street, Stamford, CT 06901.
(4) Mr. Carrizzo's address is 35 Marie Drive, Huntington, New York 11743. Does not include option to acquire 750,000 common shares that expire March 12, 2009.
(5) Bioneutral Laboratories Corp USA's address is c/o Reed & Smith , 599 Lexington Avenue, New York, New York 10022. Does not include warrant to acquire an additional 1,725,000 common shares that expire on June 30, 2010.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended December 31, 2003, the Chief Executive Officer/Chief Financial Officer/Vice President/Treasurer made loans in the amount of $15,000 to the Company.

      At December 31, 2003 the Company was indebted to the Chief Executive Officer/ Chief Financial Officer/Vice President/Treasurer of the Company for a total amount of $130,188 and its President and Secretary in the amount of $14,820 for cash working capital advances made to the Company. These advances are non-interest bearing. Both of the officers do not expect repayment of these advances until the Company has sufficient cash flows to sustain operations for eighteen (18) months.

      On December 30, 2003 management agreed to issue to a member of the Board of Directors of the Company, Joseph Carrizzo, an option to purchase 750,000 restricted shares of the Company's common stock for business and marketing advice rendered by him to the Company in the last quarter of 2003. The fair value of the services rendered as determined by both Mr. Carrizzo and the Company is the fair market value of the option to be issued. Such fair value of $187,500 has been charged to operations in 2003 with corresponding increase due to stockholders at December 31, 2003. Upon issuance of the option, the liability to stockholders will be reduced by $187,500 and an additional paid-in capital will be increased by $187,500.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.       Description of Exhibit
--------------------------------------------------------------------------------
3(i)              Articles of Incorporation of the Company  (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

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

10.1 Agreement of Lease, dated December 1, 2000, between the Company and Briarcliffe Foundation, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.2 Extension of Agreement of Lease, dated March 18, 2002, between the Company and Briarcliffe Foundation, Inc. (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.3              Form  Lock-Up  Agreement  between the  Company and  non-public
                  Stockholders (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.4 Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.6 Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.

                  (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.7 Form of Placement Agent Warrant (incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687)).

10.8              Company 2004 Stock Plan, dated January 1, 2004.

10.9 Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp.

10.10 Letter Agreement, dated February 3, 2004, between the Company and Bioneutral Laboratories Corporation USA.

10.11 Letter Agreement, dated February 3, 2004, between the Company and Bioneutral Laboratories Corporation (Worldwide) Limited.

10.12 Warrant to purchase 575,000 shares of the Company's common stock granted from the Company to Environmental Commercial Technology Corp.

10.13 Warrant to purchase 1,725,000 shares of the Company's common stock granted from the Company to Bioneutral Laboratories Corporation USA.

10.14 Amended and Restated Employment Agreement, dated December, 2003, between the Company and Debbie Seaman.

10.15 Amended and Restated Employment Agreement, dated January 1, 2004, between the Company and William Bozsnyak.

10.16 Placement Agent Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.

10.17 Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.

10.18 Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc.

10.19 Software License Agreement, dated August 29, 2003, by and between the Company and Family Trusted Products, LLC.

10.20             Form Lock-up Extension for Board of Directors.

10.21 Schedule 10.21 identifying lock-up extensions that are substantially similar to Exhibit 10.20 in all material respects except as to the parties thereto and the amount of shares of common stock of the Company that are locked up.

10.22 Form Lock-up Extension for the Founding Shareholders and Previous Noteholders.

10.23 Schedule 10.23 identifying lock-up extensions that are substantially similar to Exhibit 10.22 in all material respects except as to the parties thereto and the amount of shares of common stock of the Company that are locked up.

10.24             Code of Ethics of the Company.

31.1 Certification of Chief Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.1              Certification Of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.


(b)  Reports on Form 8-K. NONE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:                Year ended December 31, 2002       $95,031

                           Year ended December 31, 2003       $25,000.

Audit Related Fees:        Year ended December 31, 2002             0

EXHIBIT INDEX
-------------


------------------- -------------------------------------------------- ---------
Exhibit Number                    Description                            Page
------------------- -------------------------------------------------- ---------
    10.8            Company 2004 Stock Plan, dated January 1, 2004.      49
------------------- -------------------------------------------------- ---------
    10.9            Participation Agreement, dated February 3, 2004,
                    between the Company and Environmental Commercial
                    Technology Corp.                                     58
------------------- -------------------------------------------------- ---------
   10.10            Letter   Agreement,   dated  February  3,  2004,
                    between the Company and Bioneutral  Laboratories
                    Corporation USA.                                     76
------------------- -------------------------------------------------- ---------
   10.11            Letter   Agreement,   dated  February  3,  2004,
                    between the Company and Bioneutral  Laboratories
                    Corporation (Worldwide) Limited.                     84
------------------- -------------------------------------------------- ---------
   10.12            Warrant  to  purchase   575,000  shares  of  the
                    Company's  common stock granted from the Company
                    to Environmental Commercial Technology Corp.         85
------------------- -------------------------------------------------- ---------
   10.13            Warrant  to  purchase  1,725,000  shares  of the
                    Company's  common stock granted from the Company
                    to Bioneutral Laboratories Corporation USA.          95
------------------- -------------------------------------------------- ---------
   10.14            Amended and Restated Employment Agreement, dated
                    December,  2003,  between the Company and Debbie
                    Seaman.                                              105
------------------- -------------------------------------------------- ---------
   10.15            Amended and Restated Employment Agreement, dated
                    January 1, 2004, between the Company and William
                    Bozsnyak.                                            114
------------------- -------------------------------------------------- ---------
   10.16            Placement  Agent  Agreement,  dated  November 7,
                    2003, by and between the Company and S.G. Martin
                    Securities LLC                                       123
------------------- -------------------------------------------------- ---------
   10.17            Registration Rights Agreement, dated November 7,
                    2003, by and between the Company and S.G. Martin
                    Securities LLC                                       130
------------------- -------------------------------------------------- ---------
   10.18            Software Purchase and Service  Agreement,  dated
                    as of  August  15,  2003,  by  and  between  the
                    Company and Edocusign, Inc.                          141
------------------- -------------------------------------------------- ---------
   10.19            Software  License  Agreement,  dated  August 29,
                    2003,  by and  between  the  Company  and Family
                    Trusted Products, LLC                                156
------------------- -------------------------------------------------- ---------
   10.20            Form of Lock-up Extensions for the Directors         172
------------------- -------------------------------------------------- ---------
   10.21            Schedule 10.21  identifying  lock-up  extensions
                    that are substantially  similar to Exhibit 10.22
                    in  all  material  respects  except  as  to  the
                    parties  thereto  and the  amount  of  shares of
                    common stock of the Company that are locked-up       174
------------------- -------------------------------------------------- ---------
   10.22            Form   Lock-up   Extension   for  the   Founding
                    Shareholders and Previous Noteholders                175
------------------- -------------------------------------------------- ---------
   10.23            Schedule 10.23  identifying  lock-up  extensions
                    that are substantially  similar to Exhibit 10.22
                    in  all  material  respects  except  as  to  the
                    parties  thereto  and the  amount  of  shares of
                    common stock of the Company that are locked up       177
------------------- -------------------------------------------------- ---------
   10.24            Code of Ethics of the Company                        178
------------------- -------------------------------------------------- ---------
    31.1            Certification  of Chief  Financial  Officer  and
                    Chief  Executive  Officer  Pursuant to 18 U.S.C.
                    Section 1350                                         187
------------------- -------------------------------------------------- ---------
    32.1            Certification   Of   Chief   Executive   Officer
                    Pursuant To 18 U.S.C.  Section  1350, As Adopted
                    Pursuant  To Section  906 Of The  Sarbanes-Oxley
                    Act Of 2002                                          189
------------------- -------------------------------------------------- ---------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)


By: /s/ WILLIAM BOZSNYAK
   ---------------------
        William Bozsnyak, Chief Financial Officer
        (Chief Executive Officer, Vice President and Treasurer)



Date: March 15, 2004
--------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                          Date
----                           -----                          ----

/s/ DEBBIE SEAMAN              Director                       March  15, 2004
-----------------
    Debbie Seaman
                               President and Secretary


/s/ JOEL SAN ANTONIO           Director                       March 15, 2004
--------------------
    Joel San Antonio



/s/ JOSEPH CARRIZZO            Director                       March 15, 2004
-------------------
    Joseph Carrizzo