Form 10QSB
period 2004-03-31
SEARCHHELP INC
filed 2004-05-14
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                   Form 10-QSB

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    -------------
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


         1055 Stewart Avenue, Suite 12,
         ------------------------------
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


The outstanding number of each type of the issuer's securities as of April 29, 2004 is (i) Common Stock, par value $.0001, 26,739,000 shares (ii) Class A Warrants and Class B Warrants to acquire common shares was 4,948,000.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)




                                    I N D E X
                                    ---------
                                                                        Page No.
                                                                        --------




FINANCIAL STATEMENTS:


    Consolidated Balance Sheets as at March 31, 2004
       and December 31, 2003 (Unaudited)                               F-2 - F-3


    Statements of Operations
       For the Three months ended March 31, 2004 (Consolidated)
       and 2003 and Cumulative For the Period from January 29, 1999
       (Inception) to March 31, 2004 (Consolidated) (Unaudited)              F-4

    Consolidated Statement of Stockholders' Equity (Capital Deficiency)
       For the Three Months Ended March 31, 2004 (Unaudited)                 F-5


    Statements of Cash Flows
     For the Three Months ended March 31, 2004 (Consolidated) and 2003 and Cumulative For the Period From January 29, 1999 (Inception)
     to March 31, 2004   (Consolidated) (Unaudited)                    F-6 - F-8

    Notes to Financial Statements (Unaudited)                          F-9- F-26

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S
                                   -----------


                                                       March 31,    December 31,
                                                       ---------    ------------
                                                          2004          2003
                                                       ---------    ------------
                                                        (Unaudited)  (Unaudited)

Current assets:
  Cash                                                   $ 148,578     $ 271,800
  Accounts receivable                                        2,393         1,237
  Prepaid expenses                                           1,470           598
                                                         ---------     ---------
        Total current assets                               152,441       273,635
                                                         ---------     ---------

Property and equipment - at cost,
  less accumulated depreciation                             15,805        17,262
                                                         ---------     ---------

Other assets:
  Software development costs, less accumulated
  amortization of $192,353 and $179,054, respectively      370,124        93,423
Deferred license fee                                       600,000          -
Security deposit                                             2,155         2,155
                                                         ---------     ---------
        Total other assets                                 972,279        95,578
                                                         ---------     ---------

        Total assets                                    $1,140,525     $ 386,475
                                                        ==========     =========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

                                                                  March 31,       December 31,
                                                                ------------     ------------
                                                                    2004             2003
                                                                ------------     ------------

Current liabilities:
  Note payable - bank                                           $     14,450     $     14,450
  Current portion of long-term debt                                    6,361            5,206
  Due to stockholders                                                145,008          332,508
  Due to placement agent                                              10,360            1,700
  Deferred Revenues                                                      153              120
  Accounts payable and accrued expenses                              147,318           65,207
                                                                ------------     ------------
        Total current liabilities                                    323,650          419,191
                                                                ------------     ------------

Long-term debt, less current portion                                   -                2,407
                                                                ------------     ------------

Commitments and contingencies                                           -                 -

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding - 26,530,000 and
    21,397,000 shares, respectively                                    2,653            2,140
  Additional paid-in capital                                       3,090,935        1,928,463
  Deficit accumulated in the development stage                  (  2,276,713)    (  1,965,726)
                                                                ------------     ------------
        Total stockholders' equity (capital deficiency)              816,875     (     35,123)
                                                                ------------     ------------

        Total liabilities and stockholders'
          equity (capital deficiency)                           $  1,140,525     $    386,475
                                                                ============     ============

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                   Cumulative From
                                                  For the Three            For the Three           January 29, 1999
                                                  Months Ended              Months Ended            (Inception) to
                                                 March 31, 2004            March 31, 2003           March 31, 2004
                                                 --------------            --------------           --------------
                                                 (Consolidated)                                     (Consolidated)
                                                   (Unaudited)              (Unaudited)               (Unaudited)


Revenues                                           $       592               $     1,501              $    21,242
                                                   -----------               -----------              -----------

Operating expenses:
  Selling                                               41,098                    14,919                  400,155
  Web site costs                                        17,472                     6,401                  156,857
  Software development costs                            75,000                    40,495                  279,324
  General and administrative                           162,769                    55,808                  797,056
  Amortization and impairment of
    license costs and deferred
    promotional incentives                                -                       11,250                   63,667
  Depreciation and amortization                         14,757                    14,134                  212,475
                                                   -----------               -----------              -----------
Total operating expenses                               311,096                   143,007                1,909,534
                                                   -----------               -----------              -----------

Loss from operations                                 ( 310,504)                ( 141,506)             ( 1,888,292)
                                                   -----------               -----------              -----------

Other expenses:
  Interest                                                 483                    15,469                  104,471
  Compensatory element of
    noteholders purchase rights                           -                       88,200                  231,450
  Amortization of deferred
    financing costs                                       -                          625                   52,500
                                                   -----------               -----------              -----------
Total other expenses                                       483                   104,294                  388,421
                                                   -----------               -----------              -----------

Net loss                                             ($310,987)                ($245,800)             ($2,276,713)
                                                   ===========               ===========              ===========


Per share data:
  Loss per share - basic and diluted                     ($.01)                    ($.02)
                                                         =====                     =====


Weighted average number of
  shares outstanding                                24,638,198                15,684,811
                                                    ==========                ==========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)

                                                                                               Deficit
                                                                                             Accumulated          Total
                                                   Common Stock             Additional         in the          Stockholders'
                                            -------------------------        Paid-In         Development      Equity (Capital
                                               Shares        Amount          Capital            Stage          Deficiency)
                                            ----------      ---------      ----------       ------------       -----------

Balance at January 1, 2004                  21,397,000       $2,140        $1,928,463       ($1,965,726)       ($  35,123)

Deferred License Costs                       2,300,000          230        (      230)           -                 -
Proceeds from sale of securities,
net of registration costs                    2,833,000          283           685,202            -                685,485

Issuance of common stock options
for services rendered                                                         290,000            -                290,000

Issuance of common stock
options to non employee director                                              187,500            -                187,500

Net loss                                         -            -                -            (   310,987)       (  310,987)
                                            ----------      ---------      ----------       ------------       -----------

Balance at March 31, 2004                   26,530,000       $2,653        $3,090,935       ($2,276,713)       $  816,875
                                            ==========      =========      ==========       ============       ===========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                         For the Three           For the Three          January 29, 1999
                                                          Months Ended            Months Ended           (Inception) to
                                                         March 31, 2004          March 31, 2003          March 31, 2004
                                                         --------------          --------------          --------------
                                                         (Consolidated)                                  (Consolidated)
                                                          (Unaudited)             (Unaudited)              (Unaudited)

Cash flows from operating activities:
  Net loss                                                 ($310,987)              ($245,800)             ($2,276,713)
                                                           ----------              ----------             ------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred revenue                                              33                      -                       153
    Compensatory element of
      noteholders' purchase rights                                -                   88,200                  231,450
    Depreciation                                               1,457                   1,493                   14,288
    Amortization of deferred financing costs                      -                      625                   52,500
    Amortization of software
      development costs                                       13,299                  12,641                  192,353
    Amortization and impairment of
      deferred promotional incentives                             -                       -                    44,500
    Amortization and write off of
     deferred license costs                                                           11,250                   25,000
    Common stock issued for legal fees                            -                       -                     9,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                   ( 1,156)                   2,739                  ( 2,393)
      Prepaid expenses                                        ( 872)                   1,204                  ( 1,470)
      Due To Placement Agent                                  4,800                      -                      4,800
      Security deposits                                           -                       -                   ( 2,155)
      Accounts payable and accrued expenses                ( 17,889)                ( 48,387)                  47,318
                                                           ----------              ----------             ------------
  Total adjustments                                           ( 328)                  69,765                  615,344
                                                           ----------              ----------             ------------

Net cash used in operating activities                     ( 311,315)               ( 176,035)             ( 1,661,369)
                                                           ----------              ----------             ------------

Cash flows from investing activities:
  Equipment purchases                                             -                       -                  ( 10,804)
  Software development costs                                      -                 ( 31,120)               ( 247,477)
  Deferred license costs                                          -                 ( 10,000)                ( 50,000)
  Deferred license fee                                    ( 500,000)                    -                   ( 500,000)
                                                           ----------              ----------             ------------
Net cash used in investing activities                     ( 500,000)                ( 41,120)               ( 808,281)
                                                           ----------              ----------             ------------

Net cash used in operating and investing
 activities                                               ( 811,315)               ( 217,155)             ( 2,469,650)
                                                           ----------              ----------             ------------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                                     Cumulative From
                                                      For the Three           For the Three          January 29, 1999
                                                       Months Ended            Months Ended           (Inception) to
                                                      March 31, 2004          March 31, 2003          March 31, 2004
                                                      --------------          --------------          --------------
                                                      (Consolidated)                                  (Consolidated)
                                                       (Unaudited)             (Unaudited)              (Unaudited)

Net cash used in operating and
  investing activities brought forward:                ($  811,315)             ($ 217,155)            ($ 2,469,650)
                                                       -----------              ----------             ------------

Cash flows from financing activities:
  Due to stockholder                                          -                     15,000                  332,508
  Note payable - bank                                         -                      -                       14,450
  Notes payable - other                                       -                 (   75,000)                   -
  Loans payable                                               -                      -                      104,075
  Equipment loans                                      (     1,252)             (    1,112)            (     12,105)
  Deferred financing costs                                    -                                        (     52,500)
  Deferred registration costs                                 -                 (   22,940)            (    234,681)
  Proceeds from sale of securities                         689,345                 315,700                2,460,031
  Proceeds from stock
    subscriptions receivable                                   -                     -                        6,450
                                                       -----------              ----------             ------------
Net cash provided by financing activities                  688,093                 231,648                2,618,228
                                                       -----------              ----------             ------------

Net increase (decrease) in cash                        (   123,222)                 14,493                  148,578

Cash at beginning of period                                271,800                   1,012                    -
                                                       -----------              ----------             ------------

Cash at end of period                                  $   148,578              $   15,505             $    148,578
                                                       ===========              ==========             ============

Supplemental Disclosure of cash flow
Information:

Cash payment made during the period
  Interest                                             $       533              $   12,490             $    104,188
                                                       ===========              ==========             ============

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                                     Cumulative From
                                               For the Three      For the Three      January 29, 1999
                                                Months Ended       Months Ended       (Inception) to
                                               March 31, 2004     March 31, 2003      March 31, 2004
                                               --------------     --------------      --------------
                                               (Consolidated)                         (Consolidated)
                                                (Unaudited)         (Unaudited)        (Unaudited)

Supplemental Schedules of Noncash
Investing and Financing Activities:

Assets acquired for debt                             -                  -                   19,289
                                                                                            ------

Deferred promotional incentive acquired
through exercise of common stock
purchasing rights                                    -                  -                    4,450
                                                                                             -----

Common stock issued for legal fees                   -                  -                    9,000
                                                                                             -----

Loans converted to common stock                      -                  -                  104,075
                                                                                           -------

Compensatory element of
Noteholders purchase rights                          -                  -                  231,480
                                                                                           -------

Due to placement agent                            3,860                 -                    5,560
                                                -------                                     -------

Deferred License Fee                            100,000                 -                  100,000
                                                -------                                     -------

Issuance of common stock options for
services rendered                               477,500                 -                  477,500
                                                -------                                    -------

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

NOTE  1  -      PLAN OF ORGANIZATION:

                (a) Organization and Presentation of Financial Statements:

                       SearchHelp,  Inc. (the "Company") was incorporated in the
                State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The
                Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through March 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $145,556 and a stockholders' capital deficiency of $35,123 at December 31, 2003 and a $171,209 working capital deficiency at March 31, 2004 and a stockholders' capital deficiency of $816,875 at March 31, 2004. The Company has incurred net losses of $1,965,726 through December 31, 2003 and $310,987 and $245,800 for the three months ended March 31, 2004 and 2003 respectively.

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

                       Accordingly,  effective  September  8, 2003,  the Company
                commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased to sell 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been extended through April 30, 2004 and increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. The offering was further extended to May 31, 2004. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent will have certain piggy back rights to cause the registration of the shares if the Company effects a registration of its securities. For the three months ending March 31, 2004, 2,833,000 shares were purchased for $708,000, net of $22,515 in offering costs of which $10,360 was unpaid at March 31, 2004. One placement agent was entitled to, but had not been issued, warrants to purchase 32,000 shares of the Company's common stock a purchase price of $0.30 per share at December 31, 2003 and 42,000 shares of the Company's common stock for at purchase price of $0.30 per share for the quarter ending March 31, 2004 for a total of a warrant to purchase 76,000 shares of the Company's common stock at a purchase price of $0.30 per share due such placement agent.

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

                       The Company's two existing software  products,  Sentry At
                Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. These monitoring programs are currently being tested by an outside testing center. The Company entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP will be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP will pay the Company a royalty of 10% on all FTP sales of the Sentry products. The Company is responsible to supply FTP with technical support and upgrades.

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

                       On  February  3,  2004,   the  Company   entered  into  a
                Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000 and will pay an additional $100,000 by August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock.

                       The  fair  value  paid  for the  participation  agreement
                aggregated  $1,950,000  of which a total of $600,000  will be in cash and the balance was the fair value of the securities issued. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000. The Company is required to effectuate and pay the costs of a registration statement with Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company is not successful in registering these securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement is not effective by January 1, 2005, both ECT and its parent may cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and
                (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. On March 15, 2004 the Company made its required payment to ECT for $100,000 and has one final payment of $100,000 to pay in August 2004 which is reflected in accounts payable.

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:


                (a) Basis of Presentation:

                       The accompanying  financial statements have been prepared
                in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through December 31, 2003. The accompanying financial statements for the three months March 31, 2003 includes the accounts of the Company. All intercompany transactions have been eliminated in consolidation and its wholly owned subsidiaries. The accompanying financial statements for the three months ending March 31, 2004 include the accounts of the Company and its wholly owned subsidiaries Indoor Air Quality Services, Inc. and FamilySafe, Inc. which was incorporated in February 2004 for the software activities of the Company.

                       In the opinion of  management,  the  unaudited  financial
                statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operation and cash flows for the three months ended March 31, 2004 and 2003. The results of operation for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.


                       The December 31, 2003 balance  sheet was derived form the
                audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 2003 and should be read in conjunction therewith.



                (b) Revenue Recognition:

                       Through  the three  months  ending  March 31,  2004,  the
                Company did not have significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. The Company had revenues at March 31, 2004 of $592 and deferred revenue of $153. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.


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

                (f) Earnings Per Share:

                       The Company  adopted  Statement of  Financial  Accounting
                Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.


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

                (h) Software Research and Development Costs:

                       Research and development  costs are expensed as incurred.
                Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products. In addition, the Company incurred software research and development costs of $75,000 for the three months ended March 31, 2004 and $6,401 for the three months ended March 31, 2003.

                (i) Advertising Costs.

                       The Company expenses  ordinary  advertising and promotion
                costs as incurred. Advertising and promotion costs were $1,745 and $10,156 for the three months ended March 31, 2004 and 2003, respectively.


                (j) Recently Issued Accounting Pronouncements:

                       In  December   2002,   the  FASB  issued  SFAS  No.  148,
                "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE." This statement amends SFAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all newly required disclosures under SFAS No. 123

                       In December 2003, the FASB issued  Interpretation  No. 46
                (Revised) "Consolidation of Variable Interest Entities". This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", describes the circumstances under which a variable special purpose entity is to be consolidated with entities that do not have the characteristics of a controlling interest in the special purpose entity.

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

NOTE  3  -      PROPERTY AND EQUIPMENT.

                       Property and equipment consist of the following:

                                       March 31,                December 31,
                                         2004                      2003
                                         ----                      ----

Computers                               $29,290                   $29,290
Furniture and fixtures                      803                       803
                                        -------                   -------
                                         30,093                    30,093
Less:  Accumulated depreciation          14,288                    12,831
                                        -------                   -------
                                        $15,805                   $17,262
                                        =======                   =======

                       Depreciation expense charged to operations was $5,972 for
                the year ended December 31, 2003 and $1,457 and $1,493 for the three months ended March 31, 2004 and 2003, respectively.


NOTE  4  -      INTANGIBLE ASSETS.


                       In   connection   with  the  December  31,  2001  private
                placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee of $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $625 for the year ended December 31, 2003 and the three months ended March 31, 2003.

                       In  accordance  with the American  Institute of Certified
                Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477 of which $33,625 and $59,830 were capitalized in 2003 and 2002. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2003 and 2002 was $59,000 and $11,564 and $31,120 for the three months ended March 31, 2004 and 2003, respectively. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The purchase has not closed at December 31, 2003. The Company has reflected the cash portion of the purchase price it will pay in software and will commence to amortize the software upon closing. The total purchase price is cash of $25,000 and options to acquire 750,000 shares of the Company's common stock, See
                Note 12. The Company received the deliverables and paid the remaining $15,000 to the vendor in March 2004. Amortization for the additional software costs is $4,792 for the three months ended March 31, 2004.



NOTE  5  -      NOTES PAYABLE - BANK.


                       The Company has a $50,000 revolving line of credit with a
                bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 6.25% at March 31, 2004 and December 31, 2003, respectively. The weighted average interest rate for the year ending December 31, 2003 and for the three months ending March 31 2004 was 6.25%. Interest expense of $2,684 was charged to operations during the year ended December 31, 2003, $483 and $641 were charged to operations for the three months ended March 31, 2004 and 2003. At December 31, 2003 and March 31, 2004, $14,450 of the line has been utilized. The debt is guaranteed by the current CEO of the Company and is collateralized by marketable securities which he owns which have a fair market value of approximately $36,000 at December 31, 2003 and March 31, 2004.


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

                     During the year ended December 31, 2002, the noteholders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the year ended December 31, 2003, the noteholders exercised rights to acquire 815,000 common shares in the aggregate for $8,150. These notes and the accrued interest were repaid in 2003.


NOTE  7  -      LOAN PAYABLE - EQUIPMENT.


                       Equipment loan payable is comprised of the following:

                                                 March 31,        December 31,
                                                    2004              2003
                                                    ----              ----
Obligation under equipment financed
  payable in installments of $495 including
  13% interest through March 2005                  $6,361             $7,613
Less:  Current portion                              6,361              5,206
                                                   ------             ------

                                                   $  -               $2,407
                                                   ======             ======




NOTE  8  -      DUE TO STOCKHOLDERS.


                       At December 31, 2003 and March 31, 2004,  the Company was
                indebted to the CEO of the Company in the amount of $130,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. These advances are non-interest bearing. The officers of the Company do not expect repayment of these advances prior to the Company's attainment of sufficient cash flows to sustain its operations for eighteen (18) months.

                       On December  30, 2003,  management  agreed to issue a non
                employee director options to acquire 750,000 restricted shares of the Company's common stock for business and marketing advice rendered by the director in the last quarter of 2003. The fair value of the services rendered as determined by both the director and management is the fair market value of the options to be issued, as determined by utilizing the Black-Scholes option pricing model, based upon the then selling price of restricted shares through the Company's private placement, $0.25 per share. Such fair value of $187,500 has been charged to operations in 2003 with a corresponding increase in due to stockholders. The options were physically granted on March 12, 2004 at which time the liability to stockholders was reduced by $187,500 and additional paid-in capital was increased by $187,500.

                       As of April 29, 2004 the options have not been  exercised
                and no stock has been issued.

NOTE  9  -      ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                       Accounts  payable  and  accrued  expenses  consist of the
                following at:


                                              March 31,       December 31,
                                                2004             2003
                                                ----             ----
Professional fees                             $ 20,000         $ 20,548
License costs                                  100,000           15,000
Interest on notes payable                           77              127
Consultants                                       -              25,000
Accrued Officer Payroll                         20,000              -
Accrued Payroll other & payroll taxes            4,184
Sundry operating expenses                        3,057            4,532
                                              --------         --------
                                              $147,318         $ 65,207
                                              ========         ========




NOTE 10  -      INCOME TAXES.

                       The  Company  does  not  have any  currently  payable  or
                deferred federal or local tax benefit since its inception to March 31, 2004. At December 31, 2003, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $1,588,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and $900,000 expires in 2023.
                Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carryforwards of approximately $624,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                         For the Three Months Ended March 31,
                                      ------------------------------------------
                                             2004                       2003
                                      ------------------------------------------
Loss before income taxes              ($311,000)            ($245,800)
                                      ==========            ==========

Expected statutory tax benefits       ($105,700)   -34.0%   ($ 83,600)    -34.0%
Nondeductible expense, amortization      16,400      5.3%         200       0.1%
Net operating loss valuation reserve     89,300     28.7%      93,400      33.9%
                                      ----------  --------   ---------    ------
Total tax benefit                     $    -         0.0%    $   -          0.0%
                                      ==========  ========   =========    ======



NOTE 11  -      COMMON STOCK.

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

                       On  September 5, 2001,  counsel for the Company  accepted
                100,000 shares of the Company's common stock as partial payment for services rendered. The fair value of the services rendered and the shares at date of issuance was $9,000 ($.09 per share).

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


                       In  December  2003,  management  agreed  to  issue  to  a
                director options to acquire 750,000 restricted shares of the Company's common stock as payment for services rendered by the director. The fair value of option for the services rendered of $187,500, as determined by the Black-Scholes option pricing model, was charged to operations in 2003 with a corresponding increase in due to stockholders. The options were physically granted on March 12, 2004 at which time the liability to stockholders was reduced by $187,500 and additional paid-in capital was increased by $187,500.


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

                       Private Placement of the Company's Securities:


                       On  September  8,  2003,  the  Company  commenced  a best
                efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value, at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been further extended through May 31, 2004 as well as increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. This is primarily due to the delay in launching the Company's software products. Each placement agent earns a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. For the three months ending March 31, 2004 one Placement Agent sold a total of 420,000 shares for an aggregate of $94,500 net of $10,500 in commissions. Through March 31, 2004, the same placement agent was owed an aggregate of $3,800 and was entitled to receive a warrant to purchase 76,000 common shares of the Company's stock at $0.30 per share.


                  Stock Plan:

                       On December 15, 2003, the Company's stockholders ratified
                the SearchHelp, Inc. 2004 Stock Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights.

                Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified ISOs shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five
                (5) years and ten (10) years for non-qualifying ISO. The Plan commenced on January 1, 2004 and will terminate on December 31, 2014 unless sooner terminated by the Board of Directors


                       As of March 31,  2004,  options  to  purchase  a total of
                240,000 shares of the Company's common stock were granted to employees and officers. In addition, an option to purchase 750,000 shares of the Company's common stock were granted to a consultant. (See note 12b) The employees, officers and directors have not exercised their options as of April 29, 2004.



NOTE 12  -      COMMITMENTS AND CONTINGENCIES.

                (a) Stock Purchase Rights:

                       Certain  notes  payable  include a default  penalty  that
                entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 shares of the Company's common stock at $.01 a purchase price of each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 is charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 shares of the Company's common stock. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 shares of the Company's common stock at a purchase price of $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 par share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 shares of the Company's common stock. At March 31, 2004, no purchase rights to acquire common shares were outstanding.

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

                       Effective  August 15, 2003,  the parties  terminated  the
                agreement by entering into a software purchase and services agreement. Under the terms of this agreement the Company is not required to pay the balance owed of $25,000 under the license agreement. The Company, under the new agreement, will acquire the software and all related documents which it had licensed in the June 2002 agreement. The purchase price for the software is $50,000 in cash of which $10,000 was paid at the signing of the agreement, the Company was given a $25,000 credit for the cash paid under the old license agreement and the balance of $15,000 was paid on March 26, 2004 on the date of the closing. The seller also received additional compensation for the software in the form of two options to buy a total of 750,000 shares of the Company's common stock. The exercise price of the shares is $ .62 per share which is the average of the Company's trading prices for the thirty (30) day period immediately preceding the effective date of the agreement. One option to purchase 250,000 shares of the Company's common stock is exercisable only if the Company sells 3,000,000 units of the software in the five (5) year period immediately following the closing. The other option to purchase 500,000 shares of the Company's common stock is exercisable at any time up to five (5) years. The fair value of the option for 500,000 shares at the date of grant was $290,000 which along with the $50,000 in cash is reflected in the accompanying financial statements as capitalized software costs of $562,477. This asset will be amortized over its estimated useful life of three years. The option to purchase 250,000 shares of the Company's common stock will be reflected in financial statements upon the fulfillment of the conditional sale of product. The agreement also requires the licensor to perform certain consulting services for the Company for $8,000 per month commencing in October 2003 through April 2004. The Company has extended the agreement for an additional three months to July 2004. The consulting services include, among other items, assistance in hiring, training and overseeing a technical support team for the Company.

                (c) Lease:

                       The Company is obligated under an operating lease for its
                office, which expires on December 1, 2004, at an annual rent of $12,960.


                (d) Employment Agreements:

                       On December 8, 2003,  William  Bozsnyak  entered  into an
                amended and restated 3-year employment agreement with the Company. Currently, Mr. Bozsnyak is the Chief Executive Officer and Treasurer, Vice President and Chairman of the Board of Directors. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary may be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. As of March 31, 2004 the Company has accrued $20,000 of his compensation.

                       On  December  8,  2003,  Debbie  Seaman  entered  into an
                amended and restated 3-year employment agreement with the Company. Currently, Ms. Seaman is the President and Secretary. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary may be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. For the three months ended March 31, 2004, Ms. Seaman received $17,500 in compensation.


                       Both of these employment agreements will be automatically
                extended each year unless notice is received by either the employee or the Company. Both Mr. Bozsnyak and Ms. Seaman will receive incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the Company's compensation committee. Both Ms. Seaman and Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant from the Company's 2004 Stock Plan.


                       On March 18,  2004,  the Company  hired a part time Chief
                Financial Officer, Noel C. Bonilla. Mr. Bonilla entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, $2,000 per month salary, $1,000 per month will be deferred until the Company has sufficient funds to pay him. Mr. Bonilla also has been granted the right to purchase 70,000 shares of the Company's common stock under the Company's

                2004 Stock Plan at a purchase price of $ .47. The option will vest equally each year over the next four years.

                       On March 18,  2004,  the Company  hired Eric Elgar as the
                Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the right to purchase 150,000 shares of the Company's stock at $ .47. The option will vest one year from the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to complete and sell its products and services, (b) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (c) the Company's ability to conclude arrangements in the indoor air quality business, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (e) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested, or (h) the Company's ability to secure necessary capital for general operating or expansion purposes.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and working capital deficiency of $145,556. For the three months ending March 31, 2004, the Company had cash and cash equivalents of $148,578 and working capital deficiency of $171,209.

         The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. Since inception, the Company has not received any significant cash flow from operations. Based on the Company's current plans, management believes the proceeds from the Company's various securities offerings will provide the Company with sufficient capital resources to fund its operations during 2004. Expectations about the Company's long-term liquidity may prove inaccurate if the Company's plans change. As and if the Company increases sales from its products and services, the Company expects to increase cash flow from operations.

         Net cash used in operating activities from inception through March 31, 2004 was $1,661,369 and for the three months ended March 31, 2004 and 2003 was $311,315 and $176,035, respectively.

         Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $500,000 and $41,120, respectively, and since inception through March 31, 2004 net cash used in investing activities was $1,661,369. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

         Net cash provided from financing activities was $2,618,225 from inception through March 31, 2004 of which $1,464,149 and $14,322 was generated in the years ended December 31, 2003 and 2002, respectively. Net cash provided from financing activities for the three months ended March 31, 2004 and 2003 was $688,093 and $231,648 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

         Since the Company has not generated significant revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months. Management determined that the Company would need additional financing to continue operating.

         The Company's first effort to raise working capital was by issuing notes. Between December 1, 2001 and February 14, 2002 promissory notes in the aggregate amount of $325,000 were issued to 13 accredited investors. Robert M. Cohen & Co., Inc. was the placement agent and received commissions totaling $32,500. Since the Company did not pay back the note holders in full within 60 days after the issuance of the notes, they were entitled to purchase up to 5,000 shares of the Company's common stock per month at $.01 per share for each additional month the notes remained unpaid. The notes were paid in full by July 2003 out of the proceeds of the Company's initial public offering. A total of 1,125,000 shares were purchased by the note holders.

         Then the Company conducted an initial public offering of its common stock in January 2003 by offering 8,000,000 units at a purchase price of $0.50 per unit. Each unit consisted of one share of common stock, one class A warrant and one class B warrant. On July 23, 2003, the Company completed the offering and sold a total of 2,474,000 units for gross proceeds of $1,237,000. Placement agent fees and registration costs totaled $403,942, of which $234,681 was paid prior to the commencement of the offering and $169,311 of the proceeds was used to pay the balance of the expenses of the offering. Of the remainder of the proceeds, $557,518 was used to pay outstanding debt and interest thereon, $265,719 was used to pay accounts payable and expenses and the balance was used for working capital.

         The Company paid the placement agent, Robert M. Cohen & Co., Inc., a commission of 10% and non-accountable expenses of 3% of the proceeds from the units it placed for an aggregate of $160,810. The placement agent also received warrants, exercisable for five years, to purchase 247,400 units at $.985 per unit. Upon the exercise of a warrant and the payment of the exercise price, the placement Agent will acquire one share of common stock, one class A warrant to purchase one share of common stock at $.985 and one class B warrant to purchase one share of common stock at $2.285 per share.

         The Company having repaid all of its debt with the initial public offering funds was left with a small amount of working capital. Therefore, on September 8, 2003 the Company commenced a best efforts private offering of 4,000,000 shares of the Company's common stock at $.25 per share. This offering was increased to 6,000,000 shares of the Company's common stock in November 2003 and increased to 7,200,000 shares in March 2004 for a total of $1,800,000 to be raised The offering was extended to May 31, 2004.

         As of April 29, 2004, a total of 5,460,000 shares were sold to approximately 59 accredited investors. The gross proceeds of the offering, as of that date, was $1,462,500 and the net proceeds to the Company after expenses and broker commissions, was approximately $1,417,765. The Company's financial statements reflect an accrual at December 31, 2003 of $1,700 payable to S.G. Martin Securities, LLC, the placement agent, and a warrant to purchase 34,000 shares of the Company's common stock at $.30 per share is issuable to the placement agent. Through April 29, 2004, S.G. Martin Securities, LLC raised a total of $278,000 and was paid a 10% commission of $27,800. $5,560 has been accrued for the 2% non-accountable expenses that have not been paid as of April 29, 2004. S.G. Martin is also entitled to, but has not yet received, a placement agent warrant to purchase a total of 111,200 of the Company's common stock. These items will be paid by the Company within thirty days after the close of the offering.

         The Company has used most of the funds it has received for the extensive independent testing and development of the Company's two Sentry software products as well as $500,000 to purchase aroyalty interest in the IAQ division. Both the Sentry products and the Company's IAQ division is described below in this section in more detailed. The Company has an additional payment of $100,000 that is due under the royalty interest agreement in August 2004.

         As of April 30, 2004, the Company's cash for operations is approximately $115,000. The Company will need an additional $600,000 to allow the Company to operate for the next twelve months assuming no revenues. For this reason, management has extended the current private offering in March 2004 to May 31, 2004 and anticipates the remaining balance of $337,500 to help close this potential gap of $600,000 needed for the next twelve months, assuming no revenue. The Company anticipates revenue from its Sentry products sometime between September and October of the calendar year to offset the Company's operating capitals needs going forward.

THE COMPANY'S BUSINESS AND PLAN OF OPERATION

         The Company intends to become a family safety company, having shifted its primary focus from providing small businesses with online forums. The Company will continue to develop software intended to keep children safe while online, as well as seek out emerging technologies, products and services that exhibit significant promise of improving family safety and well being.

         The Company is currently focusing on two specific areas, family software through its subsidiary, FamilySafe, Inc. ("FamilySafe") and indoor air quality, specifically mold, through the Company's subsidiary, Indoor Air Quality Services, Inc. ("Indoor Air").

FAMILY SAFE

         FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can be used remote while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online.

         In order to market and sell the Sentry products, the Company has entered into a five year agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP, which has the support of the National Center for Missing & Exploited Children, will be responsible for manufacturing, marketing and distributing the Sentry products. Under the agreement the Company will receive a 10% royalty on all sales made by FTP and will receive an additional 5% from FTP's monthly sales to be used for technical support. The Company has delivered the Sentry products to FTP and the fulfillment house for distribution. The Company anticipates that FTP will launch the Sentry products in July 2004. The Company anticipates revenues from the products in the latter part of the third quarter.

         The Company has added Frank Florio, President of Family Trusted Products to its Advisory Board. Mr. Florio will be working closely with the Company to enhance our FamilySafe business.

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

         Accordingly, on February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market a compound for mold remediation that apparently has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the Company's agreement it received an interest equal to 5% of the gross revenue from the sale of the product through ECT. In return, the Company provided immediate development capital of $500,000 and will pay an additional $100,000 by August 2004. The Company will also provide consulting services in connection with the marketing and sales of the Product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. ECT anticipates EPA approval of the compound in the third quarter. The Company expects to begin to generate revenues from this venture in the fourth quarter of 2004. To help work in this area, the Company has added Michael O'Reilly to its Advisory Board. Mr. O'Reilly is the proprietor of one of the largest mold remediators in the country and brings extensive knowledge and experience in the Indoor Air Quality area to our Company. Additionally, John Houman, a well respected scientist, has also joined our Advisory Board. Mr. Houman has an extensive organic chemistry and research background and is interested in the issues and solutions concerning mold testing, remediation and research.

         The Company continues to evaluate possible business opportunities for mold screening, but will wait until revenue comes into the Company through the sale of its software products before committing to any venture.

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

         Possible strategies include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

         For the foreseeable future, the Company will rely on it strategic partners for marketing and distribution instead of developing its own marketing and distribution infrastructure. The Sentry At Home and Sentry Remote products will be marketed by Family Trusted Products, LLC. Environmental Commercial Technology Corp. is responsible for all marketing and sales of the mold remediation compound.

         Generally - The Company will compete for business with  companies  that
         ---------
offer child monitoring software and IAQ companies, many of whom have greater experience, expertise and/or resources than either the Company or its strategic partners.

         To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's services, as well as the Company's sales and marketing channels. Once the Company begins to generate revenues, any pricing pressures, reduced margins or loss of market share resulting from increased competition, or the Company's failure to compete effectively, could seriously damage the Company's business.

ITEM 3. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's Chief Financial Officer and Chief Executive Officer are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-QSB. They have, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

         To meet their responsibility for financial reporting, the Chief Financial Officer and Chief Executive Officer have established internal controls and procedures, which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE MOST RECENT EVALUATION BY THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER.


                                     PART II


ITEM 2. CHANGES IN SECURITIES
        ---------------------

         On September 8, 2003 the Company commenced a best efforts private offering of 4,000,000 shares of the Company's common stock at $.25 per share. This offering was increased in November 2003 to sell 6,000,000 shares of the Company's common stock and increased in March 2004 to 7,200,000 shares of the Company's common stock for a total of $1,800,000 to be raised by the Company. The offering will close on May 31, 2004, unless the Company extends it.

         As of April 29, 2004, a total of 5,460,000 shares were sold to approximately 59 accredited investors. The gross proceeds of the offering as of that date was $1,462,500 and the net proceeds to the Company, after expenses and broker commissions, was approximately $1,417,765.

         S.G. Martin Securities, LLC was the placement agent for $278,000 of the funds raised in the offering and received 10% commission of $27,800 and is also entitled to receive a 2% non-accountable expense of $5,560 which has been accrued and not paid as of April 29, 2004. The placement agent is also entitled to, but has not yet received, a warrant to purchase 111,200 shares of the Company's common stock at a purchase price of $.30 per share. These warrants and the 2 % non-accountable expenses will be paid to the placement agent within thirty days after the close of the offering.

         The above mentioned shares of common stock were issued in reliance on the exemption from registration provided by Rule 506 of the Securities Act of 1933, as amended.

         In February 2004, the Company issued 2,300,000 of its common shares valued at $575,000 and a warrant to purchase 2,300,000 shares of the Company's common stock at a purchase price of $0.33 in partial payment for an acquired royalty stream pursuant to its agreement with Environmental Commercial Technology Corp.

         On December 30, 2003, management agreed to issue an option to purchase 750,000 shares of the Company's common stock at a purchase price of $.25 per share to a non-employee director for business and marketing services rendered by him. The option was issued on March 12, 2004.

         In March, 2004, options to purchase an aggregate of 220,000 shares of the Company's common stock at a purchase price of $.47 per share, were granted to two officers under the Company's 2004 Stock Plan and an option to purchase 750,000 shares of common stock at a purchase price of $.62 per share, was granted to a consultant outside of the Company 2004 Stock Plan.


ITEM 5.  OTHER INFORMATION

         (a) Effective March 18, 2004, the Company hired a part time Chief Financial Officer, Noel C. Bonilla. Mr. Bonilla has signed an employment agreement in which he will receive, beginning April 1, 2004, $2,000 per month salary, of which $1,000 will be deferred until the Company has sufficient funds to pay it. Mr. Bonilla also has been granted the option to purchase 70,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $ .47 and this option will vest 25% a year over the next four years.

               Effective March 18, 2004, the Company hired Eric Elgar as the Company's Chief Technical Officer. Mr. Elgar has signed an employment agreement in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the option to purchase 150,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $ .47 and this option will vest in one year.

              (b) The Company does not have a nominating committee or a committee performing similar functions, and, accordingly does not have a committee charter. The entire Board of Directors of the Company participates in the consideration of director nominees, therefore, fulfilling the role of a nominating committee.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              --------------------------------
              (a)     Exhibits
                      --------

                31.1  Certification  of  Chief  Executive  Officer  pursuant  to
           Section 302 of Sarbanes-Oxley Act.

                31.2  Certification  of and Chief Financial  Officer pursuant to
           Section 302 of Sarbanes-Oxley Act.

                32.1  Certification  of Chief Executive  Officer  pursuant to 18
           U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of
           Sarbanes-Oxley Act.

                32.2  Certification  of Chief Financial  Officer  pursuant to 18
           U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of
           Sarbanes-Oxley Act.

Exhibits                                                                                         Page No.
---------------------------------------------------------------------------------------------------------
31.1     Certification of Chief Executive Officer pursuant to Section 302 of
         Sarbanes-Oxley Act.                                                                       40

31.2     Certification of and Chief Financial Officer pursuant to Section 302 of
         Sarbanes-Oxley Act.                                                                       42

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.                   44

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.                   45

                                       38

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)



By: /s/ Noel C. Bonilla
   ---------------------------------------------
        Noel C. Bonilla, Chief Financial Officer


Date: May 12, 2004
      ------------