Form 10QSB
period 2004-06-30
SEARCHHELP INC
filed 2004-08-16
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   Form 10-QSB

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004

                                       OR

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________

                        Commission file number 333-97687


                                SearchHelp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              11-3621755
 ------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    1055 Stewart Avenue, Suite 12,
----------------------------------------
           Bethpage, New York                                          11714
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

          Issuer's telephone number, including area code (516) 922-4765

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The outstanding number of each type of the issuer's securities as of August 11, 2004 is (i) Common Stock, par value $.0001, 27,369,000 shares (ii) Class A Warrants and Class B Warrants to acquire common shares was 4,948,000.

                          PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                    I N D E X
                                                                        Page No.

FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as at June 30, 2004
             and December 31, 2003 (Unaudited)                        F-2 - F-3

        Statements of Operations
           For the Six and Three months ended June 30,
           2004 (Consolidated) and 2003 and Cumulative For
           the Period from January 29, 1999 (Inception) to
           June 30, 2004 (Consolidated) (Unaudited)                      F-4

        Consolidated Statement of Stockholders' Equity
           (Capital Deficiency) 2003 and Cumulative For the
           Period from January 29, 1999 (Inception)
           to December 31, 2003 (Unaudited)                              F-5

        Consolidated Statement of Stockholders' Equity
           (Capital Deficiency)
           For the Six Months Ended June 30, 2004 (Unaudited)            F-6

        Statements of Cash Flows
           For the Six Months ended June 30, 2004 (Consolidated)
           and 2003 and Cumulative For the Period From
           January 29, 1999 (Inception) to June 30, 2004
           (Consolidated) (Unaudited)                                 F-7 - F-9

        Notes to Financial Statements (Unaudited)                    F-10 - F-21

Item 2.  Management's Discussion and Analysis.                          22- 28

Item 3. Controls and Procedures.                                            28

                                                              PART II

Item 2. Changes in Securities                                               28

Item 5.  Other Information                                                  30

Item 6.  Exhibits and Reports on Form 8-K.                                  31

Signatures                                                                  32


Exhibits                                                                    33

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S

                                                                June 30,          December 31,
                                                               ----------          ----------
                                                                  2004                2003
                                                               ----------          ----------
                                                               (Unaudited)        (Unaudited)
Current assets:
  Cash                                                         $   66,714          $  271,800
  Accounts receivable                                               1,551               1,237
  Prepaid expenses                                                 41,512                 598
                                                               ----------          ----------
        Total current assets                                      109,777             273,635
                                                               ----------          ----------
Property and equipment - at cost,
  less accumulated depreciation                                        --              17,262
                                                               ----------          ----------
Other assets:
  Software development costs, less accumulated
  amortization of $230,334 and $179,054, respectively             332,143              93,423
  Deferred license fee                                          1,950,000                  --
  Security deposit                                                  2,155               2,155
                                                               ----------          ----------
        Total other assets                                      2,284,298              95,578
                                                               ----------          ----------
        Total assets                                           $2,394,075          $  386,475
                                                               ==========          ==========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                   June 30,            December 31,
                                                                 -----------           -----------
                                                                     2004                 2003
                                                                 -----------           -----------
Current liabilities:
  Note payable - bank                                            $    14,450           $    14,450
  Current portion of long-term debt                                    5,068                 5,206
  Due to stockholders                                                145,008               332,508
  Due to placement agent                                               1,800                 1,700
  Deferred Revenues                                                       --                   120
  Accounts payable and accrued expenses                              381,887                65,207
                                                                 -----------           -----------
        Total current liabilities                                    548,213               419,191
                                                                 -----------           -----------
Long-term debt, less current portion                                      --                 2,407
                                                                 -----------           -----------
Commitments and contingencies                                             --                    --

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding - 27,169,000 and
    21,397,000 shares, respectively                                    2,717                 2,140
  Additional paid-in capital                                       4,449,085             1,928,463
  Deficit accumulated in the development stage                    (2,605,940)           (1,965,726)
                                                                 -----------           -----------
        Total stockholders' equity (capital deficiency)            1,845,862               (35,123)
                                                                 -----------           -----------
        Total liabilities and stockholders'
          equity (capital deficiency)                            $ 2,394,075           $   386,475
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

                                                   SEARCHHELP, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)
                                                      STATEMENTS OF OPERATIONS

                                                                                                                   Cumulative From
                                                         For The Six                      For the Three            January 29, 1999
                                                         Months Ended                      Months Ended            (Inception) to
                                                            June 30                          June 30                   June 30
                                                  2004              2003           2004                 2003             2004
                                               (Consolidated)    (Unaudited)    (Consolidated)       (Unaudited)     (Consolidated)
                                                 (Unaudited)                     (Unaudited)                           (Unaudited)
                                               ------------      ------------      ------------      ------------      ------------
Revenues                                       $        605      $      2,668      $         13      $      1,167      $     21,255
                                               ------------      ------------      ------------      ------------      ------------
Operating expenses:
Selling                                              70,180            46,525            29,082            31,606           429,237
Web site costs                                       39,514            11,447            22,042             5,046           178,899
Software development costs                           81,200            56,270             6,200            15,775           285,524
General and administrative                          383,070           123,290           220,302            67,482         1,017,357
Amortization and impairment of license
costs and deferred promotional incentives                --            12,500                --             1,250            63,667
Depreciation and amortization                        52,738            37,807            37,980            23,673           250,456
                                               ------------      ------------      ------------      ------------      ------------
Total operating expenses                            626,702           287,839           315,606           144,832         2,225,140
                                               ------------      ------------      ------------      ------------      ------------
Loss from operations                               (626,097)         (285,171)         (315,593)         (143,665)       (2,203,885)
                                               ------------      ------------      ------------      ------------      ------------
Other expenses:
Interest                                                912            32,765               429            17,296           104,900
Compensatory element of
  noteholders purchase rights                            --           161,700                --            73,500           231,450
Amortization of deferred financing costs                 --               625                --                --            52,500
Loss on disposal of equipment                        13,205                --            13,205                --            13,205
                                               ------------      ------------      ------------      ------------      ------------
Total other expenses                                 14,117           195,090            13,634            90,796           402,055
                                               ------------      ------------      ------------      ------------      ------------
Net loss                                       $   (640,214)     $   (480,261)     $   (329,227)     $   (234,461)     $ (2,605,940)
                                               ============      ============      ============      ============      ============
Per share data:
Loss per share - basic and diluted             $       (.03)     $       (.03)     $       (.01)     $       (.01)
                                               ============      ============      ============      ============
Weighted average number of shares outstanding    24,889,298        16,024,922        26,780,100        16,356,032
                                               ============      ============      ============      ============

                       See notes to financial statements.


                                                   SEARCHHELP, INC. AND SUBSIDIARY
                                                    (A Development Stage Company)

                                       STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                  CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2003

                                                                                     Deficit
                                                                                   Accumulated                            Total
                                                                      Additional      in the            Stock          Stockholders'
                                              Common Stock             Paid-In      Development      Subscriptions       Capital
                                         Shares         Amount         Capital        Stage           Receivable         Deficiency
                                       ----------     -----------     -----------     -----------      ---------        -----------
Common stock issued to founders         6,616,910     $       662     $     1,338     $        --      $        --      $     2,000

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                         --              --              --         (24,056)              --          (24,056)
                                       ----------     -----------     -----------     -----------      ---------        -----------

Balance at December 31, 1999            6,616,910             662           1,338         (24,056)              --          (22,056)

Net loss from the year ended
  December 31, 2000                            --              --              --         (56,775)              --          (56,775)
                                       ----------     -----------     -----------     -----------      ---------        -----------

Balance at December 31, 2000            6,616,910             662           1,338         (80,831)              --          (78,831)

Loan converted to common stock          1,123,090             112         103,963              --               --          104,075

Common stock subscribed                 7,160,000             716           6,234              --           (6,450)             500

Common stock issued for
  services rendered                       100,000              10           8,990              --               --            9,000

Promotional incentives with
  respect to exercise stock
  purchase rights                              --              --          44,500              --               --           44,500

Net loss from the year ended
  December 31, 2001                            --              --              --        (221,790)              --         (221,790)
                                       ----------     -----------     -----------     -----------      ---------        -----------

Balance at December 31, 2001           15,000,000           1,500         165,025        (302,621)          (6,450)        (142,546)

Proceeds from exercise of
  noteholders' purchase rights            310,000              31           3,069              --               --            3,100

Payment of subscriptions                       --              --              --              --            6,450            6,450

Compensatory element of
  noteholders' purchase rights                 --              --          62,400              --               --           62,400

Net loss from the year ended
  December 31, 2002                            --              --              --        (594,672)              --         (594,672)
                                       ----------     -----------     -----------     -----------      ---------        -----------

Balance at December 31, 2002           15,310,000           1,531         230,494        (897,293)              --         (665,268)

Proceeds from exercise of
  noteholders' purchase rights            815,000              82           8,068              --               --            8,150

Compensatory element of
  noteholders' purchase rights                 --              --         169,050              --               --          169,050

Proceeds from sale of securities,
  net of registration costs             5,272,000             527       1,520,851              --               --        1,521,378

Net loss from the year ended
  December 31, 2003                            --              --              --      (1,068,433)              --       (1,068,433)
                                       ----------     -----------     -----------     -----------      ---------        -----------
Balance at December 31, 2003
  (consolidated)                       21,397,000     $     2,140     $ 1,928,463     ($1,965,726)     $        --      ($   35,123)
                                       ==========     ===========     ===========     ===========      =========        ===========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (Unaudited)

                                                                                              Deficit
                                                                                           Accumulated           Total
                                                                            Additional        in the          Stockholders'
                                                   Common Stock               Paid-In       Development      Equity (Capital
                                               Shares        Amount           Capital         Stage          Deficiency)
                                             -----------     -----------     -----------     -----------      -----------
Balance at January 1, 2004                    21,397,000     $     2,140     $ 1,928,463     ($1,965,726)     ($   35,123)

Issuance of securities as partial
  payment for license:
    Common stock                               2,300,000             230         574,770              --          575,000
    Warrants to acquire 2,300,000 shares                                         575,000              --          575,000

Net proceeds from sale of securities           3,342,000             334         801,776              --          802,110

Compensatory value of stock options
  issued for services rendered                                                   290,000              --          290,000

Compensatory value of common stock
  issued to Advisory Board Members               130,000              13          90,987              --           91,000

Compensatory value of stock options
  issued to Advisory Board Members                                                   589              --              589

Issuance of common stock
options to non employee director                                                 187,500              --          187,500

Net loss                                              --              --              --        (640,214)        (640,214)
                                             -----------     -----------     -----------     -----------      -----------

Balance at June 30, 2004                      27,169,000     $     2,717     $ 4,449,085     ($2,605,940)     $ 1,845,862
                                             ===========     ===========     ===========     ===========      ===========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                          For the Six              Cumulative From
                                                                          Months Ended             January 29, 1999
                                                                            June 30,                 (Inception) to
                                                                   2004               2003              June 30
                                                                (Consolidated)   (Consolidated)         2004
                                                                (Unaudited)        (Unaudited)       (Unaudited)
                                                                 ----------          --------        ----------
Cash flows from operating activities:
Net loss                                                        ($  640,214)      ($  480,261)      ($2,605,940)
                                                                 ----------          --------        ----------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Deferred revenue                                                       (120)               --                --
Compensatory element of noteholders' purchase rights                     --           161,700           231,450
Depreciation                                                          1,457             2,986            14,288
Amortization of deferred financing costs                                 --                --            52,500
Amortization of software development costs                           51,280            34,946           230,334
Amortization of consulting fees                                      51,075                              51,075
Amortization and impairment of licenses and
deferred promotional incentives                                          --            12,500            44,500
      Amortization and write off of deferred license costs               --                --            25,000
      Loss on disposal of equipment                                  13,205                --            13,205
Common stock issued for legal fees                                       --                --             9,000
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable                                                    (314)            1,903            (1,551)
Prepaid expenses                                                       (400)            2,097              (998)
Due To Placement Agent                                                  100                                 100
Security deposits                                                        --                --            (2,155)
Accounts payable and accrued expenses                               316,680           (33,429)          381,064
                                                                 ----------          --------        ----------
Total adjustments                                                   432,963           182,703         1,047,812
                                                                 ----------          --------        ----------

Net cash used in operating activities                              (207,251)         (297,558)       (1,558,128)
                                                                 ----------          --------        ----------

Cash flows from investing activities:
Equipment (purchases) sales                                           2,600                --            (8,204)
Software development costs                                               --           (33,625)         (247,477)
Deferred license costs                                                                                  (50,000)
Deferred license fee                                               (800,000)               --          (800,000)
                                                                 ----------          --------        ----------
Net cash used in investing activities                              (797,400)          (33,625)       (1,105,681)
                                                                 ----------          --------        ----------
Net cash used in operating and investing activities              (1,004,651)         (331,183)       (2,663,809)
                                                                 ----------          --------        ----------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued

                                                                                   Cumulative From
                                                        For the Six                January 29, 1999
                                                       Months Ended                (Inception) to
                                                         June 30,                   June 30, 2004
                                                 2004               2003          (Consolidated)
                                               Consolidated)                        (Unaudited)
                                               (Unaudited)        (Unaudited)
                                               -----------       -----------       -----------
Net cash used in operating and
  investing activities brought forward:        ($1,004,651)      ($  331,183)      ($2,663,809)
                                               -----------       -----------       -----------
Cash flows from financing activities:
  Due to stockholder                                    --            15,000           332,508
  Note payable - bank                                   --                --            14,450
  Notes payable - other                                 --           (75,000)               --
  Loans payable                                         --                --           104,075
  Equipment loans                                   (2,545)           (2,261)          (13,398)
  Deferred financing costs                              --                --           (52,500)
  Deferred registration costs                           --                --          (234,681)
  Proceeds from sale of securities                 802,110           411,380         2,573,619
  Proceeds from stock
    subscriptions receivable                            --                --             6,450
                                               -----------       -----------       -----------
Net cash provided by financing activities          799,565           349,119         2,730,523
                                               -----------       -----------       -----------
Net increase (decrease) in cash                   (205,086)           17,936            66,714

Cash at beginning of period                        271,800             1,012                --
                                               -----------       -----------       -----------
Cash at end of period                          $    66,714       $    18,948       $    66,714
                                               -----------       -----------       -----------
Supplemental Disclosure of cash flow
Information:
Cash payment made during the period
  Interest                                     $       964       $    10,648       $   104,619
                                               -----------       -----------       -----------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)

                                                                  For the Six
                                                                  Months Ended           Cumulative From
                                                                   June 30,              January 29, 1999
                                                                                         (Inception) to
                                                              2004            2003        June 30, 2004
                                                              ----            ----        -------------
                                                         (Consolidated)     (Unaudited)  (Consolidated)
                                                          (Unaudited)                     (Unaudited)
Supplemental Schedules of Noncash Investing
    and Financing Activities:

  Assets acquired for debt                                          --          --          $   19,289
                                                                                            ==========

  Deferred promotional incentives acquired through
    exercise of common stock purchase rights                        --          --          $   44,500
                                                                                            ==========

  Common stock issued for services rendered                 $   91,000          --          $  100,000
                                                            ==========                      ==========

Loans converted to common stock                                     --          --          $  104,075
                                                                                            ==========

Compensatory element of note holders'
  purchase rights                                                   --          --          $  231,480
                                                                                            ==========

Due to placement agent                                      $    1,700          --          $    1,700
                                                            ==========                      ==========

Issuance of stock options as partial payment
  For software                                              $  290,000
                                                            ----------
Issuance of common stock options for
  services rendered                                         $  188,089          --          $  188,089
                                                            ==========                      ==========

Issuance of common stock and common stock
  warrants for license                                      $1,150,000
                                                            ----------

                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  1  -      PLAN OF ORGANIZATION:

                (a) Organization and Presentation of Financial Statements:

                         SearchHelp,  Inc. (the  "Company") was  incorporated in
                the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The
                Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through June 30, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $145,556 and a stockholders' capital deficiency of $35,123 at December 31, 2003 and a $438,436 working capital deficiency and a stockholder's capital deficiency of $1,845,862 at June 30, 2004. The Company has incurred net losses of $1,965,726 through December 31, 2003 and $640,214 and $480,261 for the six months ended June 30, 2004 and 2003.

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

                         Accordingly,  effective  September 8, 2003, the Company
                commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased to sell 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been extended through August 31, 2004 and increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. The Company would pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent has certain piggy back rights to cause the registration of the shares if the Company effects a registration of its securities. For the six months ended June 30, 2004, 3,342,000 shares were purchased for $835,500, net of $33,390 in offering costs of which $1,800 was unpaid at June 30, 2004. One placement agent was entitled to, but had not been issued, warrants to purchase 34,000 shares of the Company's common stock a purchase price of $0.30 per share at December 31, 2003 and 113,200 shares of the Company's common stock for at purchase price of $0.30 per share for the quarter ending June 30, 2004 for a total of 147,200 shares of the Company's common stock at a purchase price of $0.30 per share due to such placement agent.

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

                         The Company's two existing software products, Sentry At
                Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. These monitoring programs are currently being manufactured at the distribution center. The Company entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP will be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP will pay the Company a royalty of 10% on all FTP sales of the Sentry products. The Company is responsible to supply FTP with technical support and upgrades.

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

                         The  Company  has  chosen  to  focus on one of the most
                important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from both indoor residential and commercial structures. The Company is investigating the potential for engaging two aspects of the mold issue: (1) providing definitive products for screening for mold conditions and (2) providing effective indoor mold remediation solutions.

                           On  February  3, 2004,  the  Company  entered  into a
               Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000 plus an additional payment of $100,000 by August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock.

                           The fair value paid for the  participation  agreement
                aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. The Company is required to effectuate and pay the costs of a registration statement with The Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company is not successful in registering these securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement is not effective by January 1, 2005, both ECT and its parent may cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and
                (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. On March 15, 2004 the Company made its required payment to ECT for $100,000 and has one final payment of $100,000 which is included in accounts payable.


NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

                (a) Basis of Presentation:

                         The   accompanying   financial   statements  have  been
                prepared in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through December 31, 2003. The accompanying financial statements for the six and three months ended June 30, 2004 includes the accounts of the Company. All intercompany transactions have been eliminated in consolidation and its wholly owned subsidiaries. The accompanying financial statements for the six and three months ended June 30, 2004 include the accounts of the Company and its wholly owned subsidiaries Indoor Air Quality Services, Inc. and FamilySafe, Inc. which was incorporated in February 2004 for the software activities of the Company.

                         In the opinion of management,  the unaudited  financial
                statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operation and cash flows for the six and three months ended June 30, 2004 and 2003. The results of operation for the six and three months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

                         The December  31, 2003  balance  sheet was derived from
                the audited financial statements included in the Company's report on Form 10-K for the year ended December 31, 2003 and should be read in conjunction therewith.


                (b) Revenue Recognition:

                         Through the six months ended June 30, 2004, the Company
                did not have significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. The Company had revenues at June 30, 2004 of $605. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
               (Continued)

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

                (g) Stock Based Compensation:

                         The Company  elected to use the intrinsic  value method
                to account for future options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company will disclose the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). For transactions in which goods and services are the consideration received for the issuance of common stock, the accounting shall be the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. The Company has chosen not to adopt SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which was issued in December 2002. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method.


                (h) Advertising Costs.

                         The Company expenses ordinary advertising and promotion
                costs as incurred. Advertising and promotion costs were $3,090 and $24,158 for the six months ended June 30, 2004 and 2003, respectively.

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:
               (Continued)

                (i) Software Research and Development Costs:

                         Research   and   development   costs  are  expensed  as
                incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products. In addition, the Company incurred software research and development costs of $6,200 for the three months ended June 30, 2004 and $15,775 for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the Company incurred software research and development costs of $81,200 and $56,270 respectively.

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

NOTE  3  -      PROPERTY AND EQUIPMENT.

                         Property and equipment consist of the following:

                                                     June 30, 2004 June 30, 2003
                                                         -------     -------
                      Computers                          $    --     $29,290
                      Furniture and fixtures                 803         803
                                                         -------     -------
                                                             803      30,093
                      Less: Accumulated depreciation         803      12,831
                                                         -------     -------
                                                         $    --     $17,262
                                                         =======     =======

                         Depreciation  expense  charged to operations was $5,972
                for the year ended December 31, 2003 and $1,457 and $2,986 for the six months ended June 30, 2004 and 2003, respectively. To provide state of the art support and web interface, management, after much research, made the decision not to buy new equipment but sign a two year contract with Invision, Inc. to rent a portion of their servers and to trade the old equipment in exchange for a credit to the VMWare set up fees. The Company expensed the equipment and received a $2,600 credit. The two year contract was signed in January 2004 and required a one time set up fee of $14,770 plus a monthly fee of $3,830 for server space rental.

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

                         In accordance with the American  Institute of Certified
                Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477 of which $33,625 and $59,830 were capitalized in 2003 and 2002. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2003 and 2002 was $59,000 and $23,722 and $44,321 for the six months ended June 30, 2004 and 2003, respectively. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The total purchase price is cash of $25,000 and options to acquire 750,000 shares of the Company's common stock, See Note 12. The Company received the deliverables and paid the remaining $15,000 to the vendor in March 2004. Amortization for the additional software costs was $26,120 for the three months ended June 30, 2004 and $27,558 for the six months ended June 30, 2004.

NOTE  5  -      NOTES PAYABLE - BANK.

                         The Company has a $50,000 revolving line of credit with
                a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 6.25% at June 30, 2004 and December 31, 2003, respectively. The weighted average interest rate for the year ended December 31, 2003 and for the six months ended June 30, 2004 was 6.25%. Interest expense of $2,684 was charged to operations during the year ended December 31, 2003, $912 and $1,070 were charged to operations for the six months ended June 30, 2004 and 2003. At December 31, 2003 and June 30, 2004, $14,450 of the line has been utilized. The debt is guaranteed by the current CEO of the Company and is collateralized by marketable securities which he owns which have a fair market value of approximately $36,000 at December 31, 2003 and June 30, 2004.

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

                    During the year ended December 31, 2002, the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the year ended December 31, 2003, the note holders exercised rights to acquire 815,000 common shares in the aggregate for $8,150. These notes and the accrued interest were repaid in 2003.


NOTE  7  -        LOAN PAYABLE - EQUIPMENT.


                           Equipment loan payable is comprised of the following:

                                                           June 30, December 30,
                                                             2004         2003
                                                            ------        ------
Obligation under equipment financed
  payable in installments of $495 including
  13% interest through March 2005                           $5,068        $7,613
Less:  Current portion                                      $5,068         5,206
                                                            ------        ------

                                                            $   --        $2,407
                                                            ======        ======
NOTE  8  -        DUE TO STOCKHOLDERS.


                         At December 31, 2003 and June 30, 2004, the Company was
                indebted to the CEO of the Company in the amount of $130,188 and its President in the amount of $14,820 for cash working capital advances made to the Company. These advances are non-interest bearing. The officers of the Company do not expect repayment of these advances prior to the Company's attainment of sufficient cash flows to sustain its operations for eighteen (18) months.

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

                         As  of  July  29,  2004,  the  options  have  not  been
                exercised and no stock has been issued.

NOTE  9  -      ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                         Accounts  payable and accrued  expenses  consist of the
following at:

                                                        June 30,    December 31,
                                                         2004              2003
                                                         ----              ----
Professional fees                                      $ 15,150         $ 20,548
License costs                                           100,000           15,000
Estimated registration costs                            200,000               --
Interest on notes payable                                    75              127
Consultants                                                  --           25,000
Accrued Officer Payroll                                  56,216               --
Accrued Payroll other & payroll taxes                     9,075               --
Sundry operating expenses                                 1,371            4,532
                                                       --------         --------
                                                       $381,887         $ 65,207
                                                       ========         ========
NOTE 10  -      INCOME TAXES.

                         The  Company  does not have any  currently  payable  or
                deferred federal or local tax benefit since its inception to June 30, 2004. At December 31, 2003, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $1,588,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and $900,000 expires in 2023.
                Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $624,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:


                                           For the Six Months Ended June 30,             For the Three Months Ended June 30,
                                   -----------------------------------------------------------------------------------------
                                                2004              2003                    2004                   2003
                                   -----------------------------------------------------------------------------------------
Loss before income taxes               ($640,200)           ($480,000)           ($329,800)          ($234,000)
                                       ==========           ==========           ==========          ==========

Expected statutory tax benefits        ($217,800)    -34.0% ($163,600)    -34.0% ($112,200)    -34.0% ($79,600)    -34.0%
Nondeductible expenses                    51,300       8.0%     1,000       0.2%    34,900      10.6%      600       0.2%
Net operating loss valuation reserve     166,500      26.0%   162,600      33.8%    77,300      23.4%   79,000      33.8%
Total tax benefit                      $      --       0.0% $      --       0.0% $      --       0.0% $     --       0.0%

NOTE 11  -        COMMON STOCK.

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

NOTE 11  -      COMMON STOCK.  (Continued)

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

                         In February  2004,  a consultant  was issued  2,300,000
                shares of the Company's common stock and warrants to acquire an additional 2,300,000 common shares at an initial exercise price of $0.33 per share (see Note 12 (b)). The fair value of the common stock issued was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000.

                         In May 2004,  five  members of the  Company's  Advisory
                Board were issued an aggregate of 130,000 shares of the Company's common stock whose fair value on the date of issuance was $91,000. Half of these shares are being held in escrow as the recipients will earn these escrowed shares on a pro rata basis if they continue to serve on the Advisory Board for one year. The other 50% was earned by the recipients when issued. Amortization of the 50% to be earned and the initial 50% aggregated $50,486 and was charged to operations in the three and six months ended June 30, 2004.

                         In  May  2004,  management  issued  90,000  options  to
                purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 was granted to the Chief Financial Officer who also serves on the Advisory board. The fair value of the option as determined by the Black-Scholes option pricing model of $147 will be accounted for under APB 25. The other 40,000 options were granted to four non employees. The fair value of the option as determined by the Black-Scholes option pricing model of $589 as determined by the Black-Scholes option pricing model was charged to operations with a corresponding increase to paid in capital An additional 40,000 options were granted to two directors who also serve on the Audit and Compensation Committees. The fair value of these options was $589 using the Black-Scholes option method and will be accounted for under APB 25.

                         Initial Sale of the Company's Securities to the Public:

                         The Company  entered into an agreement with a placement
                agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent is to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses of 3% of the gross proceeds and certain placement agent warrants. The Company granted the placement agent and its designee warrants which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and class B redeemable warrant to purchase one share of the Company's common stock for five years at $2.285. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for $843,068 in cash, net of placement and deferred registration costs.

NOTE 11  -        COMMON STOCK.  (Continued)

                          Private Placement of the Company's Securities:

                         On September 8, 2003, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value, at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering has been further extended through August 31, 2004 as well as increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. This is primarily due to the delay in launching the Company's software products. Each placement agent earns a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. For the six months ended June 30, 2004 one Placement Agent sold a total of 1,132,000 shares for an aggregate of $283,000 net of $33,960 in commissions. Through June 30, 2004, the same placement agent was owed an aggregate of $1,800 and was entitled to receive a warrant to purchase 113,200 common shares of the Company's stock at $0.30 per share.

                           Stock Option Plan:

                         On  December  15,  2003,  the  Company's   stockholders
          ratified the SearchHelp, Inc. 2004 Stock Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights. Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified ISOs shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five (5) years and ten (10) years for non-qualifying ISO. The Plan commenced on January 1, 2004 and will terminate on December 31, 2014 unless sooner terminated by the Board of Directors.

                         During the six months ended June 30, 2004 options under the Plan to acquire 645,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.47 to $0.77 which was the average of the bid and ask of the common stock on the dates of grant. As the Company has elected to use APB 25 for accounting for its employee stock plan, no compensation has been recognized for its fixed stock option plan. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $15,072 to $655,284, ($0.03) per share for the six months ended June 30, 2004 and (ii) $13,326 to $352,553 ($0.01) per share for the three months ended June 30, 2004. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

                         As of June 30, 2004, outstanding options to purchase a total of 40,000 shares of the Company's common stock were granted to members of the Company's Advisory Board in May 2004. A consultant was also granted two options to purchase an aggregate of 750,000 shares of the Company's common stock which are outstanding at June 30, 2004. (See note 12b). None of the options have been exercised at June 30, 2004.

NOTE 12  -      COMMITMENTS AND CONTINGENCIES.

                (a) Stock Purchase Rights:

                         Certain  notes payable  include a default  penalty that
                entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 shares of the Company's common stock at $.01 a purchase price of each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 is charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 shares of the Company's common stock. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 shares of the Company's common stock at a purchase price of $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 par share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 shares of the Company's common stock. At June 30, 2004, no purchase rights to acquire common shares were outstanding.

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

                         Effective  August 15, 2003, the parties  terminated the
                agreement by entering into a software purchase and services agreement. Under the terms of this agreement the Company is not required to pay the balance owed of $25,000 under the license agreement. The Company, under the new agreement, will acquire the software and all related documents which it had licensed in the June 2002 agreement. The purchase price for the software is $50,000 in cash of which $10,000 was paid at the signing of the agreement, the Company was given a $25,000 credit for the cash paid under the old license agreement and the balance of $15,000 was paid on March 26, 2004 on the date of the closing. The seller also received additional compensation for the software in the form of two options to buy a total of 750,000 shares of the Company's common stock. The exercise price of the shares is $ .62 per share which is the average of the Company's trading prices for the thirty (30) day period immediately preceding the effective date of the agreement. One option to purchase 250,000 shares of the Company's common stock is exercisable only if the Company sells 3,000,000 units of the software in the five (5) year period immediately following the closing. The other option to purchase 500,000 shares of the Company's common stock is exercisable at any time up to five (5) years. The fair value of the option for 500,000 shares at the date of grant was $290,000 which along with the $50,000 in cash is reflected in the accompanying financial statements as capitalized software costs of $562,477. This asset will be amortized over its estimated useful life of three years. The option to purchase 250,000 shares of the Company's common stock will be reflected in financial statements upon the fulfillment of the conditional sale of product. The agreement also requires the licensor to perform certain consulting services for the Company for $8,000 per month commencing in October 2003 through April 2004. The Company has extended the agreement for an additional three months to July 2004 and currently working on a month to month consulting basis. The consulting services include, among other items, assistance in hiring, training and overseeing a technical support team for the Company.

NOTE 12  -      COMMITMENTS AND CONTINGENCIES.  (Continued)

(c) Lease:

                         The Company is obligated  under an operating  lease for
                its office, which expires on December 1, 2004, at an annual rent of $12,960.

                (d) Employment Agreements:

                         On December 8, 2003,  William  Bozsnyak entered into an
                amended and restated 3-year employment agreement with the Company. Currently, Mr. Bozsnyak is the Chief Executive Officer and Treasurer, Vice President and Chairman of the Board of Directors. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary may be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. As of June 30, 2004 the Company has accrued $40,000 of his compensation.

                         On  December 8, 2003,  Debbie  Seaman  entered  into an
                amended and restated 3-year employment agreement with the Company. Currently, Ms. Seaman is the President and Secretary. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary may be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. For the six months ended June 30, 2004, Ms. Seaman received $14,860 in compensation. Ms Seaman stopped receiving her salary in May, 2004. As of June 30, 2004 the Company has accrued $10,140 of her compensation.

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

                         On March 18, 2004,  the Company hired a part time Chief
                Financial Officer, Noel C. Bonilla. Mr. Bonilla entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, $2,000 per month salary; $1,000 per month will be deferred until the Company has sufficient funds to pay him. Mr. Bonilla also has been granted the right to purchase 70,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $0.47. The option will vest equally each year over the next four years. As of June 30, 2004 the Company has accrued $3,000 of his compensation.

                        On March 18, 2004,  the Company  hired Eric Elgar as the
               Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the right to purchase 150,000 shares of the Company's stock at $0.47. The option will vest fully one year from the date of grant.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and a working capital deficiency of $145,556. At June 30, 2004, the Company had cash and cash equivalents of $66,714 and a working capital deficiency of $438,436.

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

         Net cash used in operating activities from inception through June 30, 2004 was $1,558,128 and for the six months ended June 30, 2004 and 2003 was $207,251 and $297,558 respectively.

         Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $797,400 and $33,625, respectively, and since inception through June 30, 2004 net cash used in investing activities was $1,105,681. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

         Net cash provided from financing activities was $2,730,523 from inception through June 30, 2004 of which $1,464,149 and $14,322 was generated in the years ended December 31, 2003 and 2002, respectively. Net cash provided from financing activities for the six months ended June 30, 2004 and 2003 was $799,565 and $349,119 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

         Since the Company has not generated significant revenues and management does not anticipate the Company will generate sufficiently substantial revenues from the sale of its products in an amount necessary to meet its cash needs through July 2005. Management determined that the Company would need additional financing to continue operating.

         The Company's first effort to raise working capital was the issuance of notes. Between December 1, 2001 and February 14, 2002 promissory notes in the aggregate amount of $325,000 were issued to 13 accredited investors. Robert M. Cohen & Co., Inc. was the placement agent and received commissions totaling $32,500. Since the Company did not pay back the note holders in full within 60 days after the issuance of the notes, they were entitled to purchase up to 5,000 shares of the Company's common stock per month at $.01 per share for each additional month the notes remained unpaid. The notes were paid in full by July 2003 out of the proceeds of the Company's initial public offering. A total of 1,125,000 shares were purchased by the note holders.

         The Company then conducted an initial public offering of its common stock in January 2003 by offering 8,000,000 units at a purchase price of $0.50 per unit. Each unit consisted of one share of common stock, one class A warrant and one class B warrant. On July 23, 2003, the Company completed the offering and sold a total of 2,474,000 units for gross proceeds of $1,237,000. Placement agent fees and registration costs totaled $403,942, of which $234,681 was paid prior to the commencement of the offering and $169,311 of the proceeds was used to pay the balance of the expenses of the offering. Of the remainder of the proceeds, $557,518 was used to pay outstanding debt and interest thereon, $265,719 was used to pay accounts payable and expenses and the balance was used for working capital.

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

         The Company having repaid all of its debt with the initial public offering funds was left with a small amount of working capital. Therefore, on September 8, 2003 the Company commenced a best efforts private offering of 4,000,000 shares of the Company's common stock at $.25 per share. This offering was increased to 6,000,000 shares of the Company's common stock in November 2003 and increased to 7,200,000 shares in March 2004 for a total of $1,800,000 to be raised The offering was extended to August 31, 2004.

         As of August 11, 2004, a total of 6,350,000 shares were sold to approximately 63 accredited investors. The gross proceeds of the offering, as of that date, was $1,587,500 and the net proceeds to the Company after expenses and broker commissions, was approximately $1,553,374. Through August 11, 2004, S.G. Martin Securities, LLC raised a total of $368,000 and was paid a 10% commission of $36,800 plus a 2% non accountable expense of $7,360 of which $5,560 was paid and $1,800 has been accrued and not been paid as of August 11, 2004. S.G. Martin is also entitled to, but has not yet received, a placement agent warrant to purchase a total of 147,200 of the Company's common stock. These items will be paid and issued by the Company within thirty days after the close of the offering.

          The Company has used most of the funds it has received for the extensive independent testing and development of the Company's two Sentry software products as well as $500,000 to purchase a royalty interest in the IAQ division. Both the Sentry products and the Company's IAQ division are described below in this section in more detail. The Company has an additional payment of $100,000 that is due under the royalty interest agreement in August 2004. The Company is not going to make this payment until ECT begins to generate revenues.

         As of August 11, 2004, the Company's cash for operations is approximately $59,682. The Company will need an additional $600,000 to allow the Company to operate for the next twelve months assuming no revenues. For this reason, management has extended the current private offering to September 30, 2004 and anticipates the remaining balance of $212,500 to help close this potential gap of $600,000 needed for the next twelve months, assuming no revenue. Of the $212,500 remaining, the Company already has commitments for

$50,000 and is working to bring in the balance of $162,500. The Company is also considering an additional raise at the completion of the current raise. If the Company chooses to raise additional capital, it is considering, among the options, a convertible preferred stock offering in the amount of $500,000 to $1,000,000. If needed, management will also provide additional capital as well to help close the gap. The Company anticipates receiving revenue from its Sentry products sometime between October and November of the 2004 calendar year to offset the Company's operating capital needs going forward.

THE COMPANY'S BUSINESS AND PLAN OF OPERATION

         The Company intends on focusing on family safety, having shifted its primary focus from providing small businesses with online forums. The Company will continue to develop software intended to keep children safe while online, as well as seek out emerging technologies, products and services that exhibit significant promise of improving family safety and well being.

         The Company is currently focusing on two specific areas, family software through its subsidiary, FamilySafe, Inc. ("FamilySafe") and indoor air quality, specifically mold, through the Company's subsidiary, Indoor Air Quality Services, Inc. ("Indoor Air").

FAMILY SAFE

         FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and they can intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online.

         In order to market and sell the Sentry products, the Company has entered into a five year agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP, which has the support of the National Center for Missing & Exploited Children, will be responsible for manufacturing, marketing and distributing the Sentry products. Under the agreement the Company will receive a 10% royalty on all sales made by FTP and will receive an additional 5% from FTP's monthly sales to be used for technical support. The Company has delivered the Sentry products to FTP and the fulfillment house for distribution. The Company anticipates that FTP will launch the Sentry products sometime in late September 2004. It was anticipated that the products would have been launched in July; however since interest usage typically goes down during summer months, the Company and FTP made the decision to put off the launch until after the summer months. The Company anticipates revenues from the products within two to three months of the launch date.

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

         The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company has investigated the potential for engaging in both aspects of the mold issue (1) providing definitive products for testing for mold conditions and (2) providing effective indoor mold remediation solutions. Besides its current 5% Interest for mold and fungi, the Company has been working to increase its revenue potential within its IAQ subsidiary beyond mold. Management has arranged and introduced companies that have an interest in ECT's compound for mold as well as other specific applications. The Company would be entitled to revenue generated by any of these new potential relationships.

         Accordingly, on February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market a compound for mold remediation that apparently has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the Company's agreement it received an interest equal to 5% of the gross revenue from the sale of the product through ECT. In return, the Company provided immediate development capital of $500,000 and will pay an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the Product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. ECT anticipates Environmental Protection Agency approval of the compound in the third quarter or early part of the fourth quarter. Due to the delay in the Environmental Protection Agency approval, the Company will make the final payment of $100,000 when ECT begins to generate revenue from the mold compound. The Company expects to begin to generate revenues from this venture within 6 months of EPA approval. To help work in this area, the Company has added Michael O'Reilly to its Advisory Board. Mr. O'Reilly is the proprietor of one of the largest mold remediators in the country and brings many years of knowledge and experience in the Indoor Air Quality area to the Company. Additionally, John Houman, a well respected scientist, has also joined the Company's Advisory Board. Mr. Houman has an extensive organic chemistry and research background and is interested in the issues and solutions concerning mold testing, remediation and research.

           The Company continues to evaluate possible business opportunities for mold screening, but will wait until revenue comes into the Company through the sale of its software products before committing to any venture.

OTHER PRODUCTS

          In August 2004, the Company formed a wholly owned subsidiary called Digital I.D. Systems, Inc. This subsidiary will focus on digital identification and security issues in both the public and private sectors. The Company is currently performing its due diligence on a company that has 30 years of experience using encryption, biometrics, and photo capture and compare technologies.

MARKETING PLANS

         Generally - The Company will examine all reasonable opportunities identified, explored and selected for development of its products for the most effective way for its products to enter into the selected marketplace. This will include the possibility of the inclusion of strategic partners if necessary in a variety of areas where the partners' expertise in technology, science, marketplace influence or other capabilities is in the Company's management's judgment needed to achieve successful financial and marketplace results for the Company's products.

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

         Generally - The Company will compete for business with companies that offer child monitoring software and IAQ companies, many of whom have greater experience, expertise and/or resources than either the Company or its strategic partners.

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

INTERNAL CONTROLS

         To meet their responsibility for financial reporting, the Chief Financial Officer and Chief Executive Officer have established internal controls and procedures, which they believes are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE MOST RECENT EVALUATION BY THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER.

                                     PART II

ITEM 2. CHANGES IN SECURITIES

         On September 8, 2003 the Company commenced a best efforts private offering of 4,000,000 shares of the Company's common stock at $.25 per share. This offering was increased in November 2003 to sell 6,000,000 shares of the Company's common stock and increased in March 2004 to 7,200,000 shares of the Company's common stock for a total of $1,800,000 to be raised by the Company. The offering was extended to September 30, 2004.

         As of August 11, 2004, a total of 6,350,000 shares were sold to approximately 63 accredited investors. The gross proceeds of the offering as of that date was $1,587,500 and the net proceeds to the Company, after expenses and broker commissions, was approximately $1,553,374.

         S.G. Martin Securities, LLC was the placement agent for $368,000 of the funds raised in the offering and received 10% commission of $36,800 and is also entitled to receive a 2% non-accountable expense of $7,360 of which $1,800 has been accrued and not paid as of August 11, 2004. The placement agent is also entitled to, but has not yet received, a warrant to purchase 147,200 shares of the Company's common stock at a purchase price of $.30 per share. This warrant will be issued to the placement agent within thirty days after the close of the offering.

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

         On May 21, 2004, options to purchase an aggregate of 365,590 shares of the Company's common stock were granted to employees and officers under the Company's 2004 Stock Plan. Options to purchase 20,000 shares each of the

Company's common stock were granted to two directors who also serve on the Audit and compensation committees at a purchase price of $ .70 per share and an aggregate of 40,000 shares. Options to purchase 50,000 options were granted to Advisory Board Members to purchase the Company's common stock at a purchase price of $ .70. 10,000 of these shares were issued to the Chief Financial Officer who also serves on the Advisory Board and are included under the Company 2004 Stock Plan. These options have a maximum term of five years.


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

            (c) The Company filed a Form S-8, registration statement of the Company's 2004 Stock Plan, with the Securities and Exchange Commission that was effective on July 26, 2004.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits

         10.1 Employment Agreement, dated April 1, 2004, by and between the Company and Noel C. Bonilla, Esq.

         10.2 Employment Agreement, dated April 1, 2004, by and between the Company and Eric Elgar

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

SearchHelp, Inc.
(Registrant)



By: /s/ Noel C. Bonilla
    -----------------------------------------
    Noel C. Bonilla, Chief Financial Officer


Date: August 16, 2004

Exhibits                                                                          Page No.
-----------------------------------------------------------------------------------------

10.1     Employment  Agreement,  dated April 1, 2004, by and between the Company
         and Noel C. Bonilla, Esq.                                                    34

10.2     Employment  Agreement,  dated April 1, 2004, by and between the Company
         and Eric Elgar.                                                              42

31.1     Certification of Chief Executive Officer pursuant to Section 302 of
         Sarbanes-Oxley Act.                                                          51

31.2     Certification of and Chief Financial Officer pursuant to Section 302 of
         Sarbanes-Oxley Act.                                                          53

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.      56

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.      56