Form 10QSB
period 2004-09-30
SEARCHHELP INC
filed 2004-11-15
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

                        Commission file number 333-97687


                                SEARCHHELP, INC.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                     11-3621755
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    1055 Stewart Avenue, Suite 12,
           Bethpage, New York                                  11714
(Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code (516) 922-4765


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The outstanding number of each type of the issuer's securities as of November 5, 2004 is (i) Common Stock, par value $.0001, 28,485,033 shares (ii) Class A Warrants and Class B Warrants to acquire common shares was 4,948,000.

                          PART I FINANCIAL INFORMATION



                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                        I N D E X
                                                                                                   Page No.
FINANCIAL STATEMENTS:

        Consolidated Balance Sheets as at September 30, 2004 and
           December 31, 2003 (Unaudited)                                                          F-2 - F-3

        Statements of Operations
           For the Three and Nine Months ended September 30, 2004 (Consolidated),
           For the Three and Nine Months Ended September 30, 2003 and Cumulative
               For the Period from January 29, 1999 (Inception) to
               September 30, 2004 (Consolidated) (Unaudited)                                         F-4

        Consolidated Statement of Stockholders' Equity (Capital Deficiency)
           Cumulative For the Period from January 29, 1999 (Inception)
           to December 31, 2003 (Unaudited)                                                          F-5

        Consolidated Statement of Stockholders' Equity (Capital Deficiency)
           For the Nine Months Ended September 30, 2004 (Consolidated) (Unaudited)                   F-6

        Statements of Cash Flows
         For the Nine Months ended September 30, 2004 (Consolidated) and 2003 and
         Cumulative  For  the  Period  From  January  29,  1999  (Inception)  to
September 30, 2004 (Consolidated) (Unaudited)                                                     F-7 - F-9

        Notes to Financial Statements (Unaudited)                                                 F-10- F-24

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                   A S S E T S


                                                        September 30,    December 31,
                                                             2004            2003
                                                        --------------   --------------

(Unaudited) (Unaudited)

Current assets:
  Cash                                                  $       75,200   $      271,800
  Accounts receivable                                            1,251            1,237
  Prepaid expenses                                              52,810              598
                                                        --------------   --------------
        Total current assets                                   129,261          273,635
                                                        --------------   --------------

Property and equipment - at cost,
  less accumulated depreciation                                     --           17,262
                                                        --------------   --------------

Other assets:
  Software development costs, less accumulated
  amortization of $268,317 and $179,054, respectively          294,160           93,423
  Deferred license fee                                       1,950,000               --
  Security deposit                                               2,155            2,155
                                                        --------------   --------------

        Total other assets                                   2,246,315           95,578
                                                        --------------   --------------

        Total assets                                    $    2,375,576   $      386,475
                                                        ==============   ==============

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                          September 30,      December 31,
                                                               2004              2003
                                                          --------------    --------------

Current liabilities:
  Note payable - bank                                     $       14,450    $       14,450
  Current portion of long-term debt                                3,732             5,206
  Due to stockholders                                                 --           332,508
  Due to placement agent                                              --             1,700
  Deferred Revenues                                                   --               120
  Accounts payable and accrued expenses                          463,272            65,207
                                                          --------------    --------------
        Total current liabilities                                481,454           419,191
                                                          --------------    --------------

Long-term debt, less current portion                                  --             2,407
                                                          --------------    --------------

Commitments and contingencies                                         --                --

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding - 28,485,033 and
    21,397,000 shares, respectively                                2,849             2,140
  Additional paid-in capital                                   4,772,841         1,928,463
  Deficit accumulated in the development stage                (2,881,568)       (1,965,726)
                                                          --------------    --------------
        Total stockholders' equity (capital deficiency)        1,894,122           (35,123)
                                                          --------------    --------------

        Total liabilities and stockholders'
          equity (capital deficiency)                     $    2,375,576    $      386,475
                                                          ==============    ==============



                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                               Cumulative From
                                                         For The Nine                 For the Three           January 29, 1999
                                                         Months Ended                  Months Ended            (Inception) to
                                                         September 30                  September 30             September 30
                                                         ------------                  ------------
                                                    2004            2003           2004            2003             2004
                                                    ----            ----           ----            ----             ----
                                               (Consolidated)   (Unaudited)   (Consolidated)    (Unaudited)      (Consolidated)
                                                (Unaudited)                    (Unaudited)                        (Unaudited)

Revenues                                        $        605    $      3,676    $         --    $      1,008    $     21,255
                                                ------------    ------------    ------------    ------------    ------------

Operating expenses:
Selling                                              105,622          62,073          35,441          15,548         464,679
Web site costs                                        53,363          19,123          13,850           7,676         192,748
Software development costs                            81,200          68,901              --          12,631         285,524
General and administrative                           570,935         170,855         187,865          47,565       1,205,222
Amortization and impairment of license
costs and deferred promotional incentives                 --          17,500              --           5,000          63,667
Depreciation and amortization                         90,720          48,566          37,983          10,759         288,438
                                                ------------    ------------    ------------    ------------    ------------
Total operating expenses                             901,840         387,018         275,139          99,179       2,500,278
                                                ------------    ------------    ------------    ------------    ------------

Loss from operations                                (901,235)       (383,342)       (275,139)        (98,171)     (2,479,023)
                                                ------------    ------------    ------------    ------------    ------------

Other expenses:
Interest                                               1,402          34,524             489           1,759         105,390
Compensatory element of
  noteholders purchase rights                             --         169,050              --           7,350         231,450
Amortization of deferred financing costs                  --             625              --              --          52,500
Loss on disposal of equipment                         13,205              --              --              --          13,205
                                                ------------    ------------    ------------    ------------    ------------
Total other expenses                                  14,607         204,199             489           9,109         402,545
                                                ------------    ------------    ------------    ------------    ------------

Net loss                                        $   (915,842)   $   (587,541)   $   (275,628)   $   (107,280)   $ (2,881,568)
                                                ============    ============    ============    ============    ============

Per share data:
Loss per share - basic and diluted              $       (.04)   $       (.04)   $       (.01)   $       (.01)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     25,136,378      16,770,534      27,027,180      18,361,760
                                                ============    ============    ============    ============


                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

             STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2003
                                   (Unaudited)

                                                                               Deficit
                                                                              Accumulated                       Total
                                                                 Additional     in the         Stock        Stockholders'
                                          Common Stock            Paid-In     Development  Subscriptions      Capital
                                       Shares       Amount        Capital        Stage       Receivable      Deficiency
                                    -----------   -----------   -----------   -----------    -----------    -----------
Common stock issued to founders       6,616,910   $       662   $     1,338   $        --    $        --    $     2,000
                                    -----------   -----------   -----------   -----------    -----------    -----------

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                       --            --            --       (24,056)            --        (24,056)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1999          6,616,910           662         1,338       (24,056)            --        (22,056)

Net loss from the year ended
  December 31, 2000                          --            --            --       (56,775)            --        (56,775)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2000          6,616,910           662         1,338       (80,831)            --        (78,831)

Loan converted to common stock        1,123,090           112       103,963            --             --        104,075

Common stock subscribed               7,160,000           716         6,234            --         (6,450)           500

Common stock issued for
  services rendered                     100,000            10         8,990            --             --          9,000

Promotional incentives with
  respect to exercise stock
  purchase rights                            --            --        44,500            --             --         44,500

Net loss from the year ended
  December 31, 2001                          --            --            --      (221,790)            --       (221,790)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2001         15,000,000         1,500       165,025      (302,621)        (6,450)      (142,546)

Proceeds from exercise of
  noteholders' purchase rights          310,000            31         3,069            --             --          3,100

Payment of subscriptions                     --            --            --            --          6,450          6,450

Compensatory element of
  noteholders' purchase rights               --            --        62,400            --             --         62,400

Net loss from the year ended
  December 31, 2002                          --            --            --      (594,672)            --       (594,672)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2002         15,310,000         1,531       230,494      (897,293)            --       (665,268)

Proceeds from exercise of
  noteholders' purchase rights          815,000            82         8,068            --             --          8,150

Compensatory element of
  noteholders' purchase rights               --            --       169,050            --             --        169,050

Proceeds from sale of securities,
  net of registration costs           5,272,000           527     1,520,851            --             --      1,521,378

Net loss from the year ended
  December 31, 2003                          --            --            --    (1,068,433)            --     (1,068,433)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2003
  (consolidated)                     21,397,000   $     2,140   $ 1,928,463   ($1,965,726)   $        --    ($   35,123)
                                    ===========   ===========   ===========   ===========    ===========    ===========


                        See notes to financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (CAPITAL DEFICIENCY)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (Unaudited)


                                                                                        Deficit
                                                                                      Accumulated       Total
                                                                         Additional     in the      Stockholders'
                                                  Common Stock            Paid-In     Development  Equity (Capital
                                              Shares        Amount        Capital        Stage        Deficiency)
                                            -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2004                   21,397,000   $     2,140   $ 1,928,463   ($1,965,726)   $   (35,123)

Issuance of securities as partial payment
  for license:
    Common stock                              2,300,000           230       574,770            --        575,000
    Warrants to acquire 2,300,000 shares        575,000            --       575,000

Net proceeds from sale of securities          4,078,000           408       979,222            --        979,630

Compensatory value of stock options
  issued for services rendered                  290,000            --       290,000

Compensatory value of common stock
  issued to Advisory Board Members              130,000            13        90,987            --         91,000

Compensatory value of stock options
  issued to Advisory Board Members                                            1,949            --          1,949

Issuance of common stock options
to non employee directors                                                   187,500            --        187,500

Stockholder's loans converted
to common stock                                 580,033            58       144,950       145,008

Net loss                                             --            --            --      (915,842)      (915,842)
                                            -----------   -----------   -----------   -----------    -----------

Balance at September 30, 2004                28,485,033   $     2,849   $ 4,772,841   $(2,881,568)   $ 1,894,122
                                            ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                Cumulative From
                                                                      For the Nine              January 29, 1999
                                                                      Months Ended              (Inception) to
                                                                      September 30,              September 30,
                                                                  2004              2003              2004
                                                             --------------    --------------    --------------
                                                             (Consolidated)                      (Consolidated)
                                                               (Unaudited)       (Unaudited)       (Unaudited)

Cash flows from operating activities:
Net loss                                                     $     (915,842)   $     (587,541)   $   (2,881,568)
                                                             --------------    --------------    --------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Deferred revenue                                                       (120)                0                 0
Compensatory element of noteholders' purchase rights                      0           169,050           231,450
Depreciation                                                          1,457             4,479            14,288
Amortization of deferred financing costs                                  0                 0            52,500
Amortization of software development costs                           89,263            44,712           268,317
Amortization of consulting fees                                      63,810            63,810
Amortization and impairment of licenses and
deferred promotional incentives                                           0            17,500            44,500
      Amortization and write off of deferred license costs                0                 0            25,000
      Loss on disposal of equipment                                  13,205                 0            13,205
Common stock issued for legal fees                                        0                 0             9,000
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable                                                     (14)            3,087            (1,251)
Prepaid expenses                                                    (23,073)            2,096           (23,671)
Due to placement agent                                               (1,700)                0            (1,700)
Security deposits                                                         0                 0            (2,155)
Accounts payable and accrued expenses                               398,065          (238,112)          462,449
                                                             --------------    --------------    --------------
Total adjustments                                                   540,893             2,812         1,155,742
                                                             --------------    --------------    --------------

Net cash used in operating activities                              (374,949)         (584,729)       (1,725,826)
                                                             --------------    --------------    --------------

Cash flows from investing activities:
Equipment (purchases) sales                                           2,600                 0            (8,204)
Software development costs                                                0           (33,625)         (247,477)
Deferred license costs                                              (50,000)
Deferred license fee                                               (800,000)                0          (800,000)
                                                             --------------    --------------    --------------
Net cash used in investing activities                              (797,400)          (33,625)       (1,105,681)
                                                             --------------    --------------    --------------

Net cash used in operating and investing activities              (1,172,349)         (618,354)       (2,831,507)
                                                             --------------    --------------    --------------



                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                                       Cumulative From
                                                             For the Nine              January 29, 1999
                                                             Months Ended               (Inception) to
                                                             September 30,            September 30, 2004
                                                    --------------------------------  ------------------
                                                         2004              2003         (Consolidated)
                                                         ----              ----           (Unaudited)
                                                    (Consolidated)     (Unaudited)
                                                     (Unaudited)
Net cash used in operating and
  investing activities brought forward:             $   (1,172,349)   $     (618,354)   $   (2,831,507)
                                                    --------------    --------------    --------------

Cash flows from financing activities:
  Due to stockholders                                           --            15,000           332,508
  Note payable - bank                                           --                --            14,450
  Notes payable - other                                         --          (475,000)                0
  Loans payable                                                 --                --           104,075
  Equipment loans                                           (3,881)           (3,447)          (14,734)
  Deferred financing costs                                      --                --           (52,500)
  Deferred registration costs                                   --                --          (234,681)
  Proceeds from sale of securities                         979,630         1,100,289         2,751,139
  Proceeds from stock
    subscriptions receivable                                    --                --             6,450
                                                    --------------    --------------    --------------
Net cash provided by financing activities                  975,749           636,842         2,906,707
                                                    --------------    --------------    --------------

Net increase (decrease) in cash                           (196,600)           18,488            75,200

Cash at beginning of period                                271,800             1,012                 0
                                                    --------------    --------------    --------------

Cash at end of period                               $       75,200    $       19,500    $       75,200
                                                    ==============    ==============    ==============

Supplemental disclosure of cash flow information:

Cash payment made during the period
  Interest                                          $        1,396    $       78,094    $      105,051
                                                    ==============    ==============    ==============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                               For the Nine           Cumulative From
                                                               Months Ended           January 29, 1999
                                                               September 30,           (Inception) to
                                                                                        September 30,
                                                          2004              2003            2004
                                                          ----              ----            ----
                                                      (Consolidated)     (Unaudited)   (Consolidated)
                                                        (Unaudited)                      (Unaudited)
Supplemental Schedules of Noncash Investing
    and Financing Activities:

  Assets acquired for debt                                       --               --   $       19,289
                                                                                       ==============

  Deferred promotional incentives acquired through
    exercise of common stock purchase rights                     --               --   $       44,500
                                                                                       ==============

  Common stock issued for services rendered          $       91,000               --   $      100,000
                                                     ==============                    ==============

Loans converted to common stock                                  --               --   $      104,075
                                                                                       ==============

Stockholder's loans converted to common stock        $      145,008                    $      145,008
                                                     ==============                    ==============

Compensatory element of note holders'
  purchase rights                                                --               --   $      231,450
                                                                                       ==============

Issuance of stock options as partial payment
  For software                                       $      290,000                    $      290,000
                                                     ==============                    ==============

Issuance of common stock options for
  services rendered                                  $      189,369               --   $      189,369
                                                     ==============                    ==============

Issuance of common stock and common stock
  warrants for license                               $    1,150,000                    $    1,150,000
                                                     ==============                    ==============




                       See notes to financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004

NOTE  1  -      PLAN OF ORGANIZATION:

(a) Organization and Presentation of Financial Statements:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through September 30, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficiency of $145,556 and a stockholders' capital deficiency of $35,123 at December 31, 2003 and a $352,193 working capital deficiency and stockholder's equity of $1,894,122 at September 30, 2004. The Company has incurred net losses of $1,965,726 through December 31, 2003 and $915,842 and $587,541 for the nine months ended September 30, 2004 and 2003.

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

            The Company offered for sale to the public in an initial public offering ("IPO"), through a placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock, one A warrant to purchase one share of common stock at $.75 and one B warrant to purchase one share of common stock for $1.75) at a purchase price of $.50 per unit. The IPO was declared effective on January 22, 2003. The Company sold 2,474,000 units for total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. From the proceeds of the IPO the Company repaid all previously outstanding notes totaling $475,000 and interest of $82,518. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance of $244,452 was used for working capital and was fully expended to support operations.

            Accordingly, effective September 8, 2003, after the IPO had closed and, in part, because the IPO had not been fully subscribed, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors were required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased to 6,000,000 shares at the same purchase price. The offering has been extended through August 31, 2004 and further increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. As of September 30, 2004, the offering has been completed. Under this private offering, 6,886,000 shares of the Company's common stock were sold for gross proceeds of $1,721,500 less $52,750 in offering costs. The Company agreed to pay each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock will not be registered at the time of grant. The placement agent has certain piggy back rights to cause the registration of the shares if the Company effects a registration of its securities. For the nine months ended September 30, 2004, 4,078,000 shares were purchased for $1,019,500 net of $39,870 in offering costs. One placement agent was entitled to, but had not been issued, warrants to purchase 34,000 shares of the Company's common stock at a purchase price of $0.30 per share at December 31, 2003 and 138,800 shares of the Company's common stock for at purchase price of $0.30 per share for the quarter ending September 30, 2004 for a total of 172,800 shares of the Company's common stock at a purchase price of $0.30 per share due to such placement agent. The net proceeds of this offering have been used to support the Company's operations

            Since the Company has not generated significant revenues and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months to October 2005, management believes the Company will need additional financing to continue operating.



      (b) Principal Business Activity:

            The Company is focused on utilizing new and emerging technology to develop products and services oriented toward improving family and well-being, primarily but not exclusively in the home, having shifted its primary focus from providing small businesses with online forums. The Company intends to continue to develop software intended to keep children safe while online, and its more expanded purpose will be to seek out emerging technologies, products and services that exhibit significant promise of improving family safety and well being and to participate in their development and marketing.

            The Company's two existing software products, Sentry At Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. These monitoring programs are currently being manufactured at the distribution center. The Company had entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP was to be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP was to pay the Company a royalty of 10% on all FTP sales of the Sentry products. Marketing has not commenced under the agreement and the Company is seeking a mutual termination of the license agreement, after which, the Company will utilize other channels in its efforts to market these products.

      Expanded Areas of Development

      Indoor Air Quality (IAQ)

            The Company has been exploring opportunities with the "at home" quality of living aspects of indoor air quality ("IAQ"). The Company has formed a subsidiary, Indoor Air Quality Services, Inc., to pursue the IAQ business. The increased knowledge and concern regarding indoor air toxins and irritants, combined with the increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, an area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, makes the opportunity to develop a consumer friendly/informative home-based solution attractive to the Company.

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

            The fair value paid for the participation agreement aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. Under the participation agreement, the Company is required to effectuate and pay the costs of a registration statement to be filed with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. The Company intends to file a registration statement with the Securities and Exchange Commission on or before November 30, 2004. If the Company is not successful in registering these securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement is not effective by January 1, 2005, both ECT and its parent may cancel the agreement and within ten
      (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. The Company has requested an extension to May 1, 2005 to effect a registration statement. On March 15, 2004 the Company made its required payment to ECT of an additional $100,000 for a total of $500,000 and has one final payment of $100,000 which is included in accounts payable.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a)   Basis of Presentation:

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through December 31, 2003. The accompanying financial statements for the nine and three months ended September 30, 2004 includes the
      accounts  of  the  Company  and  its  wholly   owned   subsidiaries.   All
      intercompany transactions have been eliminated in consolidation. The accompanying financial statements for the nine and three months ended September 30, 2004 include the accounts of the Company and its wholly owned subsidiaries Indoor Air Quality Services, Inc. and FamilySafe, Inc. which was incorporated in February 2004 for the software activities of the Company, and the Company's newest subsidiary, Digital I.D. Systems, Inc., which was incorporated in August 2004 and will concentrate on digital security technology.

            In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operation and cash flows for the nine months ended September 30, 2004 and 2003. The results of operation for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the full year.

            The December 31, 2003 balance sheet was derived from the audited financial statements included in the Company's report on Form 10-KSB for the year ended December 31, 2003 and should be read in conjunction therewith.



(b)   Revenue Recognition:

            Through the nine months ended September 30, 2004, the Company did not have significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. The Company had revenues at September 30, 2004 of $605. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.

(c)   Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d)   Concentration of Credit Risk:

            Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company places its cash with high credit quality financial institutions that at times maybe in excess of the FDIC insurance limit.

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

      (h)   Advertising Costs.

            The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $5,990 and $17,816 for the nine months ended September 30, 2004 and 2003, respectively.

      (i)   Software Research and Development Costs:

            Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products. In addition, the Company incurred no software research and development costs for the three months ended September 30, 2004 and $$7,676 for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the Company incurred software research and development costs of $81,200 and $68,901, respectively.

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

NOTE 3 - PROPERTY AND EQUIPMENT.

      Property and equipment consist of the following:

                                   September 30      September 30
                                   ------------      ------------
                                        2004             2003
                                        ----             ----
Computers                         $           --   $       29,290
Furniture and fixtures                       803              803
                                  --------------   --------------
                                             803           30,093
Less:  Accumulated depreciation              803           11,338
                                  --------------   --------------
                                  $           --   $       18,755
                                  ==============   ==============


            Depreciation expense charged to operations was $5,972 for the year ended December 31, 2003 and $1,457 and $3,141 for the nine months ended September 30, 2004 and 2003, respectively. To provide state of the art support and web interface, management, after much research, made the decision not to buy new equipment but sign a two year contract with Invision, Inc. to rent a portion of their servers and to trade the old equipment in exchange for a credit to the VMWare set up fees. The Company expensed the equipment and received a $2,600 credit. The two year contract was signed in January 2004 and required a one time set up fee of $14,770 plus a monthly fee of $3,830 for server space rental.

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

            In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477 of which $33,625 and $59,830 were capitalized in 2003 and 2002. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2003 and 2002 was $59,000 and $35,584 and $33,625 for the nine months ended September 30, 2004 and 2003, respectively. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The total purchase price is cash of $25,000 and options to acquire 750,000 shares of the Company's common stock, See Note 12. The Company received the deliverables and paid the remaining $15,000 to the vendor in March 2004. Amortization for the additional software costs was $26,122 for the three months ended September 30, 2004 and $53,679 for the nine months ended September 30, 2004.


NOTE 5 - NOTES PAYABLE - BANK.


            The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 6.75% at September 30, 2004 and 6.25% at December 31, 2003. The weighted average interest rate for the year ended December 31, 2003 and for the nine months ended September 30, 2004 was 6.50%. Interest expense of $2,684 was charged to operations during the year ended December 31, 2003, $1,402 and $1,759 were charged to operations for the nine months ended September 30, 2004 and 2003. At December 31, 2003 and September 30, 2004, $14,450 of the line has been utilized. The debt is guaranteed by the current CEO of the Company and is collateralized by marketable securities which he owns which have a fair market value of approximately $36,000 at December 31, 2003 and September 30, 2004.


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


NOTE 7 - LOAN PAYABLE - EQUIPMENT.

                                              September 30, September 30,
                                                 2004           2003
                                                 ----           ----
Obligation under equipment financed
  payable in installments of $495 including
  13% interest through March 2005             $      3,732   $      8,425
Less:  Current portion                        $      3,732          5,148
                                              ------------   ------------

                                              $         --   $      3,277
                                              ============   ============


            Equipment loan payable is comprised of the following:


NOTE 8 - DUE TO STOCKHOLDERS.


            At December 31, 2003 and June 30, 2004, the Company was indebted to its CEO, William Bozsnyak, in the amount of $130,188 and its President, Debbie Seaman, in the amount of $14,820 for cash working capital advances made to the Company. These advances are non-interest bearing. In September 2004, the Company issued 520,753 shares of the Company's common stock to William Bozsnyak and 59,280 shares of the Company's common stock to Debbie Seaman in full repayment and satisfaction of the loans made to the Company by William Bozsnyak and Debbie Seaman, in the amounts of $130,188 and $14,820, respectively.

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

            As of November 5, 2004, the options have not been exercised and no stock has been issued.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses consist of the following at:


                                         September 30, December 31,
                                            2004           2003
                                            ----           ----

Professional fees                       $     31,252   $     20,548
License costs                                100,000         15,000
Estimated registration costs                 200,000             --
Interest on notes payable                         81            127
Consultants                                    2,000         25,000
Accrued Officer Payroll                       89,765             --
Accrued Payroll other & payroll taxes         19,833             --
Sundry operating expenses                     20,341          4,532
                                        ------------   ------------
                                        $    463,272   $     65,207
                                        ============   ============

NOTE 10 - INCOME TAXES.

            The Company does not have any currently payable or deferred federal or local tax benefit since its inception to September 30, 2004. At December 31, 2003, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $1,588,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and $900,000 expires in
      2023. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $624,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                          For the Nine Months Ended September 30,
                                     --------------------------------------------------------------------
                                           2004                             2003
                                     --------------------------------------------------------------------
Loss before income taxes                  $(915,800)                    $   (587,500)
                                       ============                     ============

Expected statutory tax benefits        $   (311,300)         -34.0%     $   (199,800)         -34.0%
Nondeductible expenses                       89,200             9.8%           1,300             0.2%
Net operating loss valuation reserve        222,100            24.2%         198,500            33.8%
                                       ------------    ------------     ------------    ------------
Total tax benefit                      $         --             0.0%    $         --             0.0%
                                       ============    ============     ============    ============




                                              For the Three Months Ended September 30,
                                     ---------------------------------------------------------------
                                          2004                              2003
                                     ---------------------------------------------------------------
Loss before income taxes             $   (273,600)                    $   (107,200)
                                     ============                     ============

Expected statutory tax benefits      $    (93,700)         -34.0%     $    (36,500)         -34.0%
Nondeductible expenses                     37,900            13.8%             300             0.3%
Net operating loss valuation reserve       55,800            20.2%          36,200            33.7%
                                     ------------    ------------     ------------    ------------
Total tax benefit                    $         --             0.0%    $         --             0.0%
                                     ============    ============     ============    ============


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

            In February 2004, Environmental Commercial Technology Corp. was issued 2,300,000 shares of the Company's common stock and warrants to acquire an additional 2,300,000 common shares at an initial exercise price of $0.33 per share. The fair value of the common stock issued was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000.

            In May 2004, three members of the Company's Advisory Board were issued an aggregate of 130,000 shares of the Company's common stock whose fair value on the date of issuance was $91,000. Half of these shares are being held in escrow as the recipients will earn these escrowed shares on a pro rata basis if they continue to serve on the Advisory Board for one year. The other 50% was earned by the recipients when issued. Amortization of the 50% to be earned and the initial 50% aggregated $61,361 and was charged to operations in the nine months ended September 30, 2004. Amortization charged to operations for the three months, was $11,375.

            In May 2004, management issued 90,000 options to purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 was granted to the Chief Financial Officer who also serves on the Advisory board. The fair value of the option as determined by the Black-Scholes option pricing model of $487 will be accounted for under APB 25. The other 40,000 options were granted to four non employees. The fair value of the option as determined by the Black-Scholes option pricing model of $1,949 was charged to operations with a corresponding increase to paid in capital. An additional 40,000 options were granted to two directors who also serve on the Audit and Compensation Committees. The fair value of these options was $1,949 using the Black-Scholes option method and will be accounted for under APB 25. For the three and nine months ended September 30, 2004, $1,360 and $1,949 was charged to operations for the Advisory Board Members options. The fair value of the Chief Financial Officer's and directors' options as determined by the Black-Scholes option pricing model and accounted for under APB 25 was $1,360 and $1,949 respectively.

            Initial Sale of the Company's Securities to the Public:

            The Company entered into an agreement with a placement agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent was to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses of 3% of the gross proceeds and certain placement agent warrants. The Company granted the placement agent and its designee warrants which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and class B redeemable warrant to purchase one share of the Company's common stock for five years at $2.285. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for a total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. From the proceeds of the IPO the Company repaid all previously outstanding notes totaling $475,000 and interest of $82,518. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance of $244,452 was used for working capital and was fully expended to support operations.

            Private Placement of the Company's Securities:

            On September 8, 2003, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value, at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering was further extended through September 30, 2004 as well as increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. This was primarily due to the delay in launching the Company's software products. Each placement agent earns a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. For the nine months ended September 30, 2004 one Placement Agent sold a total of 1,388,000 shares for an aggregate of $347,000 net of $41,640 in commissions. Through September 30, 2004, the same placement agent was paid in full the 10% commission and 2% non accountable expense fee. The placement agent is entitled to receive a warrant to purchase 172,800 common shares of the Company's stock at $0.30 per share. The offering was closed on September 30, 2004, and the warrant was issued on October 15, 2004.

            In September 2004, the Company's Chief Executive Officer, purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale, for a purchase price of $.25 per share. The total purchase price was $100,000.

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

            During the nine months ended September 30, 2004 options under the Plan to acquire 615,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.47 to $0.77 which was the average of the bid and ask of the common stock on the dates of grant. As the Company has elected to use APB 25 for accounting for its employee stock plan, no compensation has been recognized for its fixed stock option plan. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $31,092 to $946,934, ($0.04) per share for the nine months ended September 30, 2004 and (ii) $16,020 to $291,648 ($0.01) per share for the three months ended September 30, 2004. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

            As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                                                              Cumulative From
                                                                                            For The Three Months
                                    For The Nine Months Ended   For The Three Months Ended        Ended
                                          September 30,                 September 30,          September 30,
                                          -------------                 -------------          -------------
                                       2004           2003           2004           2003     September 30, 2004
                                       ----           ----           ----           ----     ------------------
Net loss as reported                  (915,842)      (587,541)      (275,628)      (107,280)    (2,881,568)
Net loss pro forma                    (946,934)      (587,541)      (291,648)      (107,280)    (2,912,660)
Shares - Basic                      28,485,033     18,644,000     28,485,033     18,644,000     28,485,033
Basic loss per share as reported   $     (0.04)   $     (0.04)   $     (0.04)   $     (0.01)   $     (0.04)
Basic loss per share pro forma     $     (0.04)   $     (0.04)   $     (0.04)   $     (0.01)   $     (0.04)

      The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine and three months ended September 30, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

      Presented below is a summary of the status of the stock options in the plan and the related transactions for the nine months ended September 30, 2004.

                                                     2004
                                                           WEIGHTED
                                                            AVERAGE
                                                            EXERCISE
                                            SHARES            PRICE
            Options outstanding at the
            beginning of the period             595,590   $         0.53
            Granted                                   0
            Canceled/Surrendered                 20,000   $         0.24
            Exercised                                 0
            Forfeited                                 0

            Options outstanding at the
            end of the period                   575,590   $         0.53
                                         ==============   ==============

            Options exercisable at the
            end of the period                   218,898   $         0.51
                                         ==============   ==============

      The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the nine months ended September 30, 2004 was $0.53.

      The Company may issue options to purchase the Company's common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for s tock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for
      Stock-based Compensation." The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

      The following table summarizes the status of all the Company's stock options outstanding and exercisable at September 30, 2004.

                                                    STOCK OPTIONS                           STOCK OPTIONS
                                                     OUTSTANDING                             EXERCISABLE
                                                     -----------                             -----------
                                                                WEIGHTED                                WEIGHTED
                                                                AVERAGE                                 AVERAGE
                                                                EXERCISE                                EXERCISE
           EXERCISE PRICES                  SHARES               PRICE               SHARES              PRICE
           ---------------                  ------               -----               ------              -----
                $0.25                       750,000              $0.24               750,000              $0.24
                $0.33                     2,300,000              $0.32                  0                 $0.32
                $0.47                       445,590              $0.46               218,898              $0.46
                $0.62                       750,000              $0.61               500,000              $0.61
                $0.70                        90,000              $0.68                22,500              $0.68
                $0.77                       120,000              $0.75                30,000              $0.75
                                          ---------              -----             ---------              -----
    Total at September 30 , 2004          4,455,590              $0.51             1,521,398              $0.51
                                          ---------              -----             ---------              -----

            As of September 30, 2004, outstanding options to purchase a total of 40,000 shares of the Company's common stock were granted to members of the Company's Advisory Board in May 2004. A consultant was also granted two options to purchase an aggregate of 750,000 shares of the Company's common stock which are outstanding at September 30, 2004. (See note 12b). None of the options have been exercised at September 30, 2004.

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

      (a) Stock Purchase Rights:

            Certain notes payable include a default penalty that entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 shares of the Company's common stock at $.01 a purchase price of each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 is charged to operations as additional interest on the date the purchase rights are issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 shares of the Company's common stock. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 shares of the Company's common stock at a purchase price of $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 par share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 shares of the Company's common stock. At September 30, 2004, no purchase rights to acquire common shares were outstanding.


      (b) Former License and Distribution Agreement.

            In June 2002, the Company entered into a 5 year license agreement with Edocusign, Inc., to be the exclusive licensee through December 31, 2003 and a non-exclusive licensee thereafter to manufacture, package, promote, advertise, market and sell a software package designed to assist parents to monitor their child's on-line behavior. The Company was required to pay the licensor an initial license fee of $50,000 and thereafter a royalty of $4 for each product sold. At December 31, 2002 the unamortized portion of the deferred license fee was $44,167 and the licensor was owed $50,000 which is included in accounts payable and accrued expenses at December 31, 2002. Through August 15, 2003, the Company paid the licensor $25,000.

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

      (d) Employment Agreements:

            On December 8, 2003, William Bozsnyak entered into an amended and restated 3-year employment agreement with the Company. Currently, Mr. Bozsnyak is the Chief Executive Officer and Treasurer, Vice President and Chairman of the Board of Directors. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary may be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000 As of September 30, 2004 the Company has accrued $59,998 of his compensation. The Company has stopped accruing Mr. Bozsnyak's salary as of September 30, 2004.

      On December 8, 2003, Debbie Seaman entered into an amended and restated 3-year employment agreement with the Company. Currently, Ms. Seaman is the President and Secretary. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary may be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. For the nine months ended September 30, 2004, Ms. Seaman received $14,860 in compensation. Ms. Seaman stopped receiving her salary in May, 2004. As of September 30, 2004 the Company has accrued $27,640 of her compensation. The Company has stopped accruing Ms. Seaman's salary as of September 30, 2004.

            Both of these employment agreements will be automatically extended each year unless either the employee or the Company gives notice. Both Mr. Bozsnyak and Ms. Seaman will receive incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the Company's compensation committee. Both Ms. Seaman and Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant from the Company's 2004 Stock Plan.

            On March 18, 2004, the Company hired a part time Chief Financial Officer, Noel C. Bonilla. Mr. Bonilla entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, $2,000 per month salary; $1,000 per month will be deferred until the Company has sufficient funds to pay him. Mr. Bonilla also has been granted the right to purchase 70,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $0.47. The option will vest equally each year over the next four years. As of September 30, 2004 the Company has paid Mr. Bonilla $12,000 in compensation and will pay him $2,000 per month as long as the Company can afford to do so. Mr. Bonilla will not receive his salary for a three month period beginning November 1, 2004 through January 31, 2005. Instead, Mr. Bonilla has agreed to take an option to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option will vest in 90 days from the date of grant and will expire in 5 years.

            On March 18,  2004,  the Company  hired Eric Elgar as the  Company's
      Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the right to purchase 150,000 shares of the Company's stock at $0.47. The option will vest fully one year from the date of grant. Mr. Elgar will not receive his salary for a three month period beginning November 1, 2004 through January 31, 2005. Instead, Mr. Elgar has agreed to take an option to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option will vest in 90 days from the date of grant and will expire in 5 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

      Except  for the  historical  information  contained  herein,  the  matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate,
(b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (f) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested, (h) the effectiveness of its relationship with Digital Card Systems, Inc. and (i) the Company's ability to effect necessary changes to its contractual relationships.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. From January 2004 through September 30, 2004 the Company raised additional cash proceeds of $1,117,000 through a private placement of its shares of common stock at a purchase price of $.25 per share. As of November 5, 2004, the Company's cash for operations was approximately $26,000. The Company has enough cash for operations until November 15, 2004. The Company will need an additional $600,000 to allow the Company to operate for the next twelve months through November 2005, assuming no revenues.

      Since inception, the Company has not received any significant cash flow from operations. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and a working capital deficiency of $145,556. At September 30, 2004, the Company had cash and cash equivalents of $75,200 and a working capital deficiency of $352,193. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations only until mid to late November 2004. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past November 2004. As the Company increases sales from its products and services, the Company expects to increase cash flow from operations.

      Net cash used in operating activities from inception through September 30, 2004 was $1,725,826 and for the nine months ended September 30, 2004 and 2003 was $374,949 and $584,729 respectively.

      Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $797,400 and $33,625, respectively, and since inception through September 30, 2004 net cash used in investing activities was $1,105,681. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

      Net cash provided from financing activities was $2,906,707 from inception through September 30, 2004 of which $1,464,149 and $14,322 was generated in the years ended December 31, 2003 and 2002, respectively. Net cash provided from financing activities for the nine months ended September 30, 2004 and 2003 was $975,749 and $636,842 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

      The Company used a large portion of the funds it raised since its inception for the extensive independent testing and development of the Company's Sentry at Home software, formerly known as "Spike". The Company paid approximately $200,000 to an independent consultant Sahba Samet and his company, Edocusign, Inc. ("Edocusign"), to develop this product over a two year period. The Company also granted Edocusign, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $ .62 per share. Edocusign finished a beta version of the product in August 2003. In September 2003, SearchHelp hired E2TechLabs, LLC to conduct an independent test of both Sentry products. After a month of testing, E2TechLabs opined that the products' infrastructure needed additional work to meet the security standards set by the Company. E2TechLabs gave Edocusign a list of changes to make. E2TechLabs continued to test the products as the changes were made. These changes, plus the additional testing, took six months to implement.

      From September 2003 through the end of March 2004, the testing costs totaled $195,000, approximately $150,000 over budget. The cost overruns occurred because the Company set strict security parameters so children would not be able to bypass or override the Sentry software without their parent's knowledge. Most of the software in the marketplace of filtering out inappropriate content have these security holes. However, the Company wanted to release a product that did not accept these security holes as commonplace. In total, the Company had unexpected cost overruns of approximately $198,000.

      The other area in which the Company has used a large part of its raised capital is in its Indoor Air Quality division. The Company has spent $500,000 to purchase a royalty interest from Environmental Commercial Technology, Inc. ("ECT"), a company that was granted the rights to market a compound for mold remediation which apparently has the ability to kill and prevent the growth of mold and fungus in an environmentally safe manner.

      Since the Company does not have sufficient cash to operate, the Company's Chief Financial Officer and Chief Technical Officer have agreed not to take their salaries from November 1, 2004 through January 31, 2005. They have also agreed that their salaries will not accrue. Both the Chief Financial Officer and Chief Technical Officer have each been granted an option to purchase 50,000 shares of the Company's common stock at a purchase price of $.25 per share. These options will fully vest in 90 days from the date of grant and expire in 5 years. The Company's Chief Executive Officer and President are also not taking or accruing their salaries.

      Management plans to raise additional capital in the form of promissory notes to allow the Company to continue to operate for the next six to seven months without revenues. The Company plans to raise between $300,000 and $400,000 within the next 45 days. The promissory note will be issued to accredited investors only. The Company intends to pay the investors interest at a rate of 15% per annum for twelve months and then pay the principal payment in month twelve. In the event the Company does not earn enough revenue to pay these notes and the Company can not raise any additional capital, note holders will lose their entire investment.

THE COMPANY'S BUSINESS AND PLAN OF OPERATION

      The Company's new business plan is directing its efforts on investigating opportunities that will improve family safety and well being. The Company is currently focusing on three specific areas, family software through its subsidiary, FamilySafe, Inc. ("FamilySafe"), indoor air quality, specifically mold, through its subsidiary, Indoor Air Quality Services, Inc. ("Indoor Air") and digital identification and security issues in both the public and private sectors, through its subsidiary, Digital I.D. Systems, Inc.

FAMILY SAFE

      Generally

      FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package, whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can also be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and they can intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online.

      In October 2004, the Company decided to outsource all future required testing to Paradigm InfoTech, a company in India. Since testing will be an ongoing process, it can be achieved at a more reasonable rate by outsourcing, compared to having the testing conducted in-house. All new programming must be tested, even if it is only a small component of a larger existing element of the software. The slightest change made to the software's source code must be tested before being released to the public. Testing for the Sentry products will continue in three areas. First, upgrades and enhancements are done on a continual basis to prolong the lifecycle of the products and as new enhancements and upgrades are completed, each item must be tested for potential bugs. Testing is also performed to make certain that each new component does not adversely affect the existing software. Finally, as with all software, the testing must assure compatibility with all third party software and new hardware platforms.

      In order to market and sell the Sentry products, the Company had entered into an exclusive manufacturing, marketing and distribution agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP's digital I.D. products have the support of the National Center for Missing & Exploited Children (NCMEC). The Company felt that an association with a company like FTP, who was affiliated to NCMEC would significantly reduce marketing expenses and fast track the products to market. The Company spent April 2004 and May 2004 private labeling the Sentry products for FTP, at their request. Both Sentry products are complete and have been ready to be manufactured since May 2004. However, marketing was not commenced, and therefore, to date no products have been sold. The Company plans to enter into a mutual termination of the arrangement with FTP and to distribute the products under its own control. The Company plans to have the Sentry products in the market by January 2005.

      The Company has had one programmer working on the Sentry Remote project and he has earned an annual salary of $48,000. Sentry Remote was completed in April 2004. Upon completion of this project the Company granted the programmer an option to purchase 100,000 shares of the Company's common stock at a purchase price of $.47 per share.

      On April 1, 2004, when the development and testing of both products were completed, the Company hired the owner of E2Techlabs to be the Company's Chief Technical Officer and a programmer/tester from the E2Techlabs to be the Company's in-house programmer and tester. Both of their responsibilities include working with the developer to assist with enhancements and upgrades during the life cycle of the products. Sentry At Home and Sentry Remote both received enhancements and upgrades in the last six months. The testing required for these upgrades and enhancements took approximately six weeks. The testing fees were approximately $5,000.

      Marketing

      The Company intends to launch its Sentry products during the fourth quarter of 2004. In order to begin the marketing process, the Company has created its own literature and marketing materials to be used in media kits. The Company had to change the branding for both products to the Company's look and feel, redo the backend support system, re-brand the look of the Sentry At Home software and build the necessary infrastructure to handle the purchasing of the software online. In September 2004, the Company hired an interim marketing consultant for two months, at $4,000 per month to assist with the marketing materials and media kit.

      All marketing materials were finalized and sent to the printers during the first week of November 2004. The Company will use the media kits for retail, corporate, reseller and community outreach programs. The Company will also provide marketing materials to one of the Company's directors who has electronic stores as existing customers.

      To date, the Company's initial outreach efforts have resulted in two local television appearances and one print article in a major newspaper. On August 18, 2004 the Company's President and Chief Technical Officer were on News 12 Long Island, a local television channel for a back-to-school story where Sentry Remote was featured and News 12 also included Sentry Remote on its `Wednesdays on the Web' program which was shown on Long Island, Connecticut and New Jersey. On October 9, 2004, The Miami Herald wrote an article, which was called, `New High-Tech Devices Keep Tabs On Children' and featured Sentry Remote in its story. Although, these events did not bring about revenue, it did bring the Sentry products their initial media exposure.

      The Company anticipates that its relationship with Digital Card Systems, Inc. ("DCS") will also enable the Company to have access to greater marketing resources. The Company and DCS plan to have DCS present the Sentry products at the International Association of Chiefs of Police Conference (IACP) on November 13, 2004. In addition, DCS has discussed with the Company other marketing efforts.

      The Company will also seek to market the products focusing on grassroots initiatives, community outreach, resellers and other media outreach initiatives.

      The Company intends that grassroots initiatives will begin with Internet outreach, whereby the Company will seek web sites for free links or mention of the products, such as web sites for parenting, nonprofits, education, women and technology.

      The Company plans to write an advertorial about the software that will be placed in 18 local weekly papers on Long Island in the coming weeks. The advertorial will be submitted to other local papers and additional lists of news outlets will be created, such as community and national papers, newsletters, magazines, etc.

      The Company will also seek Value Added Resellers who are resellers of software and hardware. The Company is currently in contact with one of the largest resellers of child protection software on the Internet. The Company will also consider utilizing a direct market reseller initiative to schools, nonprofit organizations, other child activity places of business such as a pediatrician's office, school photographers and child organizations such as the Boy Scouts, Girls Scouts and Boys and Girls Clubs of America. The Company will consider purchasing email and physical address lists for each group. Fundraisers for schools and nonprofits will be addressed as well. The schools and organizations will be contacted through Parent Teacher Associations (PTA) and Parent Teacher Organization (PTO), web sites, conventions and other mailings. The Company will also leverage its personal relationships to contact various companies seeking corporate alliances.

      Additional strategies include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

      Competition

      The Company will compete for business with other companies that have child-monitoring software that includes the following: NetNanny, LookSmart, Ltd., Cybersitter, Solid Oak Software, Inc. (US), CyberPatrol, SurfControl,

MacAfee Parental Controls, Networks Associates Technology, Inc., Norton Parental Controls, Symantec Corporation, FilterPak, S4F, Inc., Cyber Sentinel, Security Software Systems, Inc., and Cyber Snoop, Pearl Software, Inc. NetNanny is the best known, with revenues of approximately $4 million, but PC Magazine considers CyberSitter the best, with revenues of approximately $10 million.

      The Company plans to respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's products and services, as well as the Company's sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or the Company's failure to compete effectively, could seriously damage the Company's business.

INDOOR AIR

      Generally

      Through the Company's Indoor Air Quality subsidiary, management has been exploring opportunities concerning the quality of living aspects of indoor air quality ("IAQ"). The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health, represent, in the Company's opinion, an area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, makes the opportunity to develop a consumer friendly and informative home-based solution appealing to the Company.

      The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company has investigated the potential for engaging in both aspects of the mold issue ; (1) providing definitive products for testing for mold conditions and (2) providing effective indoor mold remediation solutions.

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common would fall by $.01 per month through December 2004. If they continue to be unregistered by January 2005, the purchase price of the common will fall by $.02 a month until they are registered or until the purchase price equals $.01 in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral.

      The Company has been recently informed by ECT's parent company, Bioneutral Laboratories Corporation, USA ("Bioneutral") that the Environmental Protection Agency ("EPA") is expected to come out with guidelines specific to mold, prior to the end of fiscal year 2005. To date, the EPA does not have specific guidelines pertaining to mold. Companies, such as ECT/Bioneutral who wish to get EPA approval for a specific application, such as for mold, must submit the specific protocol to the EPA for approval. Currently, ECT/Bioneutral are in the process of submitting their specific protocol to the EPA for mold that pertains to hard surface applications. No assurance can be given whether or not the EPA will ever grant Bioneutral/ ECT a registration.

      Since the Company is waiting for EPA approval, the Company will not make the final payment of $100,000 until ECT begins to generate revenue from the mold compound. The Company expects to begin to generate revenues from this venture within 6 months after EPA approval.

      The Company continues to evaluate possible business opportunities for mold screening, but will wait until the Company receives revenue either through the sale of its software products or through its interest in ECT.

      Marketing

      ECT continues to be the responsible party for all marketing and sales of the mold remediation compound. The product will be marketed through remediation companies that specialize in the remediation of mold and fungi.

      Competition

      The Company will compete for business with many IAQ companies, many of whom have greater experience, expertise and/or greater resources than ECT.

      DIGITAL I.D. CARDS

      The Company has realized that its initial business plan and efforts were unsuccessful, and therefore, has not been able to bring itself out of the development stage. The Company has come to understand that the marketing of the Sentry products and its agreement with ECT were both transactions that were dependent upon the efforts of others. The Company plans to redirect its efforts by implementing a new business plan. The Company has started to change its focus by taking control of the marketing and sale of its products and services. The Company is in the process of mutually terminating with FTP the rights it granted to FTP to market and sell its Sentry products so the Company can undertake its own marketing efforts or contract with other companies on a non-exclusive basis. In August 2004, the Company formed a wholly owned subsidiary called Digital I.D.

Systems, Inc. The Company is currently performing its due diligence on Digital Card Systems, Inc. ("DCS"), a company that has 30 years of experience using encryption, biometrics, and photo capture and compare technologies. The Company has signed a letter of intent ("LOI") with DCS and both Companies are discussing the definitive agreement for the transaction. Under the LOI, entered into on August 24, 2004, the Company had the right to purchase 10% of DCS immediately and the balance of ownership within 15 months of the closing of the minority interest.

      The Company and DCS are discussing a possible merger among themselves and two other operating companies. The terms of the merger and the potential impact on the Company and its shareholders are not finalized and it is not possible to predict either the outcome of these discussions or the effect of that outcome on the Company. It is anticipated that the final agreement under the new terms should be reached by the end of November 2004.

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

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES .

      For the three months ended September 30, 2004, through its private placement the Company sold to 6 accredited investors a total of 840,000 shares of its common stock at a purchase price of $.25 per share for total gross proceeds of $210,000.

      On October 15, 2004 S.G. Martin Securities, LLC was issued a redeemable warrant to purchase a total of 172,800 shares of the Company's common stock at a purchase price of $. 30 per share. This warrant will expire 5 years from the date it was issued. The Company may redeem the warrant if the average price of the Company's common stock has traded at $1.50 per shares for a consecutive five day period.

      In September 2004, William Bozsnyak the Company's Chief Executive Officer, purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale, for a price of $.25 per share. The total purchase price was $100,000.

      In September 2004, the Company issued 520,753 shares of its common stock to William Bozsnyak the Company's Chief Executive Officer in consideration for cancellation of his loan to the Company for $130,188. Also in September 2004, the Company issued 59,280 shares of the Company's common stock to Debbie Seaman, the Company's President in consideration for cancellation of her loan to the Company in the amount of $14,820.

      On November 1, 2004, the Chief Financial Officer and the Chief Technical Officer were each granted an option to purchase 50,000 shares each of the Company's common stock at a purchase price of $.25 per share. These options were granted in lieu of salary for a three month period, beginning November 1, 2004 to January 31, 2005. These options will be fully vested in 90 days from the date of grant and will expire in five years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      4.1   Placement Agent Warrant

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

SearchHelp, Inc.
-------------------------------------------
(Registrant)



By: /s/ Noel C. Bonilla
    ----------------------------------------
    Noel C. Bonilla, Chief Financial Officer


Date: November  15,  2004

Exhibits                                                                               Page No.
-----------------------------------------------------------------------------------------------
4.1      Placement Agent Warrant

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