Form 10KSB
period 2004-12-31
SEARCHHELP INC
filed 2005-04-14
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________________ to _____________

      Commission file number   333-97687

SearchHelp, Inc.
----------------
(Name of small business issuer in its charter)

Delaware                                                     11-3621755
---------                                                    ----------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                             Identification No.)

1055 Stewart Avenue, Suite 12, Bethpage, New York            11714
-------------------------------------------------            -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (516) 922-4765

Securities registered under Section 12(b) of the Exchange Act: None

                                                Name of each exchange on which
Title of each class                             registered
============================                    ===============================

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

Issuer's revenues for its fiscal year ended December 31, 2004:       $666

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $.28 of such common equity as of April 11, 2005 is $3,857,544.

The outstanding number of shares of common stock, par value $.0001 per share, of the issuer as of April 11, 2005 was 28,485,033.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Traditional Small Business Disclosure Format (check one): Yes [X]; No [ ]

                                Table of Contents

PART I

      Item 1.  Description of Business.........................................4
      Item 2.  Description of Property.........................................8
      Item 3.  Legal Proceedings...............................................8
      Item 4.  Submission of Matters to a Vote of Security Holders.............8
      Item 5.  Market for Common Equity and Related Stockholder Matters........8
      Item 6.  Management's Discussion and Analysis or Plan of Operation......11
      Item 7.  Financial Statements...........................................18
      Item 8.  Changes In and Disagreements With Auditors on
               Accounting and Financial Disclosure............................45
      Item 8A  Controls and Procedures........................................45

PART II

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act..............46
      Item 10. Executive Compensation.........................................50
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................53
      Item 12. Certain Relationships and Related Transactions.................54
      Item 13. Exhibits and Reports on Form 8-K...............................54
      Item 14. Principal Accountant Fees and Services.........................56

Item 1.  Description of Business

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

      The Company's new business plan is directing its efforts on investigating opportunities that will improve family safety and well being. The Company is currently focusing on two specific areas, family software through its subsidiary, FamilySafe, Inc. ("FamilySafe"), and digital identification and security issues in both the public and private sectors, through its subsidiary, Digital I.D. Systems, Inc.

FamilySafe

      FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package, whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can also be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and they can intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online. Both software products also offer parents timely notification about their child's online activities via email, cell phone alerts and email reports.

      In order to market and sell the Sentry products, the Company had entered into an exclusive manufacturing, marketing and distribution agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP's digital I.D. products have the support of the National Center for Missing & Exploited Children (NCMEC). The Company felt that an association with a company like FTP, which was affiliated with NCMEC, would significantly reduce marketing expenses and fast track the products to market. The Company spent the latter half of April 2004 and May 2004 making additional changes to the Sentry products for FTP, at its request. Both Sentry products are complete and have been ready to be manufactured since June 1, 2004. However, marketing has not commenced, and therefore, no products were sold and no sales were generated by FTP. The Company has been negotiating a mutual termination with FTP since November 1, 2004. The Company began distributing the products under its own control in December 2004 through the Internet. The Company plans to market the products more through retail channels and less through the Internet during 2005. The Company plans to accomplish this by contacting retail distributors, whose sole purpose is selling to their retail accounts. The Company demonstrated its products at the Consumer Electronic Show in January of 2005. It was at this show that the Company made contact with many retail distributors.

      The Company has had one programmer working on the Sentry Remote project and he has earned an annual salary of $48,000. Sentry Remote was completed in April 2004. Upon completion of this project the Company granted the programmer an option to purchase 100,000 shares of the Company's common stock at a purchase price of $.47 per share.

      On April 1, 2004, when the development and testing of both products were completed, the Company hired the owner of E2Techlabs to be the Company's Chief Technical Officer and a programmer/tester from the E2Techlabs to be the Company's in-house programmer and tester. Both of their responsibilities include working with the developer to assist with enhancements and upgrades during the life cycle of the products. Sentry At Home and Sentry Remote both received enhancements and upgrades in the last six months. The testing required for these upgrades and enhancements took approximately six weeks. The testing fees were approximately $5,000. The Company has since hired Paradigm InfoTech, Inc., to test the products as they go through upgrades, and enhancements. This is extremely cost effective as we utilize Paradigm's offshore development team.

      Marketing

      The Company began selling its Sentry products in December of 2004 over the internet. The Company created literature and marketing materials for media kits. The Company changed the branding for both products to the Company's look and feel, redid the backend support and built the necessary infrastructure to handle the purchasing of the software online. In September 2004, the Company hired an interim marketing consultant for two months, for $6,000, to assist with the marketing materials and media kit.

      All marketing materials were finalized and completed during the first week of November 2004. The Company is using the media kits for retail, corporate, reseller and community outreach programs. The Company has also provided marketing materials to one of the Company's directors who has electronic stores as existing customers. The Company hopes that these established contacts will bring future sales and revenue to the Company.

      To date, the Company's initial outreach efforts have resulted in two local television appearances and one print article in a major newspaper. On August 18, 2004 the Company's President and Chief Technical Officer were on News 12 Long Island, a local television channel for a back-to-school story where Sentry Remote was featured and News 12 also included Sentry Remote on its `Wednesdays on the Web' program, which was shown on Long Island, Connecticut and New Jersey. On October 9, 2004, The Miami Herald wrote an article, which was called, `New High-Tech Devices Keep Tabs On Children' and featured Sentry Remote in its story. In December of 2004, Anton News published a quarter page Sentry software advertisement in its 18 local Long Island papers for two consecutive weeks. In January 2005, the Company attended the Consumer Electronics Show, ("CES") in Las Vegas. The products were in the opinion of the Company's management very well received by manufactures, buyers, retailers, distributors and consumers. while these events did not bring about revenue, they have introduced the Company to distributors needed to market the Company's software products. The Sentry software has started to receive some media exposure. Management of the Company hopes that the contacts made at CES will bring future sales and revenue to the Company.

      The Company will also seek to market the products focusing on grassroots initiatives, community outreach, resellers and other media outreach initiatives. Recently, the Company formed a partnership with AmeriCares, a nonprofit disaster relief organization. The Company will contribute $5.00 to AmeriCares from each software product that is purchased over the Internet. The Company plans to seek other nonprofit relationships.

      The Company intends that grassroots initiatives will begin with Internet outreach, whereby the Company will seek web sites for free links or mention of the products, such as web sites for parenting, nonprofits, education, women and technology. The Company has recently made an agreement with Pricegrabber and Yahoo to help sell the Sentry software on the Internet.

      The Company wrote an advertisement about the software that was placed in 18 local weekly papers on Long Island in December of 2004 for two consecutive weeks. The advertisement was submitted to other local papers and additional lists of news outlets were created, such as community and national papers, newsletters, magazines, etc.

      The Company is also seeking Value Added Resellers, ("VAR") who are resellers of software and hardware. The Company will also consider utilizing a direct market reseller initiative to schools, nonprofit organizations, other child activity places of business such as a pediatrician's office, school photographers and child organizations such as the Boy Scouts, Girls Scouts and Boys and Girls Clubs of America. The Company will consider purchasing email and physical address lists for each group. Fundraisers for schools and nonprofits will be addressed as well. The schools and organizations will be contacted through Parent Teacher Associations (PTA) and Parent Teacher Organization (PTO), web sites, conventions and other mailings. The Company intends to leverage its personal relationships to contact various companies seeking corporate alliances.

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

      The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company has investigated the potential for engaging in two aspects of the mold issue; (1) providing definitive products for testing for mold conditions and (2) providing effective indoor mold remediation solutions.

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common would fall by $.01 per month through December 2004. If they continue to be unregistered by January 2005, the purchase price of the common stock will fall by $.02 a month until they are registered or until the purchase price equals $.01 in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. For the year ended December 31, 2004, the price of the warrants fell a total of $.06 and the operations of the Company were charged $138,000. At April 11, 2005, the shares were not registered. Management is currently negotiating with ECT to change the way the purchase price is calculated, but cannot assure you as to the outcome of such negotiations.

      The Company has been recently informed by ECT's parent company, Bioneutral Laboratories Corporation, USA ("Bioneutral") that the Environmental Protection Agency ("EPA") is expected to issue guidelines specific to mold, prior to the end of fiscal year 2005. To date, the EPA does not have specific guidelines pertaining to mold. Companies, such as ECT/Bioneutral, who wish to obtain EPA approval for a specific application, such as for mold, must submit the specific protocol to the EPA for approval. Currently, ECT/Bioneutral have submitted their specific protocol to the EPA for mold that pertains to hard surface applications. No assurance can be given whether or not the EPA will ever grant Bioneutral/ ECT a registration.

      Since ECT/Bioneutral is waiting for EPA approval, the Company will not make the final payment of $100,000 until ECT begins to generate revenue from the mold compound. The Company expects to begin to receive its 5% interest from this venture at such time.

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

RESEARCH AND DEVELOPMENT COSTS

      The Company began to release its products in the fourth quarter of 2004 after technological feasibility was established. Costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $285,524, which was charged to operations ($81,200 in 2004, $154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products. In October 2004, management made the decision to outsource all future required testing to Paradigm InfoTech, a company in India. Since testing will be an ongoing process, it can be achieved at a more reasonable rate by outsourcing, compared to having the testing conducted in-house. All new programming must be tested, even if it is only a small component of a larger existing element of the software. The slightest change made to the software's source code must be tested before being released to the public. Testing for the Sentry products will continue in three areas. First, upgrades and enhancements are done on a continual basis to prolong the lifecycle of the products and as new enhancements and upgrades are completed, each item must be tested for potential bugs. Testing is also performed to make certain that each new component does not adversely affect the existing software. Finally, as with all software, the testing must assure compatibility with all third party software and new hardware platforms.

EMPLOYEES

As of April 11, 2005, the Company had 5 full time employees and 1 part-time employee.

Item 2.  Description of Property

      The Company leases an executive office at 1055 Stewart Avenue, Suite 12, Bethpage, New York 11714. The lease was renewed for an additional year on December 1, 2004 and is guaranteed by the Company's president. The rent is $1,107 per month ($13,280 per year). There was an annual increase of $320 from the 2004 lease. The Company has a security deposit with its landlord of $2,155.

Item 3.  Legal Proceedings

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock ("SHLP"), the Company's Class A Warrants ("SHLPW") and the Company's Class B Warrants ("SHLPZ") are thinly traded.

      As of April 11, 2005, the Company had outstanding 28,485,033 shares of its Common Stock, par value $.0001 per share, 2,474,000 Class A Warrants and 2,474,000 Class B Warrants and a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A warrant and one Class B warrant and another placement agent a warrant to purchase 172,800 shares of the Company's Common Stock at a purchase price of $.30 per share

      On February 3, 2004, the Company issued a warrant to purchase 2,300,000 shares of the Company's Common Stock at a purchase price of $.33 per share.

      On March 12, 2004, the Company issued an option to purchase 750,000 shares of the Company's Common Stock at a purchase price of $.25 per share.

      Additionally on November 1, 2004, the Company issued an option to the Chief Financial Officer and the Chief Technical Officer to purchase 50,000 shares each of the Company's common stock at a purchase price of $.25 per share.

      The following tables set forth the range of high and low bid prices of the Company's common stock and the range of high and low bid prices or trade prices of the Company's warrants, for the year ended December 31, 2004. For the period commencing January 1, 2004 and ending on December 31, 2004, both the Company's common stock and the Company's warrants were quoted on the Over-The-Counter Bulletin Board.

Price Range of Common Stock

                     Quarter Ended         Quarter Ended         Quarter Ended        Quarter Ended
                     March 31, 2004         June 30, 2004      September 30, 2004    December 31, 2004
High                     $.90                   $.95                 $. 70                $. 40
Low                      $.40                   $.41                 $. 17                $. 17

Price Range of Class A Warrants

                     Quarter Ended         Quarter Ended         Quarter Ended        Quarter Ended
                     March 31, 2004         June 30, 2004      September 30, 2004    December 31, 2004
High                     $.18                   $.21                 $. 16                $. 13
Low                      $.12                   $.09                 $. 11                $. 11

Price Range of Class B Warrants

                     Quarter Ended         Quarter Ended         Quarter Ended        Quarter Ended
                     March 31, 2004         June 30, 2004      September 30, 2004    December 31, 2004
High                     $.11                   $.11                 $. 06                $. 05
Low                      $.05                   $.07                 $. 05                $. 03

Holders

      As of April 11, 2005, there were approximately 299 holders of record of the Company's common stock, approximately 26 holders of record of the Company's Class A Warrants and approximately 49 holders of record of the Company's Class B Warrants.

Dividends

      Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                   Number of securities to be   Weighted-average exercise   Number of securities remaining
                                   issued upon exercise of      price of outstanding        available for future issuance
                                   outstanding options,         options, warrants and       under equity compensation plans
                                   warrants and rights          rights
Equity compensation plans                   1,500,000                     $0.44                         824,410
approved by security holders

Equity compensation plans not                   0                           0                              0
approved by security holders

           Total                            1,500,000                     $0.44                         824,410

Item 6.  Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

      Except for the historical information contained herein, the matters discussed below or elsewhere in this Annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate, (b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (f) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested and (h) the Company's ability to effect necessary changes to its contractual relationships.

Liquidity and Capital Resources

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. For the year ended December 31, 2004, the Company raised additional cash proceeds of $1,117,000 through a private placement of its shares of common stock at a purchase price of $.25 per share. As of April 11, 2005, the Company's cash for operations was approximately $7,500. The Company has enough cash for operations until the end of April, 2005. The Company will need an additional $1,200,000 to allow it to operate for the next twelve months through April 2006, assuming no significant revenues, to pay off its account payables and hire the marketing experts needed to sell its software products. For the last four months, the Company's CEO has been providing the capital necessary to continue operating through non-interest bearing loans to the Company. The Company is therefore in immediate need for additional capital. If Company is unable to raise the necessary capital, it will be unable to continue operating

      Since inception, the Company has not received any significant cash flow from operations. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and a working capital deficiency of $145,556. At December 31, 2004, the Company had cash and cash equivalents of $2,459 and a working capital deficiency of $554,918. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations only until mid to late April 2005. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past the end of April 2005. As the Company increases sales from its products and services, the Company expects to increase cash flow from operations.

      Net cash used in operating activities from inception through December 31, 2004 was $1,862,964 and for the year ended December 31, 2004 and 2003 was $514,610 and $1,159,736 respectively.

      Net cash used in investing activities for the year ended December 31, 2004 and 2003 was $797,400 and $33,625, respectively, and since inception through December 31, 2004 net cash used in investing activities was $1,105,681. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

      Net cash provided from financing activities was $2,971,104 from inception through December 31, 2004 of which $1,042,669 and $1,464,149 was generated in the years ended December 31, 2004 and 2003, respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

      The Company used a large portion of the funds it raised since its inception for the extensive independent testing and development of the Company's Sentry at Home software, formerly known as "Spike". The Company paid approximately $200,000 to an independent consultant Sahba Samet and his company, Edocusign, Inc. ("Edocusign"), to develop this product over a two year period. The Company also granted Edocusign, an option to purchase 750,000 shares of the Company's common stock at a purchase price of $0.62 per share. Edocusign finished a beta version of the product in August 2003. In September 2003, the Company hired E2TechLabs, LLC to conduct an independent test of both Sentry products. After a month of testing, E2TechLabs opined that the products' infrastructure needed additional work to meet the security standards set by the Company. E2TechLabs gave Edocusign a list of changes to make. E2TechLabs continued to test the products as the changes were made. These changes, plus the additional testing, took six months to implement.

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

      The other area in which the Company has used a large part of its raised capital is in its Indoor Air Quality division. The Company has spent $500,000 in cash plus its common shares and warrants to acquire its common shares to purchase a royalty interest from Environmental Commercial Technology, Inc. ("ECT"), a company that was granted the rights to market a compound for mold remediation which apparently has the ability to kill and prevent the growth of mold and fungus in an environmentally safe manner.

      Since the Company does not have sufficient cash to operate, the Company's Chief Financial Officer and Chief Technical Officer have agreed not to take their salaries from November 1, 2004 until the Company has sufficient funds to pay them. They have also agreed that their salaries will not accrue. Both the Chief Financial Officer and Chief Technical Officer have each been granted an option to purchase 50,000 shares of the Company's common stock at a purchase price of $.25 per share. These options will fully vest in 90 days from the date of grant and expire in 5 years. The Company's Chief Executive Officer and President are also not taking their salaries. Their unpaid salaries are being accrued and at December 31, 2004, $59,998 and $27,640 was owed to the CEO and President respectively. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate waived salaries through December 31, 2004 of $37,500 was charged to operations with a corresponding increase to additional paid-in capital.

The Company's Business and Plan of Operation

      The Company's business plan is directing its efforts on investigating opportunities that will improve family safety and well being. The Company is currently focusing on two specific areas, family software through its subsidiary, FamilySafe, Inc. ("FamilySafe"), and digital identification and security issues in both the public and private sectors, through its subsidiary, Digital I.D. Systems, Inc.

Family Safe

      Generally

      FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package, whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can also be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and they can intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online. Both software products also offer parents timely notification about their child's online activities via email, cell phone alerts and email reports.

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

      In order to market and sell the Sentry products, the Company had entered into an exclusive manufacturing, marketing and distribution agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. FTP's digital I.D. products have the support of the National Center for Missing & Exploited Children (NCMEC). The Company felt that an association with a company like FTP, who was affiliated to NCMEC would significantly reduce marketing expenses and fast track the products to market. The Company spent April 2004 and May 2004 developing private labeling of the Sentry products for FTP, at their request. Both Sentry products are complete and have been ready to be manufactured since May 2004. However, marketing by FTP has not commenced, and therefore, to date only a small number of products has been sold. The Company is currently negotiating a mutual termination of the arrangement with FTP and has begun to distribute the products under its own control. The Company plans to have the Sentry products in the market by the second quarter of 2005.

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

Marketing

      The Company began to sell its Sentry products during the fourth quarter of 2004 on the Internet and intends to launch them in the retail sector in May 2005.

      The Company began sending out marketing materials to prospective sales representatives across the United States, in January 2005. The Company plans a multi-faceted approach that will include retail, corporate, reseller and nonprofit organizations. The Company will also provide marketing materials to one of the Company's Directors who has electronic stores as existing customers.

      To date, the Company's initial outreach efforts have resulted in two local television appearances and one print article in a major newspaper. On August 18, 2004 the Company's President and Chief Technical Officer were on News 12 Long Island, a local television channel for a back-to-school story where Sentry Remote was featured and News 12 also included Sentry Remote on its `Wednesdays on the Web' program which was shown on Long Island, NY, Connecticut and New Jersey. On October 9, 2004, The Miami Herald wrote an article, which was called, `New High-Tech Devices Keep Tabs On Children' and featured Sentry Remote in its story. In December of 2004, Anton News published a quarter page Sentry software advertisement in its 18 local Long Island, N.Y. newspapers for two consecutive weeks. In January 2005, the Company attended the Computer Electronics Show, ("CES") in Las Vegas. The products were in management's opinion very well received by manufactures, buyers, retailers, distributors and consumers. While these events did not generate any revenue, the Sentry software products have now started to receive some media exposure. The Company hopes that the contacts made at CES will bring future sales and revenue to the Company.

      The Company will also seek to market the products focusing on grassroots initiatives, community outreach, resellers and other media outreach initiatives. Recently, the Company formed a partnership with AmeriCares, a nonprofit disaster relief organization. The Company will contribute $5.00 to AmeriCares from each software product that is purchased over the Internet. The Company plans to seek other nonprofit relationships.

      The Company intends that grassroots initiatives will begin with Internet outreach, whereby the Company will seek web sites for free links or mention of the products, such as web sites for parenting, nonprofits, education, women and technology.

      The Company is also seeking Value Added Resellers ("VARS") who are resellers of software and hardware. To date the Company has signed up 5 VARS and hopes to generate future sales from these relationships. The Company is currently in contact with one of the largest resellers of child protection software on the Internet. The Company will also consider utilizing a direct market reseller initiative to schools, nonprofit organizations, other child activity places of business such as a pediatrician's office, school photographers and child organizations such as the Boy Scouts, Girls Scouts and Boys and Girls Clubs of America. The Company will consider purchasing email and physical address lists for each group. Fundraisers for schools and nonprofits will be addressed as well. The schools and organizations will be contacted through Parent Teacher Associations (PTA) and Parent Teacher Organization (PTO), web sites, conventions and other mailings. The Company will also leverage its personal relationships to contact various companies seeking corporate alliances.

      Additional strategies include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

Competition

      The Company will compete for business with other companies that have child-monitoring software that includes the following: NetNanny, LookSmart, Ltd., Cybersitter, Solid Oak Software, Inc. (US), CyberPatrol, SurfControl, MacAfee Parental Controls, Networks Associates Technology, Inc., Norton Parental Controls, Symantec Corporation, FilterPak, S4F, Inc., Cyber Sentinel, Security Software Systems, Inc., and Cyber Snoop, Pearl Software, Inc. NetNanny is the most well known, with revenues of approximately $4 million, but PC Magazine considers CyberSitter the best, with revenues of approximately $10 million.

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

      The Company has chosen to focus on one of the most important issues within the broader IAQ arena - Mold. There is a great deal of both medical and media attention being given to the detection and the removal of harmful molds from indoor air systems. The Company has investigated the potential for engaging in both aspects of the mold issue which are (1) providing definitive products for testing for mold conditions and (2) providing effective indoor mold remediation solutions.

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common would fall by $.01 per month through December 2004. If they continue to be unregistered by January 2005, the purchase price of the common will fall by $.02 a month until they are registered or until the purchase price equals $.01 in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. At December 31, 2004, the shares were not registered and the reduction in the warrants exercise aggregating $138,000 was charged to operations. At April 11, 2005, the shares have not been registered and the reduction in the aggregate exercise price of $138,000 will be charged to operations in the first quarter of fiscal 2005. The Company is presently in negotiations relating to the calculation of the reduction in the exercise price, but cannot assure you as to the outcome of such negotiations.

      The Company has been informed by ECT's parent company, Bioneutral Laboratories Corporation, USA ("Bioneutral") that the Environmental Protection Agency ("EPA") is expected to issue guidelines specific to mold prior to the end of fiscal year 2005. To date, the EPA does not have specific guidelines pertaining to mold. Companies, such as ECT/Bioneutral that wish to obtain EPA approval for a specific application, such as for mold, must submit the specific protocol to the EPA for approval. Currently, ECT/Bioneutral has submitted its specific protocol to the EPA for mold that pertains to hard surface applications. No assurance can be given whether or not the EPA will ever grant Bioneutral/ ECT a registration.

      Since ECT/Bioneutral is waiting for EPA approval, the Company will not make the final payment of $100,000 until ECT begins to generate revenue from the mold compound. The Company expects to begin to receive its 5% interest from this venture at such time.

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

ITEM 7. FINANCIAL STATEMENTS

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                    I N D E X

                                                                        Page No.

FINANCIAL STATEMENTS:

     Independent Auditors' Report                                          18

     Consolidated Balance Sheets as at December 31, 2004 and 2003         19-20

     Consolidated Statements of Operations
       For the Years Ended December 31, 2004 and 2003
         and Cumulative from January 29, 1999 (Inception)
           to December 31, 2004                                            21

     Consolidated Statement of Stockholders' Equity (Capital Deficiency)
       Cumulative from January 29, 1999 (Inception)
         to December 31, 2004                                              22

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 2004 and 2003
         and Cumulative from January 29, 1999 (Inception)
           to December 31, 2004                                           23-25

     Notes to Financial Statements                                        26-44

[LOGO] WEINICK
        SANDERS
         LEVENTHAL & CO., LLP                                      1375 BROADWAY
                                                       NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
                           CERTIFIED PUBLIC ACCOUNTANTS             212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
SearchHelp, Inc.

We have audited the accompanying consolidated balance sheets of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2004) and 2003, and the related consolidated statements of operations and cash flows for the years ended December 31, 2004 and 2003 and cumulative from January 29, 1999 (inception) to December 31, 2004 and stockholders' equity (capital deficiency) cumulative from January 29, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. (A Development Stage Company) as at December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and cumulative from January 29, 1999 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company is a development stage company and incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
February 15, 2005

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   December 31,
                                                               2004            2003
                                                           ------------    ------------
Current assets:
  Cash                                                     $      2,459    $    271,800
  Accounts receivable                                               951           1,237
  Prepaid insurance                                              18,519             598
  Prepaid consulting fees                                        17,764              --
                                                           ------------    ------------
        Total current assets                                     39,693         273,635
                                                           ------------    ------------

Property and equipment - at cost,
  less accumulated depreciation                                      --          17,262
                                                           ------------    ------------

Other assets:
  Software development costs, less accumulated
    amortization of $306,300 and $179,054, respectively         256,177          93,423
  Deferred license fee                                        1,950,000              --
  Security deposit                                                2,155           2,155
                                                           ------------    ------------
        Total other assets                                    2,208,332          95,578
                                                           ------------    ------------

        Total assets                                       $  2,248,025    $    386,475
                                                           ============    ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                                   December 31,
                                                               2004             2003
                                                           ------------     ------------

Current liabilities:
  Note payable - bank                                      $     49,450     $     14,450
  Current portion of long-term debt                              13,827            5,206
  Due to stockholders                                           236,641          332,508
  Due to placement agent                                             --            1,700
  Deferred revenues                                                 500              120
  Accounts payable and accrued expenses                         294,193           65,207
                                                           ------------     ------------
        Total current liabilities                               594,611          419,191
                                                           ------------     ------------

Long-term debt, less current portion                                 --            2,407
                                                           ------------     ------------

Commitments and contingencies                                        --               --

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding -28,485,033 and
    21,397,000 shares, respectively                               2,849            2,140
  Additional paid-in capital                                  4,954,526        1,928,463
  Deficit accumulated in the development stage               (3,303,961)      (1,965,726)
                                                           ------------     ------------
        Total stockholders' equity (capital deficiency)       1,653,414          (35,123)
                                                           ------------     ------------

        Total liabilities and stockholders'
          equity (capital deficiency)                      $  2,248,025     $    386,475
                                                           ============     ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Cumulative From
                                                For the Year      For the Year      January 29, 1999
                                                   Ended              Ended          (Inception) to
                                             December 31, 2004  December 31, 2003  December 31, 2004
                                                ------------       ------------       ------------
Revenues                                        $        666       $      4,556       $     21,316
                                                ------------       ------------       ------------

Operating expenses:
  Selling                                            161,084            295,918            520,141
  Web site costs                                      64,704             24,394            204,089
  Software development costs                          81,200            154,609            285,524
  General and administrative                         741,170            308,196          1,375,457
  Amortization and impairment of
    license costs and deferred
    promotional incentives                                --             19,167             63,667
  Depreciation and amortization                      128,703             64,972            326,421
                                                ------------       ------------       ------------
Total operating expenses                           1,176,861            867,256          2,775,299
                                                ------------       ------------       ------------

Loss from operations                              (1,176,195)          (862,700)        (2,753,983)
                                                ------------       ------------       ------------

Other expenses:
  Interest                                             2,835             36,058            106,823
  Interest - related party                             8,000                 --              8,000
  Compensatory element of noteholders'
    purchase rights                                       --            169,050            231,450
  Amortization of deferred financing costs                --                625             52,500
  Warrant penalty - related party                    138,000                 --            138,000
  Loss on disposal of equipment                       13,205                 --             13,205
                                                ------------       ------------       ------------
Total other expenses                                 162,040            205,733            549,978
                                                ------------       ------------       ------------

Net Loss                                        ($ 1,338,235)      ($ 1,068,433)      ($ 3,303,961)
                                                ============       ============       ============

Per share data:
  Loss per share - basic and dilutive           ($       .05)      ($       .06)
                                                ============       ============

Weighted average number of shares
  outstanding                                     26,801,275         17,518,014
                                                ============       ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                                          Deficit
                                                                                        Accumulated                      Total
                                                                         Additional        in the         Stock      Stockholders'
                                                   Common Stock            Paid-In      Development   Subscriptions  Equity (Capital
                                              Shares         Amount        Capital         Stage        Receivable     Deficiency)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Common stock issued to founders              6,616,910    $       662    $     1,338    $        --     $        --    $     2,000

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                              --             --             --        (24,056)             --        (24,056)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at December 31, 1999                 6,616,910            662          1,338        (24,056)             --        (22,056)
Net loss from the year ended
  December 31, 2000                                 --             --             --        (56,775)             --        (56,775)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at December 31, 2000                 6,616,910            662          1,338        (80,831)             --        (78,831)
Loan converted to common stock               1,123,090            112        103,963             --              --        104,075
Common stock subscribed                      7,160,000            716          6,234             --          (6,450)           500
Common stock issued for
  services rendered                            100,000             10          8,990             --              --          9,000
Promotional incentives with
  respect to exercise stock
  purchase rights                                   --             --         44,500             --              --         44,500
Net loss from the year ended
  December 31, 2001                                 --             --             --       (221,790)             --       (221,790)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at December 31, 2001                15,000,000          1,500        165,025       (302,621)         (6,450)      (142,546)
Proceeds from exercise of
  noteholders' purchase rights                 310,000             31          3,069             --              --          3,100
Payment of subscriptions                            --             --             --             --           6,450          6,450
Compensatory element of
  noteholders' purchase rights                      --             --         62,400             --              --         62,400
Net loss from the year ended
  December 31, 2002                                 --             --             --       (594,672)             --       (594,672)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at December 31, 2002                15,310,000          1,531        230,494       (897,293)             --       (665,268)
Proceeds from exercise of
  noteholders' purchase rights                 815,000             82          8,068             --              --          8,150
Compensatory element of
  noteholders' purchase rights                      --             --        169,050             --              --        169,050
Proceeds from sale of securities,
  net of registration costs                  5,272,000            527      1,520,851             --              --      1,521,378
Net loss from the year ended
  December 31, 2003                                 --             --             --     (1,068,433)             --     (1,068,433)
                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at December 31, 2003
  (consolidated)                            21,397,000          2,140      1,928,463     (1,965,726)             --        (35,123)
Issuance of securities as partial
  payment for license:
    Common stock                             2,300,000            230        574,770             --                        575,000
    Warrants to acquire 2,300,000 shares                                     575,000             --                        575,000
Net proceeds from sale of securities         4,078,000            408        976,047             --                        976,455
Compensatory value of stock options
  issued for services rendered                                               290,000             --                        290,000
Compensatory value of common stock
  issued to Advisory Board Members             130,000             13         90,987             --                         91,000
Compensatory value of stock options
  issued to Advisory Board Members                                             3,309             --                          3,309
Issuance of common stock options
to non employee directors                                                    187,500             --                        187,500
Stockholder's loans converted
to common stock                                580,033             58        152,950                                       153,008
Officers' salaries waived                                                     37,500                                        37,500
Warrant penalty                                     --             --        138,000             --                        138,000
Net loss                                            --             --             --     (1,338,235)             --      (1,338,235)
                                           -----------    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 2004                28,485,033    $     2,849    $ 4,954,526    ($3,303,961)    $        --     $ 1,653,414
                                           ===========    ===========    ===========    ===========     ===========     ===========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Cumulative From
                                                           For the Year         For the Year      January 29, 1999
                                                              Ended                Ended           (Inception) to
                                                        December 31, 2004    December 31, 2003    December 31, 2004
                                                           ------------         ------------         ------------
Cash flows from operating activities:
  Net loss                                                 ($ 1,338,235)        ($ 1,068,433)        ($ 3,303,961)
                                                           ------------         ------------         ------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred revenue                                                380                  120                  500
    Warrant penalty                                             138,000                   --              138,000
    Waived of officers' salaries                                 37,500               37,500
    Imputed interest                                              8,000                8,000
    Compensatory element of
      noteholders' purchase rights                                   --              169,050              231,450
    Depreciation                                                  1,457                5,972               14,288
    Amortization of deferred financing costs                         --                  625               52,500
    Amortization of software
      development costs                                         127,246               59,000              306,300
    Amortization of consulting costs                             76,545               76,545
    Amortization and impairment of
      deferred promotional incentives                                --                   --               44,500
    Amortization and write off of
     deferred license costs                                          --               19,167               25,000
    Loss on disposal of equipment                                13,205                   --               13,205
    Common stock issued for legal fees                               --                   --                9,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                           286                2,479                 (951)
      Prepaid interest                                          (17,921)               3,095              (18,519)
      Due to stockholders                                       211,641                   --              211,641
      Due to placement agent                                     (1,700)                  --                   --
      Security deposits                                              --                   --               (2,155)
      Accounts payable and accrued expenses                     228,986             (350,811)             294,193
                                                           ------------         ------------         ------------
  Total adjustments                                             823,625              (91,303)           1,440,997
                                                           ------------         ------------         ------------

Net cash used in operating activities                          (514,610)          (1,159,736)          (1,862,964)
                                                           ------------         ------------         ------------

Cash flows from investing activities:
  Equipment purchases (sales)                                     2,600                   --               (8,204)
  Software development costs                                         --              (33,625)            (247,477)
  Deferred license costs                                             --                   --              (50,000)
  Deferred license fee                                         (800,000)                  --             (800,000)
                                                           ------------         ------------         ------------
Net cash used in investing activities                          (797,400)             (33,625)          (1,105,681)
                                                           ------------         ------------         ------------

Net cash used in operating and investing activities        ($ 1,312,010)        ($ 1,193,361)        ($ 2,968,645)
                                                           ------------         ------------         ------------


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                    Cumulative From
                                                           For the Year         For the Year       January 29, 1999
                                                              Ended                Ended           (Inception) to
                                                        December 31, 2004    December 31, 2003    December 31, 2004
                                                           ------------         ------------         ------------
Net cash used in operating and
  investing activities brought forward                     ($ 1,312,010)        ($ 1,193,361)        ($ 2,968,645)
                                                           ------------         ------------         ------------

Cash flows from financing activities:
  Due to stockholder                                             25,000              202,500              357,508
  Note payable - bank                                            35,000              (25,000)              49,450
  Notes payable - other                                              --             (475,000)                  --
  Loans payable                                                   6,214               (4,260)              96,913
  Deferred financing costs                                           --                   --              (52,500)
  Deferred registration costs                                        --                   --             (234,681)
  Proceeds from sale of securities                              976,455            1,765,909            2,747,964
  Proceeds from stock
    subscriptions receivable                                         --                   --                6,450
                                                           ------------         ------------         ------------
Net cash provided by financing activities                     1,042,669            1,464,149            2,971,104
                                                           ------------         ------------         ------------

Net increase (decrease) in cash                                (269,341)             270,788                2,459

Cash at beginning of period                                     271,800                1,012                   --
                                                           ------------         ------------         ------------

Cash at end of period                                      $      2,459         $    271,800         $      2,459
                                                           ============         ============         ============

Supplemental disclosures of cash flows information:
  Cash payments made during period for:

  Interest                                                 $      2,170         $     79,500         $    105,825
                                                           ============         ============         ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                      Cumulative From
                                                                For the Year        For the Year     January 29, 1999
                                                                   Ended               Ended          (Inception) to
                                                             December 31, 2004   December 31, 2003   December 31, 2004

Supplemental schedules of noncash operating,
  investing and financing activities:
    Assets acquired for debt                                    $         --        $         --        $     19,289
                                                                ============        ============        ============

    Deferred promotional incentive acquired
      through exercise of common stock purchase rights          $         --        $         --        $     44,500
                                                                ============        ============        ============

    Common stock issued for services rendered                   $     91,000        $         --        $    100,000
                                                                ============        ============        ============

    Stockholder's loans converted to common stock               $    153,008        $         --        $    257,083
                                                                ============        ============        ============

    Compensatory element of noteholders' purchase rights        $         --        $    169,050        $    231,450
                                                                ============        ============        ============

    Due to placement agent                                      $         --        $      1,700        $      1,700
                                                                ============        ============        ============

    Issuance of stock options as
      partial payment for software                              $    290,000        $         --        $    290,000
                                                                ============        ============        ============

    Issuance of common stock options for
      services rendered                                         $    190,809        $         --        $    190,809
                                                                ============        ============        ============

    Issuance of common stock and
      common stock warrants for license                         $  1,150,000        $         --        $  1,150,000
                                                                ============        ============        ============

    Warrant penalty                                             $    138,000        $         --        $    138,000
                                                                ============        ============        ============

    Officers' salaries waived                                   $     37,500        $         --        $     37,500
                                                                ============        ============        ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

NOTE 1 - PLAN OF ORGANIZATION.

      (a) Organization and Presentation of Financial Statements:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss of $1,338,235 and $1,068,433 for the years ended December 31, 2004 and 2003, respectively and $3,303,961 cumulative from January 29, 1999 (Inception) to December 31, 2004.

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

            Accordingly, effective September 8, 2003, after the IPO had closed and, in part, because the IPO had not been fully subscribed, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors were required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased to 6,000,000 shares at the same purchase price. The offering was extended through August 31, 2004 and further increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. As of September 30, 2004, the offering was completed. Under this private offering, 6,886,000 shares of the Company's common stock were sold for gross proceeds of $1,721,500 less $52,750 in offering costs. The Company paid each placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company gave the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which are exercisable for a period of 5 years, which means that the placement agent received a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock were not registered at the time of grant. The placement agent has certain piggy back rights to cause the registration of the shares if the Company effects a registration of its securities. For the year ended December 31, 2004, 4,078,000 shares were purchased for $976,455 net of $43,045 in offering costs. One placement agent received warrants to purchase 34,000 shares of the Company's common stock at a purchase price of $0.30 per share at December 31, 2003 and 138,800 shares of the Company's common stock at a purchase price of $0.30 per share for the quarter ending September 30, 2004 for a aggregate of 172,800 shares of the Company's common stock for the year ended December 31, 2004. These warrants were issued to this placement agent in October 2004. The net proceeds of this offering have been used to support the Company's operations

            Since the Company has not generated significant revenues and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months to December 2005, management believes the Company will need additional financing to continue operating.

      (b) Principal Business Activity:

            The Company is focused on utilizing new and emerging technology to develop products and services oriented toward improving family safety and well-being, primarily but not exclusively in the home, having shifted its primary focus from providing small businesses with online forums. The Company intends to continue to develop software intended to keep children safe while online, and its more expanded purpose will be to seek out emerging technologies, products and services that exhibit significant promise of improving family safety and well being and to participate in their development and marketing.

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

      (c) Expanded Areas of Development:

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

            On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000. An additional payment of $100,000 was due by August 2004. Due to the delay in the Environmental Protection Agency approval, the Company will make the final payment of $100,000 when ECT begins to generate revenue from the mold compound. This liability is included in Due To Stockholders. The Company will also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to 2,300,000 shares of common stock.

            The fair value paid for the participation agreement aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued and is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. Under the participation agreement, the Company was required to effectuate and pay the costs of a registration statement to be filed with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company was not successful in registering the securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. If the registration statement was not effective by January 1, 2005, both ECT and its parent could cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. The Company does not intend to make this payment until revenues are generated from the compound. The Company has requested an extension to effect a registration statement as well as a freeze in the exercise price of the warrants. As of December 31, 2004, operations were charged $138,000 for the $.06 penalty incurred between the difference of the issue price of $0.33 and the warrant schedule price of $0.27.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

      (a) Basis of Presentation:

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through December 31, 2004. The accompanying financial statements for the year ended December 31, 2004 includes the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The accompanying financial statements for the year ended December 31, 2004 include the accounts of the Company and its wholly owned subsidiaries Indoor Air Quality Services, Inc., FamilySafe, Inc., which was incorporated in February 2004 for the software activities of the Company, and the Company's newest subsidiary, Digital I.D. Systems, Inc., which was incorporated in August 2004 and will concentrate on digital security technology.

      (b) Revenue Recognition:

            Through the year ended December 31, 2004, the Company has not generated significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. The Company had earned consolidated revenues at December 31, 2004 of $666 and deferred revenues of $500. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.

      (c) Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Earnings Per Share:

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

      (f) Concentration of Credit Risk:

            Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash. The Company places its cash with high credit quality financial institutions that at times maybe in excess of the FDIC insurance limit.

      (g) Stock Based Compensation:

            The Company elected to use the intrinsic value method to account for future options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company will disclose the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). For transactions in which goods and services are the consideration received for the issuance of common stock, the accounting shall be the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. The Company has chosen not to adopt SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" which was issued in December 2002. As required by SFAS 148, the Company will adopt the statement for the period beginning after June 15, 2005. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method. Although the Company has elected not to adopt the provisions of SFAS No. 148 until the interim period beginning after June 15, 2005, the Company will provide all newly required disclosures under SFAS No. 123.

      (h) Advertising Costs:

            The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $22,321 and $20,325 for the years ended December 31, 2004 and 2003, respectively.

      (i) Software Research and Development Costs:

            Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company began to release its products in the fourth quarter of 2004 after technological feasibility was established. Costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $285,524 which were charged to operations ($81,200 in 2004, $154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products.

      (j) Recently Issued Accounting Pronouncements:

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

NOTE 3 - PROPERTY AND EQUIPMENT.

                         Property and equipment consist of the following:

                                                        December 31,
                                                     2004          2003
                                                  ----------    ----------
      Computers                                   $       --    $   29,290
      Furniture and fixtures                             803           803
                                                  ----------    ----------
                                                         803        30,093
      Less:  Accumulated depreciation                    803        12,831
                                                  ----------    ----------
                                                  $       --    $   17,262
                                                  ==========    ==========

            Depreciation expense charged to operations was $1,457 and $5,972 for the year ended December 31, 2004 and 2003 respectively. To provide state of the art support and web interface, management, after much research, made the decision not to buy new equipment but sign a two year contract with Invision, Inc. to rent a portion of their servers and to trade the old equipment in exchange for a credit to the VMWare set up fees. The Company expensed the equipment and received a $2,600 credit. The two year contract was signed in January 2004 and required a one time set up fee of $14,770 plus a monthly fee of $3,830 for server space rental. In December 2004, management renegotiated the current monthly fee to $2,960 per month with Invision for an annual savings of approximately $10,400.

NOTE 4 - INTANGIBLE ASSETS.

            In connection with the December 31, 2001 private placement of the Company's notes, the placement agent has received a fee of $27,500 through December 31, 2001 and an additional fee of $25,000 for the year ended December 31, 2002. The fee was charged to operations as additional interest over the 60-day term of the notes. Amortization of these fees charged to operations was $625 for the year ended December 31, 2003.

            In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $562,477 of which $315,000 and 33,625 were capitalized in 2004 and 2003. These costs, consisting of amounts paid to independent consultants, related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of three years. Amortization charged to operations during the years ended December 31, 2004 and 2003 was $127,246 and $59,000, respectively.

            The Company, having previously agreed to purchase certain software from the entity that had been licensing the software to the Company, acquired the software in 2004. The total purchase price was cash of $25,000 and options to acquire 750,000 shares of the Company's common stock of which 500,000 were issued immediately and are exercisable for five years and 250,000 are to be granted only if certain sales milestones are met. At December 31, 2004 these milestones have not been met and the option has not been granted. If the milestones are met in the future then the option will be granted and reflected in the financial statements at that date. The fair value ascribed to the option for the 500,000 shares as determined by the Black-Scholes option pricing model was $290,000. See
      Note 12.

NOTE 5 - NOTES PAYABLE - BANK.

            The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 7.50% at December 31, 2004 and 6.25% at December 31, 2003. The weighted average interest rate for the year ended December 31, 2004 was 6.50%. Interest expense of $2,152 was charged to operations during the year ended December 31, 2004 and $36,059 for 2003. At December 31, 2004 and 2003, $49,450 and $14,450 of the line has been utilized. The debt is guaranteed by the current CEO of the Company and is collateralized by marketable securities, which he owns. The fair market value of this account was approximately $35,000 and $36,000 at December 31, 2004 and 2003 respectively.

NOTE 6 - NOTES PAYABLE - OTHER.

            During December 2001, the Company initiated a private placement offering to raise capital in order to fund the creation of its web site. The offering consisted of thirteen $25,000 notes bearing interest at 10% per annum payable in sixty (60) days from issuance. If the notes were not repaid in full on their due dates, then each note holder had the right to purchase 10,000 shares of the Company's common stock at $.01 per share and then 5,000 shares at the end of each additional thirty (30) day period the notes remain outstanding. The variance between the purchase right's exercise price per share and the fair value of the securities acquired was charged to operations as additional interest. Additionally, the placement agent was paid ten (10%) percent of the proceeds of the offering, plus out-of-pocket expenses. Amortization of deferred financing costs was charged to operations over the sixty (60) day term of the notes.

            By December 31, 2001 the Company had sold nine notes, one of which was to its former CFO. In January and February 2002, the remaining four notes were sold at par value. The notes were repaid with accrued interest in July 2003. A placement agent fee of $25,000 was paid in December 31, 2002. During the year ended December 31, 2003, the additional compensatory element interest charged to operations for the excess of the fair value of the note holders purchase rights received over their exercise price was $45,200. The fair value of the purchase rights was determined by management at $.09 per share which was the ascribed fair value of the purchase rights using the Black-Scholes option pricing model for determining fair value. During the year ended December 31, 2003, an additional compensatory interest element for purchase rights to acquire 345,000 common shares was charged to operations for the excess of the fair value of the note holders' purchase rights received over their exercise price of $169,050. The fair value of the purchase rights was determined by management to be $.49 per share which was the difference between the $.50 per unit price the Company's securities were being offered to the public at the date of issuance of the purchase rights and the $.01 per share note holders' purchase price. During the year ended December 31, 2002, the note holders exercised rights to acquire an aggregate 310,000 common shares for $3,100 including the Company's former CFO who exercised rights to acquire 55,000 common shares for $550. During the year ended December 31, 2003, the note holders exercised rights to acquire 815,000 common shares in the aggregate for $8,150. These notes and the accrued interest were repaid in 2003.

NOTE 7 - LONG-TERM DEBT:

            Long-term debt is comprised of the following:

                                                             December 31,
                                                          2004         2003
                                                        --------     --------
      Obligation under equipment financed
        payable in installments of $495 including
        13% interest through March 2005                 $  2,353     $  7,613
      Insurance premium finance loan payable in
        installments of $2,253 including 7% interest      11,474
      Less:  Current portion                             (13,827)      (5,206)
                                                        --------     --------

                                                        $     --     $  2,407
                                                        ========     ========

NOTE 8 - DUE TO STOCKHOLDERS.

            At December 31, 2003, the Company was indebted to its CEO, William Bozsnyak, in the amount of $130,188 and its President, Debbie Seaman, in the amount of $14,820 for non-interest bearing cash working capital advances made to the Company. The results of operations for 2004 include a charge for imputed interest of $8,000 on these advances at 7.25% which is the rate charged on the Company's short term debt to a bank. In September 2004, the Company issued 520,753 shares of the Company's common stock to William Bozsnyak and 59,280 shares of the Company's common stock to Debbie Seaman in full repayment and satisfaction of the loans and imputed interest thereon. In December 2004, Mr. Bozsnyak made an additional non-interest bearing loan to the Company of $25,000 and additional loans of $50,000 through February 15, 2005. Interest at the rate paid to the Company's short term lender will be imputed on the advances and charged to operations with a corresponding credit to additional paid-in capital.

            Under the terms of their respective employment contracts, Ms Seaman and Mr. Bozsnyak are owed $27,640 and $59,998 at December 31, 2004 for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate waived salaries through December 31, 2004 of $37,500 was charged to operations with a corresponding increase to additional paid-in capital.

            The Company's CFO and its former securities counsel are owed $390 and $ 22, 663 for unpaid legal services at December 31, 2004. During 2004 the Company charged operations $390 and $95,485 for legal services rendered by the CFO and counsel, respectively.

            The Company owes $100,000 to the seller of its mold license at December 31, 2004 and it owes $950 to a corporation, the CEO of which is also a director of the Company, for reimbursement of administrative costs expended by that corporation on behalf of the Company.

            On December 30, 2003, management agreed to issue a non employee director options to acquire 750,000 restricted shares of the Company's common stock for business and marketing advice rendered by the director in the last quarter of 2003. The fair value of the services rendered as determined by both the director and management is the fair market value of the options to be issued, as determined by utilizing the Black-Scholes option pricing model, based upon the then selling price of restricted shares through the Company's private placement, $0.25 per share. Such fair value of $187,500 has been charged to operations in 2003 with a corresponding increase in due to stockholders. The options were physically granted on March 12, 2004 at which time the liability to stockholders was reduced by $187,500 and additional paid-in capital was increased by $187,500. As of December 31, 2004, the options have not been exercised and no stock has been issued.

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses consist of the following at:

                                          December 31,
                                        2004        2003
                                      --------    --------
      Professional fees               $ 58,226    $ 20,548
      License costs                         --      15,000
      Estimated registration costs     200,000          --
      Interest on notes payable            315         127
      Consultants                        9,742      25,000
      Accrued Payroll taxes              6,580          --
      Sundry operating expenses         19,330       4,532
                                      --------    --------
                                      $294,193    $ 65,207
                                      ========    ========

NOTE 10 - INCOME TAXES.

            The Company has not had any currently payable federal income taxes since its inception through December 31, 2004. The Company has not charged operations for any deferred federal or local tax liability or benefit since its inception to December 31, 2004. At December 31, 2004, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022, $1,041,000 expires in 2023 and $1,327,000 expires in 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the net deferred tax asset for federal carry forwards of approximately $982,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                                                                                For the Period From
                                                    For the Years Ended December 31,            January 29, 1999 to
                                                   2004                          2003            December 31, 2004
Loss before income taxes                    ($1,338,235)                  ($1,068,433)                  ($3,303,961)
                                             ==========                    ==========                    ==========

      Expected statutory tax benefits        ($ 455,000)         -34.0%    ($ 363,300)         -34.0%   ($1,123,300)         -34.0%
      Warrant price reduction                    46,900            3.5%         2,700            0.2%        46,900            1.4%
      Nondeductible expenses                     17,800            1.3%            --            0.0%        94,100            2.8%
      Net operating loss valuation reserv       390,300           29.2%       360,600           33.8%       982,300           29.7%
                                             ----------     ----------     ----------     ----------     ----------     ----------
      Total tax benefit                      $       --            0.0%    $       --            0.0%    $       --            0.0%
                                             ==========     ==========     ==========     ==========     ==========     ==========

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax assets and liabilities are as follows:

                                                  December 31,
                                             2004             2003
                                         ------------     ------------
      Deferred tax assets:
        Net operating loss deduction     $  1,039,000     $    587,900
        Accrued salaries                       29,800               --
        Other                                     300              300
                                         ------------     ------------
              Total assets                  1,069,100          588,200
                                         ------------     ------------
      Deferred tax liabilities:
        Depreciation and amortization         (87,100)         (23,300)
                                         ------------     ------------
              Total liabilities               (87,100)         (23,300)
                                         ------------     ------------

                                              982,000          564,900
      Less:  Valuation allowance             (982,000)        (564,900)
                                         ------------     ------------

                                         $         --     $         --
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

            In February 2004, Environmental Commercial Technology Corp. was issued 2,300,000 shares of the Company's common stock and warrants to acquire an additional 2,300,000 common shares at an initial exercise price of $0.33 per share. The fair value of the common stock issued was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility was $575,000.

            In May 2004, three members of the Company's Advisory Board were issued an aggregate of 130,000 shares of the Company's common stock whose fair value on the date of issuance was $91,000. Half of these shares are being held in escrow as the recipients will earn these escrowed shares on a pro rata basis if they continue to serve on the Advisory Board for one year. The other 50% was earned by the recipients when issued. Amortization of the 50% to be earned and the initial 50% aggregated $73,236 and was charged to operations in the year ended December 31, 2004.

            In May 2004, management issued 90,000 options to purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 was granted to the Chief Financial Officer who also serves on the Advisory board. The fair value of the option as determined by the Black-Scholes option pricing model of $827 will be accounted for under APB 25. The other 40,000 options were granted to four non-employees. The fair value of the option as determined by the Black-Scholes option pricing model of $3,309 was charged to operations with a corresponding increase to paid-in capital. An additional 40,000 options were granted to two directors who also serve on the Audit and Compensation Committees. The fair value of these options was $3,309 using the Black-Scholes option method and will be accounted for under APB 25. For the year ended December 31, 2004, $3,309 was charged to operations for the Advisory Board Members options. The fair value of the Chief Financial Officer's and directors' options as determined by the Black-Scholes option pricing model and accounted for under APB 25 was $4,136.

            In November 2004, the Company issued the Chief Financial Officer and The Chief Technical Officer each an option to purchase 50,000 shares of the Company's common stock for a purchase price of $.25. These options vest fully in 90 days and have a option life of 5 years. The fair value of these options for the quarter and year ended December 31, 2004, was $800 using the Black-Scholes option method and will be accounted for under APB 25.

            Initial Sale of the Company's Securities to the Public:

            The Company entered into an agreement with a placement agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The placement agent was to receive 10% of the gross proceeds from the offering plus certain warrants and reimbursements of expenses of 3% of the gross proceeds and certain placement agent warrants. The Company granted the placement agent and its designee warrants which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and class B redeemable warrant to purchase one share of the Company's common stock for five years at $2.285. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid-in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for a total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. From the proceeds of the IPO the Company repaid all previously outstanding notes totaling $475,000 and interest of $82,518. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance of $244,452 was used for working capital and was fully expended to support operations.

            Private Placement of the Company's Securities:

            On September 8, 2003, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value, at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering was further extended through September 30, 2004 as well as increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. This was primarily due to the delay in launching the Company's software products. Each placement agent earns a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company has agreed to give the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years, which means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. For the year ended December 31, 2004, one Placement Agent sold a total of 1,388,000 shares for an aggregate of $347,000 net of $41,640 in commissions. Through December 31, 2004, the same placement agent was paid in full the 10% commission and 2% non accountable expense fee. The placement agent is entitled to receive a warrant to purchase 172,800 common shares of the Company's stock at $0.30 per share. The offering was closed on September 30, 2004, and the warrant was issued on October 15, 2004.

            In September 2004, the Company's Chief Executive Officer, purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale for a purchase price of $.25 per share. The aggregate purchase price was $100,000.

            Stock Options:

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

            For the year ended December 31, 2004 options under the Plan to acquire 675,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.25 to $0.77 which was the average of the bid and ask of the common stock on the dates of grant. As the Company has elected to use APB 25 for accounting for its employee stock plan, no compensation has been recognized for its fixed stock option plan. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $48,099 to $1,386,334 ($0.05) per share for the year ended December 31, 2004. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

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

            For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for year ended December 31, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

                                                                               Cumulative From
                                                For the Years Ended
                                                    December 31,
                                                    ------------              January 29, 1999
                                                2004            2003        To December 31, 2004
                                                ----            ----        --------------------
      Net loss as reported                  ($1,338,235)    ($1,068,433)        ($3,303,961)
      Net loss pro forma                    ($1,386,334)    ($1,068,433)        ($3,352,060)
      Shares - Basic                         26,801,275      17,518,014
      Basic loss per share as reported        ($0.05)         ($0.06)
      Basic loss per share pro forma          ($0.05)         ($0.06)

            Presented below is a summary of the status of the stock options in the plan and the related transactions for the year ended December 31, 2004:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                SHARES             PRICE
      Options outstanding at the beginning of year                    0
      Granted                                                   695,590       $0.25 to $0.077
                                                                              ===============
      Canceled/Surrendered                                       20,000           $0.25
                                                                                  =====
      Exercised                                                       0
      Forfeited                                                       0
                                                                -------
      Options outstanding at the end of year                    675,590           $0.44
                                                                =======           =====

      Options exercisable at the end of the year                258,898           $0.40
                                                                =======           =====

            At December 31, 2004, the Plan has 824,410 shares available for grant.

            The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the year ended December 31, 2004 was $0.46.

            The Company may issue options to purchase the Company's common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

            As of December 31, 2004, outstanding options to purchase a total of 40,000 shares of the Company's common stock were granted to members of the Company's Advisory Board in May 2004. A consultant was also granted two options to purchase an aggregate of 750,000 shares of the Company's common stock which are outstanding at December 31, 2004 (See note 12c). In November 2004, management also granted the Chief Financial Officer and the Chief Technical Officer an option to purchase 50,000 shares each of the Company's common stock at a purchase price of $.25 per share. None of the options have been exercised at December 31, 2004.

            The following table summarizes the status of all the Company's stock options outstanding and exercisable at December 31, 2004.

                                    STOCK OPTIONS            STOCK OPTIONS
                                     OUTSTANDING              EXERCISABLE
                                     -----------              -----------
                                            WEIGHTED                  WEIGHTED
                                             AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE
         EXERCISE PRICES          SHARES      PRICE       SHARES        PRICE
         ---------------          ------      -----       ------        -----
              $0.25              750,000                  750,000       $0.25
              $0.47              445,590      $0.47       223,898       $0.47
              $0.62              750,000      $0.62       125,000       $0.62
              $0.70               90,000      $0.70        22,500       $0.70
              $0.77              120,000      $0.77        30,000       $0.77
                                ---------     -----      --------       -----
      Total for year Ended
        December 31, 2004       2,255,590     $0.46      1,151,398      $0.39
                                =========     =====      =========      =====

            Warrants:

            As part of its initial sale of its securities to the public the Company sold Class A warrants to acquire 2,474,000 common shares at $0.75 per share and Class B warrants to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company's securities, the agent and its designees received rights to acquire 247,000 units of the Company's securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company's common stock at $0.030 per share was issued a placement agent exercisable for five years as part of his compensation for his services in the Company's private placement of its securities in 2004.

            As part of the purchase price of a license (See Note 1 (b)), the Company issued a warrant to acquire 2,300,000 common shares at an initial price of $0.33 per share. Due to the Company's not registering the underlying common shares in the prescribed time frame, the exercise price of the warrants has been reduced to $0.27 per share at December 31, 2004 and is subject to further reduction.

            At December 31, 2004, none of the warrants were exercised.

NOTE 12 - COMMITMENTS AND CONTINGENCIES.

            (a) Stock Purchase Rights:

            Certain notes payable included a default penalty that entitled the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remained unpaid past its original due date. Each note holder received these purchase rights regardless of whether the individual note holder agreed to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 shares of the Company's common stock at a purchase price of $0.01 each. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes option pricing model for determining fair value) and the exercise price of $.01 was charged to operations as additional interest on the date the purchase rights were issued. Through December 31, 2002, the note holders exercised rights to acquire 310,000 shares of the Company's common stock. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 shares of the Company's common stock at a purchase price of $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 par share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 shares of the Company's common stock. At December 31, 2004 and 2003, no purchase rights to acquire common shares were outstanding.

            (b) Lease:

            The Company is obligated under an operating lease for its office, which expires on December 31, 2005, at an annual rent of $13,280. The Company's President has guaranteed the lease payments.

            Rent expense was $12,987 and $12,960 for the years ended December 31, 2004 and 2003, respectively.

            (c) License and Distribution Agreement:

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

            The option to purchase 250,000 shares of the Company's common stock will be reflected in financial statements upon the fulfillment of the conditional sale of product. The agreement also required the licensor to perform certain consulting services for the Company for $8,000 per month commencing in October 2003 through April 2004. The Company extended the agreement for an additional three months to July 2004 and is currently working on a month to month consulting basis. The consulting services include, among other items, assistance in hiring, training and overseeing a technical support team for the Company.

            (d) Employment Agreements:

            On December 8, 2003, William Bozsnyak entered into an amended and restated 3-year employment agreement with the Company. Currently, Mr. Bozsnyak is the Chief Executive Officer and Treasurer, Vice President and Chairman of the Board of Directors. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary may be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000 As of September 30, 2004 the Company has accrued $59,998 of his compensation. Commencing October 1, 2004, Mr. Bozsnyak waived any future salary until such time as the Company's cash flows are sufficient to sustain operations. During 2004 the $20,000 of his salary that was waived by him was charged to operations and credited to additional paid-in capital.

            On December 8, 2003, Debbie Seaman entered into an amended and restated 3-year employment agreement with the Company. Currently, Ms. Seaman is the President and Secretary. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary may be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. For the nine months ended September 30, 2004, Ms. Seaman received $14,860 in compensation. Ms. Seaman stopped receiving her salary in May, 2004. As of September 30, 2004 the Company has accrued $27,640 of her compensation. Commencing October 1, 2004, Ms Seaman waived any future salary until such time as the Company's cash flows are sufficient to sustain operations. During 2004 the $17,500 of her salary that was waived by her was charged to operations and credited to additional paid-in capital.

            Both of these employment agreements will be automatically extended each year unless either the employee or the Company gives notice. Both Mr. Bozsnyak and Ms. Seaman will receive incentive bonuses to be determined prior to the commencement of each year if they satisfy the criteria for such bonuses as determined by the Company's compensation committee. Both Ms. Seaman and Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant from the Company's 2004 Stock Plan. In May 2004 they were granted options to acquire an aggregate of 120,00 common shares at exercise prices totaling $92,400.

            On March 18, 2004, the Company hired a part time Chief Financial Officer, Noel C. Bonilla. Mr. Bonilla entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, $2,000 per month salary; $1,000 per month will be deferred until the Company has sufficient funds to pay him. Mr. Bonilla also has been granted the right to purchase 70,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $0.47. The option will vest equally each year over the next four years. For the year ended December 31, 2004 the Company has paid Mr. Bonilla $14,000 in compensation. Mr. Bonilla stopped receiving and accruing his salary in October 2004. On November 1, 2004, Mr. Bonilla agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option will vest in 90 days from the date of grant and will expire in 5 years. Mr. Bonilla will not receive a salary nor will he accrue his salary until the Company can afford to pay him.

            On March 18, 2004, the Company hired Eric Elgar as the Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the right to purchase 150,000 shares of the Company's stock at $0.47. The option will vest fully one year from the date of grant. For the year ended December 31, 2004 the Company has paid Mr. Elgar $57,408 in compensation. Mr. Elgar stopped receiving his salary on October 31, 2004. On November 1, 2004, Mr. Elgar agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option will vest in 90 days from the date of grant and will expire in 5 years. Mr. Elgar will not receive a salary nor will he accrue his salary until the Company can afford to pay him.

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            The Company's quarterly financial data for the years ended December 31, 2004 and 2003 follow below.

                             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
      December 31, 2004:
      Net loss              ($   310,987)   ($   329,277)   ($   275,628)   ($   422,343)
                            ============    ============    ============    ============

      Loss per share        ($       .01)   ($       .01)   ($       .01)   ($      0.02)
                            ============    ============    ============    ============
      Shares used in
      computation             24,638,198      26,780,100      27,027,180      28,485,033
                            ============    ============    ============    ============
      December 31, 2003:
      Net loss              ($   245,800)   ($   234,461)   ($   107,280)   ($   480,892)
                            ============    ============    ============    ============
      Loss per share        ($       .02)   ($       .01)   ($       .01)   ($       .01)
                            ============    ============    ============    ============
      Shares used in
        computation           15,684,811      16,356,032      18,261,760      19,722,913
                            ============    ============    ============    ============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

      The Company's Chief Executive Officer, who also serves as its acting Chief Financial Officer, is primarily responsible for the accuracy of the financial information that is presented in this Annual Report on Form 10-KSB. He has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to him during the period covered by this Annual Report.

Internal Controls

      To meet his responsibility for financial reporting, the Chief Executive Office, who also serves as the Company's acting Chief Financial Officer, has established internal controls and procedures, which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE MOST RECENT EVALUATION BY THE CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER.

                                     PART II

Item 9.  Directors and Executive Officers

      The Company has a five-member board of directors. Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. The biographies of the members of the board and the Company's executive officers appear below.

                                                                                                  Year
Name                  Age                              Position                              Began Service
William Bozsnyak       44     Chairman of the Board of Directors, Chief Executive                 2001
                              Officer, acting Chief Financial Officer, Vice President
                              and Treasurer

Debbie Seaman          46     Director, President and Secretary                                   2001

Joel San Antonio       52     Director                                                            2001

Joseph Carrizzo        47     Director                                                            2001

David Barnes           62     Director                                                            2005

Eric Elgar             46     Chief Technical Officer                                             2004

      William Bozsnyak has served as the Chief Executive Officer, Treasurer and Chairman of the Board of the Company since its inception in January 2001 and became its Chief Financial Officer and Vice President in September 2002. Mr. Bozsnyak served as Chief Financial Officer until April 2004 and as President until September 2002. In 1998, Mr. Bozsnyak created a local portal that focused on small businesses whose needs were not being met on a national level. This portal ultimately became the Company. Prior thereto, Mr. Bozsnyak had worked in the financial services industry, having joined J.P. Morgan Securities Inc. in 1982 and become a vice president in its Institutional Fixed Income Sales Department. In 1993, Mr. Bozsnyak left Morgan to join UBS Securities Inc. (Union Bank of Switzerland) where he remained until 1998. He was a vice president in its Global Fixed Income Department and sold U.S. fixed income securities to major institutional U.S. firms. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a B.S. degree in Business Administration and a minor in Finance.

      On March 9, 2005, Mr. Noel C. Bonilla, Esq., the Company's Chief Financial Officer, passed away. Mr. Bozsnyak has agreed to serve as the Company's acting Chief Financial Officer until a qualified and permanent replacement for Mr. Bonilla is found.

      Debbie Seaman has served as a Director and Secretary of the Company since its inception and has been President since September 2002. Before September 2002 she had served as Vice President. Ms. Seaman has, since 1987, been an independent consultant to small and medium sized construction, law, marketing, publishing, politics and travel companies. In this capacity, Ms. Seaman works as a strategist to increase the value of the companies as a whole, while also helping management and staff foster improved performance and cooperation. Ms. Seaman continues to provide consulting services on a part-time basis. She has also worked for numerous nonprofit organizations such as the National Multiple Sclerosis Society, Nassau/Suffolk Law Services, NYS Youth Bureaus, Surrogate's Court and North Shore Child & Family Guidance Center where her responsibilities included departmental administration, policy and program development, community project organizing, public speaking, grant writing and clinical practice. Ms. Seaman received her Bachelors degree from State University College and her Masters degree in Social Work from Virginia Commonwealth University in 1981. In 2000, Ms. Seaman was awarded the Outstanding Community Leadership Award from the National Multiple Sclerosis Society, Long Island Chapter.

      Joel San Antonio has been a Director of SearchHelp, Inc. since September 2001 and has served on the Company's Audit Committee and Compensation Committee since their formation. Mr. San Antonio began his career as co-founder of a sportswear manufacturer in the women's fashion industry. In 1983, Mr. San Antonio and his partner exited the fashion industry and founded Warrantech Corporation, a third party administrator of service contracts and extended warranty programs. The Company went public in 1984 and in September 1997 was recognized by Fortune Magazine as one of the "100 Fastest Growing Companies in America". Today, Mr. San Antonio serves as Chairman of the Board and Chief Executive Officer of Warrantech Corporation. Since December 1999, Mr. San Antonio serves as Chairman of the Board of MedStrong International Corporation, a public company that transports medical records over the internet and as Chairman of the Board of Marc Pharmaceuticals, Inc., a pharmaceutical company focusing on the development and commercialization of innovative products for the treatment of cancer and other diseases.

      Joseph Carrizzo has served as a Director of the Company since its inception and has served on the Company's Audit Committee and Compensation Committee since their formation. Mr. Carrizzo began his career in 1983 at Lehman Brothers in the corporate bond department where he became a senior level medium term note trader. In 1995, he left Lehman to become an independent distributor of personal care and anti-aging products. His business now includes the distribution of technology and telecom services and on-line products.

      Eric Elgar, has been the Chief Technology Officer since April 2004 . Mr. Elgar attended the New York University Stern School of Business in 1982, where he received a Bachelor of Science degree in information systems and market research. From September 2001 to August 2003, Mr. Elgar acted as Chief Technical Officer for Digital Online Network, Inc. In 1996 through August of 2001, he was Group Managing Director of Online Technology and was also part of CMP Media Speakers Bureau. He has been a spokesperson for the publication at numerous industry events conferences, on National Public Radio and on PSEUDO Online Internet Radio. Mr. Elgar founded E2TechLabs.com LLC in 2003 which specializes in Quality Assurance (QA) for software applications, Web sites and complex infrastructures.

      David M. Barnes. Mr. Barnes became a director of the Company in April of 2005. Mr. Barnes was also appointed to serve as chairman and financial expert of the Company's audit committee. Mr. Barnes will also be the chairman of the Company's compensation committee. Mr. Barnes has served as the chief financial officer of American United Global, Inc. ("AUGI") since May 15, 1996, and was a director of AUGI from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of AUGI's board of directors effective on June 17, 2003 but was reappointed thereto effective December 9, 2003. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes also serves as a director for In Veritas Medical Diagnostics, Inc., since August 1, 2004. Mr. Barnes has over 40 years of experience in finance and public accounting.

Legal Proceedings

      Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding ten percent or more of the Company's Common Stock must report on their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2004, the Company believes that all reports required to be filed by Section 16(a) were filed on a timely basis.

Audit Committee

On April 2, 2003 the Board of Directors established an Audit Committee, which consists of three directors, each of whom must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of David Barnes, as Chairman of the Committee, Joel San Antonio and Joseph Carrizzo. Members of the Committee are appointed by the Board of Directors and serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually and more frequently as circumstances dictate.

The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to: (i) the integrity of the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; (vi) our auditing, accounting, and financial reporting processes generally; and (vii) the performance of such other functions as the Board of Directors may assign from time to time. The Audit Committee has the authority to:

      o make recommendations to the Board of Directors regarding the appointment or replacement of independent public accountants;

      o confer with our independent public accountants regarding the scope, method and results of the audit of our books and accounts;

      o review our financial reporting process and the management recommendations made by our independent public accountants;

      o     recommend and implement any desired changes to our audit procedures;
            and

      o perform such other duties as the Board of Directors may from time to time direct.

Audit Committee Financial Expert

Our Board of Directors has determined that David Barnes qualifies as its "audit committee financial expert", as defined under NASD Rule 4200(a)(15), and has therefore appointed him as such. The other members of the Audit Committee are all capable of reading and understanding financial statements.

Code of Ethics

Our board of directors adopted a Code of Ethics that covers all executive officers of our company and its subsidiaries. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

All our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commision on March 16, 2004.

Item 10. Executive Compensations

                                                                Long-term Compensation Awards
                                  Annual Compensation           Securities Underlying Options
                                  -------------------           -----------------------------
Name                           Salary($)         Bonus($)
----                           ---------         --------
William Bozsnyak                  $80,000(3)          (1)                  60,000(2)
Debbie Seaman                     $70,000(4)          (1)                  60,000(2)
Joseph Carrizzo                       $0              $0                   750,000(5)
Noel C. Bonilla *                 $36,000(6)          (1)                  130,000(7)
Eric Elgar                       $100,000(8)          (1)                  200,000(9)

* Mr. Bonilla passed away on March 9, 2005.

(1) An incentive bonus to be determined prior to commencement of each year determined by the Compensation Committee.

(2) Stock option to purchase up to $200,000 worth of the company's common stock which are to be granted from the Company's stock option plan, at the exercise price equal to the midpoint between the bid and ask price of the company's common stock on the date of grant.

(3) Mr. Bozsnyak is currently not taking his salary and has accrued his salary from January 1, 2004 through September 30, 2004 in the amount of $59,999 and taxes of $4,506. Mr. Bozsnyak commencing on October 1, 2004, waived all future salary under his contract until such time as the Company's cash flow can sustain such payments. The aggregate waived salary through December 31, 2004 of $20,000 was charged to operations with a corresponding increase to additional paid-in capital.

(4) Ms. Seaman is currently not taking her salary and has accrued her salary from January 1, 2004 through September 30, 2004 in the amount of $27,640 and taxes of $2,073. Ms. Seaman commencing on October 1, 2004, waived all future salary under her contract until such time as the Company's cash flow can sustain such payments. The aggregate waived salary through December 31, 2004 of $17,500 was charged to operations with a corresponding increase to additional paid-in capital.

(5) In December 2003, Mr. Carrizzo agreed to accept an option to purchase 750,000 shares of the Company's common stock, at a purchase price of $.25 per share, for business and marketing services rendered to us by him. The value of the services rendered as determined by both management and Mr. Carrizzo and the fair value of the option granted, as determined using the Black-Scholes option pricing method, was $187,500.

(6) On March 18, 2004, the Company hired Mr. Bonilla as a part time Chief Financial Officer. Mr. Bonilla entered into an employment agreement with the Company pursuant to which he was to receive an annual salary of $36,000. Mr. Bonilla was paid $14,000 of his salary. In October 2004, Mr. Bonilla stopped receiving his salary. Mr. Bonilla passed away on March 9, 2005.

(7) Mr. Bonilla, who passed away on March 9, 2005, was granted an option to purchase 70,000 shares of the Company's common stock under the Company's 2004 Stock Plan at a purchase price of $0.47, for becoming the Chief Financial Officer. The option was to vest equally each year over the next four years. On November 1, 2004, Mr. Bonilla agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option vested 90 days from the date of grant and was to expire 5 years there from. Mr. Bonilla also served on the Company's advisory board for which he was given an option each fiscal year to purchase 10,000 shares of the Company's common stock for attending meetings. For fiscal year 2004, he received an option to purchase 10,000 shares at a purchase price of $.70 per share.

(8) On March 18, 2004, the Company hired Eric Elgar as the Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive an annual salary of $100,000. Mr. Elgar was guaranteed employment for at least six months. For the year ended December 31, 2004 the Company has paid Mr. Elgar $57,408 in compensation. Mr. Elgar stopped receiving his salary on October 31, 2004. . Mr. Elgar will not receive a salary nor will he accrue his salary until the Company can afford to pay him.

(9) Mr. Elgar also was also granted the right to purchase 150,000 shares of the Company's stock at $0.47 for becoming the Chief Technical Officer. The option will vest fully one year from the date of grant. On November 1, 2004, Mr. Elgar agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option will vest in 90 days from the date of grant and will expire in 5 years.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             [Individual Grants]

                          Number of securities    Percent of total
          Name                 underlying       options/SARs granted    Exercise or base     Expiration date
                          options/SARs granted     to employees in        price ($/Sh)
                                   (#)               fiscal year

           (a)                     (b)                   (c)                   (d)                 (e)
William Bozsnyak CEO             60,000                  9%                   $0.77              5/21/09

Debbie Seaman
President                        60,000                  9%                   $0.77              5/21/09
                                 70,000                 10%                   $0.47              3/18/09

Noel Bonilla*                    10,000                  1%                   $0.70              5/21/09
CFO                              50,000                  7%                   $0.25              11/1/09

Eric Elgar                      150,000                 22%                   $0.25              3/18/09
CTO                              50,000                  7%                   $0.47              11/1/09

*Mr. Bonilla passed away on March 9, 2005.

Director Compensation

      Directors who are employees of the Company do not receive any fees for their service on the Board. During fiscal year 2004, the Board of Directors did not receive compensation. However, in fiscal year 2004, each non-employee Director received an option to purchase 10,000 shares of the Company's common stock at a purchase price of $ .70 per share. The exercise price was determined by using the midpoint between the bid and ask price of the Company's common stock on the date of grant.

Employment Agreements:

      In January 2004, the Company and William Bozsnyak entered into a 3-year employment agreement. The employment agreement provides for a base salary of $80,000 with a minimal annual 5% increase. Mr. Bozsnyak will also receive an incentive bonus to be determined prior to commencement of each year. The Company's compensation committee will determine the criteria for Mr. Bozsnyak's bonus. Mr. Bozsnyak will be granted options to purchase up to $200,000 worth of shares of common stock under a company stock option plan, at a price equal to the midpoint between the bid and ask price of the Company's common stock on the date of the grant.

      In December 2003, the Company and Debbie Seaman entered into a 3-year employment agreement. The employment agreement provides for a base salary of $70,000 with a minimal annual 5% increase. Ms. Seaman will also receive an incentive bonus to be determined prior to commencement of each year. The Company's compensation committee will determine the criteria for Ms. Seaman's bonus. Ms. Seaman will be granted options to purchase up to $200,000 worth of shares of common stock under a company stock option plan, at a price equal to the midpoint between the bid and ask price of the Company's common stock on the date of the grant.

      On March 18, 2004, the Company hired Eric Elgar as the Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and he also has been granted the right to purchase 150,000 shares of the Company's stock at $0.47. The option will vest fully one year from the date of grant. For the year ended December 31, 2004 the Company has paid Mr. Elgar $57,408 in compensation. Mr. Elgar stopped receiving his salary on October 31, 2004. On November 1, 2004, Mr. Elgar agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25. This option vested 90 days from the date of grant and will expire in 5 years there from. Mr. Elgar will not receive a salary nor will he accrue his salary until the Company can afford to pay him.

      Each employment agreement will be automatically extended each year unless notice of termination thereof is received by either the employee or the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 11, 2005, consisted of 28,485,033 shares of common stock, $.0001 par value per share. Unless otherwise indicated, the address of each of the named persons is care of SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, New York, 11714.

Name and Address                                                     Shares                     Percentage
                                                              Beneficially Owned (1)        Beneficially Owned
William Bozsnyak (2)                                               4,413,438                       15.0%
Debbie Seaman (3)                                                  3,213,505                       11.0%
Joel San Antonio (4)                                               5,515,000                       19.0%
Joseph Carrizzo (5)                                                1,000,000                        3.0%
Eric Elgar (6)                                                       200,000                         *
Bioneutral Laboratories (7)                                        4,600,000                       14.9%
All directors and executive officers as a group (5
persons)                                                          14,341,943                       48.0%
                                                                  ==========

* less than one percent

(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company's common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2)      Includes an option to acquire 15,000 shares of common stock.

(3)      Includes an option to acquire 15,000 shares of common stock.

(4) Mr. San Antonio's address is c/o Warrantech Corporation, 350 Bedford Street, Stamford, CT 06901. Includes an option to acquire 15,000 shares of common stock.

(5) Mr. Carrizzo's address is 35 Marie Drive, Huntington, New York 11743. Includes an option to acquire 750,000 shares of common stock.

(6)      Consists of an option to acquire 200,000 shares of common stock.

(7) Bioneutral Laboratories Corp USA's address is c/o Reed & Smith, 599 Lexington Avenue, New York, New York 10022. Consists of: (i) 1,725,000 shares of common stock and a warrant to acquire an additional 1,725,000 such shares, each held in the name of Bio-Neutral; (ii) and 575,000 shares of common stock and a warrant to acquire an additional 575,000 such shares, each held in the name of Bio-Neutral's wholly owned subsidiary ECT and its affiliates.

Item 12.  Certain Relationships and Related Transactions

      In September 2004, William Bozsnyak the Company's Chief Executive Officer, purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale, for a price of $.25 per share. The total purchase price was $100,000.

      In September 2004, the Company issued 520,753 shares of its common stock to William Bozsnyak the Company's Chief Executive Officer in consideration for repayment of his loan to the Company for $130,188. Also in September 2004, the Company issued 59,280 shares of the Company's common stock to Debbie Seaman, the Company's President in consideration for repayment of her loan to the Company in the amount of $14,820. The price was determined by using the imputed value of the stock on the date of grant.

      At April 11, 2005, the Company was indebted to the Vice President, CEO of the Company in the amount of $118,000. During the first quarter of 2005, the Vice President/Chief Executive Officer made additional loans in the amount of $93,000 to the Company. These advances are non-interest bearing. Mr. Bozsnyak does not expect repayment of these advances until the Company has sufficient cash flows to sustain operations for twelve (12) months.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.   Description of Exhibit
--------------------------------------------------------------------------------

3(i) Agreement of Lease, dated December 1, 2004, between the Company and Briarcliffe Foundation, Inc. ***

3(ii)         Articles of Incorporation of the Company*

3(ii)         By-laws of the Company*

4.1           Specimen Common Stock Certificate of the Company*

4.2           Specimen Class A Warrant Certificate of the Company*

4.3           Specimen Class B Warrant Certificate of the Company*

10.1 Agreement of Lease, dated December 1, 2000, between the Company and Briarcliffe Foundation, Inc. *

10.2 Extension of Agreement of Lease, dated March 18, 2002, between the Company and Briarcliffe Foundation, Inc. *

10.3          Form Lock-Up Agreement between the Company and non-public
              Stockholders*

10.4 Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*

10.6 Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*

10.7          Form of Placement Agent Warrant*

10.8          Company 2004 Stock Plan, dated January 1, 2004. **

10.9 Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **

10.10 Letter Agreement, dated February 3, 2004, between the Company and Bioneutral Laboratories Corporation USA. **

10.11 Letter Agreement, dated February 3, 2004, between the Company and Bioneutral Laboratories Corporation (Worldwide) Limited. **

10.12 Warrant to purchase 575,000 shares of the Company's common stock granted from the Company to Environmental Commercial Technology Corp. **

10.13 Warrant to purchase 1,725,000 shares of the Company's common stock granted from the Company to Bioneutral Laboratories Corporation USA. **

10.14 Amended and Restated Employment Agreement, dated December, 2003, between the Company and Debbie Seaman.**

10.15 Amended and Restated Employment Agreement, dated January 1, 2004, between the Company and William Bozsnyak **

10.16 Placement Agent Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**

10.17 Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**

10.18 Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.19 Software License Agreement, dated August 29, 2003, by and between the Company and Family Trusted Products, LLC. **

10.20         Form Lock-up Extension for Board of Directors. **

10.21 Schedule 10.21 identifying lock-up extensions that are substantially similar to Exhibit 10.20 in all material respects except as to the parties thereto and the amount of shares of common stock of the Company that are locked up. **

10.22 Form Lock-up Extension for the Founding Shareholders and Previous Noteholders. **

10.23 Schedule 10.23 identifying lock-up extensions that are substantially similar to Exhibit 10.22 in all material respects except as to the parties thereto and the amount of shares of common stock of the Company that are locked up. **

14            Code of Ethics of the Company.**

21            List of Subsidiaries***

31.1 Certification of Chief Executive Officer and acting Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act. ***

32.1 Certification Of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002. ***

* Incorporated herein by reference to the Company's Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).

** Incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.

***           Filed herewith.

(b)   Reports on Form 8-K. NONE.

Item 14.  Principal Accountant Fees and Services

Audit Fees:   Year ended December 31, 2003       $25,000

              Year ended December 31, 2004       $48,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
(Registrant)

      By: /s/ William Bozsnyak
              William Bozsnyak, Chief Executive Officer,
              interim Chief Financial Officer, Vice
              President and Treasurer

Date: April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                           Date

/s/ Debbie Seaman            Director                        April 14,, 2005
----------------------
    Debbie Seaman
                             President and Secretary

/s/ Joel San Antonio         Director                        April 14, 2005
----------------------
    Joel San Antonio

/s/ Joseph Carrizzo          Director                        April 14, 2005
----------------------
    Joseph Carrizzo

    David Barnes             Director                        April 14, 2005