Form 10QSB
period 2005-03-31
SEARCHHELP INC
filed 2005-05-23
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of May 11, 2005 is 29,445,033 shares.

                          PART I FINANCIAL INFORMATION


                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                    I N D E X

                                                                          Page No.
                                                                          --------

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as at March 31, 2005 and December 31, 2004
       (Unaudited)                                                             2-3

    Consolidated Statements of Operations
       For the Three months ended March 31, 2005 and 2004 and Cumulative For the Period from January 29, 1999 (Inception) to March 31, 2004
       (Unaudited)
                                                                                4

    Consolidated Statement of Stockholders' Equity
       For the Three Months Ended March 31, 2005 (Unaudited)                    5

    Consolidated  Statements  of Cash Flows For the Three Months ended
     March 31, 2005 and 2004 and Cumulative For the Period From
     January 29, 1999 (Inception) to March 31, 2005 (Unaudited)                6-8

    Notes to Consolidated Financial Statements (Unaudited)                    9-28

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                       March 31,   December 31,
                                                          2005          2004
                                                       ----------   ----------

Current assets:
  Cash                                                 $    5,079   $    2,459
  Accounts receivable                                         651          951
  Prepaid insurance                                        20,074       18,519
  Prepaid consulting fees                                   6,389       17,764
                                                       ----------   ----------
        Total current assets                               32,193       39,693
                                                       ----------   ----------

Property and equipment - at cost,
  less accumulated depreciation                                --           --
                                                       ----------   ----------

Other assets:
  Software development costs, less accumulated
    amortization of $337,496 and $306,300, respectively   224,981      256,177
  Deferred license fee                                  1,950,000    1,950,000
  Security deposit                                          2,155        2,155
                                                       ----------   ----------
        Total other assets                              2,177,136    2,208,332
                                                       ----------   ----------

        Total assets                                   $2,209,329   $2,248,025
                                                       ==========   ==========


                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS(Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       March 31,   December 31,
                                                          2005          2004
                                                       ----------   ----------
Current liabilities:
  Note payable - bank                                 $    50,000   $    49,450
  Note payable - Insurance                                 10,621        11,474
  Current portion of long-term debt                            --         2,353
  Due to stockholders                                     352,349       236,641
  Deferred revenues                                         1,594           500
  Accounts payable and accrued expenses                   395,008       294,193
                                                      -----------   -----------
        Total current liabilities                         809,572       594,611
                                                      -----------   -----------

Commitments and contingencies                                  --            --

Stockholders' equity
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding -28,485,033
    shares, respectively                                    2,849         2,849
  Additional paid-in capital                            5,177,386     4,954,526
  Deficit accumulated in the development stage         (3,780,478)   (3,303,961)
                                                      -----------   -----------
        Total stockholders' equity                      1,399,757     1,653,414
                                                      -----------   -----------

        Total liabilities and stockholders'
          equity                                      $ 2,209,329   $ 2,248,025
                                                      ===========   ===========


                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Cumulative From
                                          For the Three    For the Three      January 29, 1999
                                          Months Ended      Months Ended       (Inception) to
                                         March 31, 2005    March 31, 2004      March 31, 2005
                                          ------------       ------------       ------------
Revenues                                  $        286       $        592       $     21,602
                                          ------------       ------------       ------------

Operating expenses:
  Selling                                       41,040             41,098            561,181
  Web site costs                                13,290             17,472            217,379
  Software development costs                        --             75,000            285,524
  General and administrative                   201,695            162,769          1,577,152
  Amortization and impairment of
    license costs and deferred
    promotional incentives                          --                                63,667
  Depreciation and amortization                 31,197             14,757            357,618
                                          ------------       ------------       ------------
Total operating expenses                       287,222            311,096          3,062,521
                                          ------------       ------------       ------------

Loss from operations                          (286,936)          (310,504)        (3,040,919)
                                          ------------       ------------       ------------

Other expenses:
  Interest                                       3,004                483            109,827
  Interest-related party                         2,577                                10,577
  Warrant penalty-related party                184,000                               322,000
  Compensatory element of
    noteholders purchase rights                     --                 --            231,450
  Amortization of deferred
    financing costs                                 --                 --             52,500
Loss on disposal of equipment                       --                 --             13,205
                                          ------------       ------------       ------------
Total other expenses                           189,581                483            739,559
                                          ------------       ------------       ------------

Net loss                                  ($   476,517)      ($   310,987)      ($ 3,780,478)
                                          ============       ============       ============

Per share data:
  Loss per share - basic and diluted             ($.02)             ($.01)
                                          ============       ============

Weighted average number of
  shares outstanding                        26,801,275         24,638,198
                                          ============       ============


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                                        Deficit
                                                                                      Accumulated                     Total
                                                 Common Stock            Additional      in the        Stock      Stockholders'
                                           -------------------------      Paid-In     Development  Subscriptions Equity (Capital
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

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)

                                                                                       Deficit
                                                                                     Accumulated          Total
                                             Common Stock             Additional        in the        Stockholders'
                                     ---------------------------       Paid-In       Development     Equity (Capital
                                        Shares          Amount         Capital          Stage          Deficiency)
                                     -----------     -----------     -----------     -----------      -----------

Balance at January 1, 2005            28,485,033     $     2,849     $ 4,954,526     ($3,303,961)     $ 1,653,414

Issuance of common stock options                                           1,360                            1,360

Officer's salaries waived                                                 37,500                           37,500

Warrant penalty                                                          184,000                          184,000

Net loss                                      --              --              --        (476,517)        (476,517)
                                     -----------     -----------     -----------     -----------      -----------

Balance at March 31, 2005             28,485,033     $     2,849     $ 5,177,386     ($3,780,478)     $ 1,399,757
                                     ===========     ===========     ===========     ===========      ===========



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Cumulative From
                                                                      For the Three           January 29, 1999
                                                                       Months Ended            (Inception) to
                                                                         March 31,                March 31,
                                                               ----------------------------      -----------
                                                                   2005             2004             2005
                                                               -----------      -----------      -----------
Cash flows from operating activities:
Net loss                                                       ($  476,517)     ($  310,987)     ($3,780,478)
                                                               -----------      -----------      -----------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Deferred revenue                                                     1,094               33            1,594
Warrant penalty                                                    184,000                           322,000
Waiver of officer's salaries                                        37,500               --           75,000
 Imputed interest                                                       --               --            8,000
 Compensatory element of stock options                               1,360                             1,360
 Compensatory element of noteholders'
   purchase rights                                                                                   231,450
Depreciation                                                            --            1,457           14,288
Amortization of deferred financing costs                                --               --           52,500
Amortization of software development costs                          31,196           13,299          337,496
Amortization of consulting fees                                     12,735               --           89,280
Amortization and impairment of licenses and                             --                                --
deferred promotional incentives                                         --               --           44,500
      Amortization and write off of deferred license costs              --               --           25,000
      Loss on disposal of equipment                                                                   13,205
Common stock issued for legal fees                                                                     9,000
Increase (decrease) in cash flows as a result of                        --               --
changes in asset and liability account balances:
Accounts receivable                                                    300           (1,156)            (651)
Prepaid insurance                                                   (1,555)            (872)         (20,074)
Due to placement agent                                                  --            4,800               --
Due to stockholders                                                  3,771               --          215,412
Security deposits                                                       --               --           (2,155)
Accounts payable and accrued expenses                              100,815          (17,889)         395,008
                                                               -----------      -----------      -----------
Total adjustments                                                  371,216             (328)       1,812,213
                                                               -----------      -----------      -----------
Net cash used in operating activities                             (105,301)        (311,315)      (1,968,265)
                                                               -----------      -----------      -----------

Cash flows from investing activities:
Equipment purchases                                                     --               --           (8,204)
Software development costs                                              --                          (247,477)
Deferred license costs                                                                               (50,000)
Deferred license fee                                                    --         (500,000)        (800,000)
                                                               -----------      -----------      -----------
Net cash used in investing activities                                   --         (500,000)      (1,105,681)
                                                               -----------      -----------      -----------

Net cash used in operating and investing activities               (105,301)        (811,315)      (3,073,946)
                                                               -----------      -----------      -----------

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                             For the Three
                                                             Months Ended              Cumulative From
                                                                March 31,             January 29, 1999
                                                      ----------------------------     (Inception) to
                                                         2005             2004         March 31, 2004
                                                      -----------      -----------    ----------------
Net cash used in operating and
  investing activities brought forward:               ($  105,301)     ($  811,315)     ($3,073,946)
                                                      -----------      -----------      -----------

Cash flows from financing activities:
  Due to stockholders                                     110,577               --          468,085
  Note payable - bank                                         550               --           50,000
  Loans payable                                            (3,206)          (1,252)          93,707
  Deferred financing costs                                     --               --          (52,500)
  Deferred registration costs                                  --               --         (234,681)
  Proceeds from sale of securities                             --          689,345        2,747,964
  Proceeds from stock
    subscriptions receivable                                   --               --            6,450
                                                      -----------      -----------      -----------
Net cash provided by financing activities                 107,921          688,093        3,079,025
                                                      -----------      -----------      -----------

Net increase (decrease) in cash                             2,620         (123,222)           5,079

Cash at beginning of period                                 2,459          271,800               --
                                                      -----------      -----------      -----------

Cash at end of period                                 $     5,079      $   148,578      $     5,079
                                                      ===========      ===========      ===========

Supplemental disclosure of cash flow information:

Cash payment made during the period
  Interest                                            $    12,979      $       533      $   116,634
                                                      ===========      ===========      ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                             For the Three
                                                             Months Ended              Cumulative From
                                                                March 31,             January 29, 1999
                                                      ----------------------------     (Inception) to
                                                         2005             2004         March 31, 2005
                                                      -----------      -----------    ----------------
Supplemental Schedules of Noncash Investing
    and Financing Activities:

  Assets acquired for debt                                     --              --       $   19,289
                                                                                        ==========

  Deferred promotional incentives acquired through
    exercise of common stock purchase rights                   --              --       $   44,500
                                                                                        ==========

  Common stock issued for services rendered                    --              --       $  100,000
                                                                                        ==========

Stockholder's loans converted to common stock                  --                       $  257,083
                                                                                        ==========

Compensatory element of note holders'
  purchase rights                                              --              --       $  231,450
                                                                                        ==========

Due to placement agent                                         --                       $    1,700
                                                                                        ==========

Issuance of stock options as partial payment
  For software                                                 --                       $  290,000
                                                                                        ==========

Issuance of common stock options for
  services rendered                                            --              --       $  190,809
                                                                                        ==========

Warrant penalty                                        $  184,000              --       $  322,000
                                                       ==========                       ==========

Issuance of common stock and common stock
  warrants for license                                         --                       $1,150,000
                                                                                        ----------

Officers' salaries waived                              $   37,500              --       $   75,000
                                                       ==========                       ==========


                 See notes to consolidated financial statements

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE  1  -      PLAN OF ORGANIZATION:

                (a) Organization and Presentation of Financial Statements:

                           SearchHelp,  Inc. (the "Company") was incorporated in
                the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The
                Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has recorded a net loss of $476,517 and $310,987 for the three months ended March 31, 2005 and 2004, respectively and a cumulative loss $3,780,478 from January 29, 1999 (Inception) to March 31, 2005.

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

                           The  Company  offered  for sale to the  public  in an
                initial public offering ("IPO"), through a placement agent, on a best efforts basis, up to 8,000,000 units (each consisting of one share of common stock, one A warrant to purchase one share of common stock at $.75 per share and one B warrant to purchase one share of common stock for $1.75 per share) at a purchase price of $.50 per unit. The IPO was declared effective on January 22, 2003. The Company sold 2,474,000 units for total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. From the proceeds of the IPO the Company repaid all previously outstanding notes totaling $475,000 and interest of $82,518. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance of $244,452 was used for working capital and was fully expended to support operations.

                        Accordingly,  effective September 8, 2003, after the IPO
                had closed and, in part, because the IPO had not been fully subscribed, the Company commenced a best efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors were required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased to 6,000,000 shares at the same purchase price. The offering was extended through August 31, 2004 and further increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. As of September 30, 2004, the offering was completed. Under this private offering, 6,886,000 shares of the Company's common stock were sold for gross proceeds of $1,721,500 less $52,750 in offering costs. The Company paid the placement agent a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expense allowance of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agent's cash compensation, the Company gave the placement agent warrants to purchase up to 720,000 shares of common stock at a purchase price of $.30 per share which are exercisable for a period of 5 years, which means that the placement agent received a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. The placement agent's warrants and the underlying shares of common stock were not registered at the time of grant. The placement agent has certain piggyback rights to cause the registration of the shares if the Company effects a registration of its securities. For the year ended December 31, 2004, 4,078,000 shares were purchased for $976,455, net of $43,045 in offering costs. One placement agent received warrants to purchase  34,000  shares  of the  Company's  common  stock  at a purchase price of $0.30 per share at December 31, 2003 and 138,800 shares of the Company's common stock at a purchase price of $0.30 per share for the quarter ending September 30, 2004, for a aggregate of 172,800 shares of the Company's common stock for the year ended December 31, 2004. These warrants were issued to this placement agent in October 2004. The net proceeds of this offering have been used to support the Company's operations.

                        Since the Company has not generated significant revenues
                and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue operating. On April 25, 2005, the Company amended its Articles of Incorporation to issue 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000 from 100,000,000. Management plans to raise additional capital through a private offering of its new class of preferred stock. Management is planning to raise the funds by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days, in addition to the $215,000 that has already been raised through a private sale of the Company's common stock. If the Company is unable to raise the necessary capital, within the next three month, it will be unable to continue operating.

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

                         The Company's two existing software products, Sentry At
                Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. The Company had entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP was to be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP was to pay the Company a royalty of 10% on all FTP sales of the Sentry products. The Company signed a termination agreement with FTP on April 1, 2005. The Company is currently manufacturing the products and expects completion sometime in June 2005.

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

                         On  February  3,  2004,  the  Company  entered  into  a
                Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT has been granted the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000 plus an additional payment of $100,000 by August 2004. Due to the delay in the Environmental Protection Agency approval, the Company will make the final payment of $100,000 when ECT begins to generate revenue from the mold compound. The Company will also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, Bioneutral Laboratories Corporation USA, a total of 2,300,000 shares of common stock and warrants to purchase up to an additional 2,300,000 shares of common stock.

                         The fair  value  paid for the  participation  agreement
                aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued and is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. Under the participation agreement, the Company was required to effectuate and pay the costs of a registration statement to be filed with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company was not successful in registering the securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 per share at January 1, 2006. If the registration statement was not effective by January 1, 2005, both ECT and its parent could cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and
                (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. The Company does not intend to make this payment until revenues are generated from the compound. The Company has requested an extension to effect a registration statement as well as a freeze in the exercise price of the warrants. For the three months ended March 31, 2005, operations was charged $184,000 for the $.08 penalty incurred between the difference of the issue price of $0.27 and the warrant schedule price of $0.19.

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

                (a) Basis of Presentation:

                         The accompanying  unaudited  financial  statements have
                been prepared in accordance with accounting principles generally accepted in the United States of America. The Company in August 2003 incorporated its wholly owned subsidiary, Indoor Air Quality Services, Inc., which has had no activity through March 31, 2005. The accompanying unaudited financial statements for the three months ended March, 31, 2005 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The accompanying unaudited financial statements for the three months ended March 31, 2005 include the accounts of the Company and its wholly owned subsidiaries Indoor Air Quality Services, Inc., FamilySafe, Inc., which was incorporated in February 2004 for the software activities of the Company, and the Company's newest subsidiary, Digital I.D. Systems, Inc., which was incorporated in August 2004 which intends to concentrate on digital security technology.

                         In the opinion of management,  the unaudited  financial
                statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operation and cash flows for the three months ended March 31, 2005 and 2004. The results of operation for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.

                         The December  31, 2004  balance  sheet was derived from
                the audited financial statements included in the Company's report on Form 10-KSB for the ended December 31, 2004 and should be read in conjunction therewith.

                (b) Revenue Recognition:

                        For the three  months  ended  March 31, 2005 the Company
                has not generated significant revenues and is in the development stage. The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract. The Company reported consolidated revenues at March 31, 2005 of $286 and deferred revenues of $1,594. Royalty income will be recognized in the same period as the underlying licensees' sales are reported as income. Revenues in the form of sales and commissions from the on-line sale of products, if any, will be recognized at the date of shipment.

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES
                (Continued):


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

NOTE  2  -      SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES
               (Continued):


                (h) Advertising Costs.

                         The Company expenses ordinary advertising and promotion
                costs as incurred. Advertising and promotion costs were $12,410 and $1,745 for the three months ended March 31, 2005 and 2004, respectively.

                (i) Software Research and Development Costs:

                         Research   and   development   costs  are  expensed  as
                incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $204,342 which were charged to operations ($154,609 in 2003 and $49,715 in 2002) in connection with the initial development phase of two products. For the three months ended March 31, 2005 the Company did not incur any software development costs and incurred $75,000 for the three months ended March 31, 2004.

                (j) Recently Issued Accounting Pronouncements:

                         In  December  2004,  the  FASB  issued  SFAS  No.  153,
                Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                         In December 2004, the FASB issued SFAS No. 123 (revised
                2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees In. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

                         Management    believes    the    adoption    of   these
                pronouncements will not have a material impact on the Company.

NOTE  3  -      PROPERTY AND EQUIPMENT.

                         Property and equipment consist of the following:

                                                    March 31,       December 31,
                                                      2005             2004
                                                     -----            -----
                Computers                            $  --            $  --
                Furniture and fixtures                  --              803
                                                     -----            -----
                                                        --              803
                Less:  Accumulated depreciation                         803
                                                     -----            -----
                                                     $  --            $  --
                                                     =====            =====

                Depreciation expense charged to operations for the year ended December 31, 2004 was $1,457 and for the three months ended March 31, 2005 there was no charge to operations for depreciation.

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

                         In accordance with the American  Institute of Certified
                Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477 of which $33,625 and $59,830 were capitalized in 2003 and 2002. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. Amortization charged to operations during the years ended December 31, 2003 and 2002 was $59,000 and $35,584 and $33,625 for the nine months ended September 30, 2004 and 2003, respectively. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The total purchase price is cash of $25,000 and options to acquire 750,000 shares of the Company's common stock, See Note 12. The Company received the deliverables and paid the remaining $15,000 to the vendor in March 2004. Amortization for the additional software costs was $31,196 and $4,792 for the three months ended March 31, 2005 and 2004.

NOTE  5  -      NOTES PAYABLE - BANK.

                         The Company has a $50,000 revolving line of credit with
                a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate. The average interest rate charged to the Company for the three months ended March 31, 2005 was 7.9% and 7.50% at December 31, 2004. Interest expense of $2,152 was charged to operations during the year ended December 31, 2004, $3,004 and $483 were charged to operations for the three months ended March 31, 2005 and 2004 respectively. At December 31, 2004 and March 31, 2005, $50,000 of the line has been utilized. The debt is guaranteed by the CEO of the Company and is collateralized by marketable securities which he owns which had a fair market value of approximately $36,000 at December 31, 2004 and $35,000 at March 31, 2005.

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

NOTE  7  -      NOTE PAYABLE-INSURANCE.

                  Long-term debt is comprised of the following:

                                                      March 31,    December 31,
                                                        2005          2004
                                                      --------      --------
   Obligation under equipment financed
     payable in installments of $495 including
     13% interest through March 2005                  $     --      $  2,353
   Insurance premium finance loan payable in
     installments of $2,253 including 7% interest       10,621        11,474
   Less:  Current portion                              (10,621)      (13,827)
                                                      --------      --------
                                                      $     --      $     --
                                                      ========      ========

NOTE  8  -      DUE TO STOCKHOLDERS.

                         At December 31,  2003,  the Company was indebted to its
                CEO, William Bozsnyak, in the amount of $130,188 and its President, Debbie Seaman, in the amount of $14,820 for non-interest bearing cash working capital advances made to the Company. The results of operations for 2004 include a charge for imputed interest of $8,000 on these advances at 7.25% which is the rate charged on the Company's short term debt to a bank. In September 2004, the Company issued 520,753 shares of the Company's common stock to William Bozsnyak and 59,280 shares of the Company's common stock to Debbie Seaman in full repayment and satisfaction of the loans and imputed interest thereon. In December 2004, Mr. Bozsnyak made an additional loan to the Company of $25,000 and additional loans of $83,000 through March 31, 2005. Because of the large amount of money that Mr. Bozsnyak has loaned the Company Management has decided to accrue interest on the outstanding loan amount. For the three months ended March 31, 2005, operations was charged $2,577 with a corresponding credit to shareholder loan. The Interest rate used in this calculation is the same interest rate paid to the Company's short term lender. Under the terms of their respective employment contracts, Ms. Seaman and Mr. Bozsnyak are owed $27,640 and $59,998, respectively, at March 31, 2005 for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate salaries waived through December 31, 2004 was $37,500 For the three months ended March 31, 2005 $37,500 was also waived. Operations was charged with a corresponding increase to additional paid-in capital.

                         The  Company's  former  securities  counsel  is  owed $
                22,663 for unpaid legal services at December 31, 2004 and $28,375 at March 31, 2005.

                         The  Company  owes  $100,000  to the seller of its mold
                license at March 31, 2005 and it owes $759 to a corporation, the CEO of which is also a director of the Company, for reimbursement of administrative costs expended by that corporation on behalf of the Company.

                           On  December  30,  2003,  management  agreed to issue
                non-employee director options to acquire 750,000 restricted shares of the Company's common stock for business and marketing advice rendered by the director in the last quarter of 2003. The fair value of the services rendered as determined by both the director and management is the fair market value of the options to be issued, as determined by utilizing the Black-Scholes option pricing model, based upon the then selling price of restricted shares through the Company's private placement, $0.25 per share. Such fair value of $187,500 has been charged to operations in 2003 with a corresponding increase in due to stockholders. The options were physically granted on March 12, 2004 at which time the liability to stockholders was reduced by $187,500 and additional paid-in capital was increased by $187,500.

                         As of  March  31,  2005,  the  options  have  not  been
                exercised and no stock has been issued.

NOTE  9  -      ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                         Accounts  payable and accrued  expenses  consist of the
                following at:

                                                          March 31, December 31,
                                                            2005         2004
                                                          --------     --------
                Professional fees                         $107,344     $ 58,226
                Estimated registration costs               200,000      200,000
                Interest on notes payable                      334          315
                Consultants                                  9,322        9,742
                Accrued Officer Payroll                         --           --
                Accrued Payroll other & payroll taxes       23,333        6,580
                Sundry operating expenses                   54,675       19,330
                                                          --------     --------
                                                          $395,008     $294,193
                                                          ========     ========

NOTE 10  -        INCOME TAXES.

                         The  Company  does not have any  currently  payable  or
                deferred federal or local tax benefit since its inception to March 31, 2005. At December 31, 2004 the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and $1,041,000 expires in 2023 and $1,327,000 which expires in 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $982,000 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:

                                              For the Three Months Ended March 31,
                                       -------------------------------------------------
                                                2005                       2004
                                       ---------------------     -----------------------
Loss before income taxes               ($484,000)               ($ 311,000)
                                       =========                ==========

Expected statutory tax benefits        ($165,000)      -34.0%    ($105,700)        -34.0%
Warrant price reduction                $  16,940         3.5%    $      --           0.0%
Nondeductible expenses                     7,300         1.5%       16,400           5.3%
Net operating loss valuation reserve     141,000        29.0%       89,300          28.7%
                                       ---------    --------     ---------    ----------
Total tax benefit                      $      --         0.0%    $      --           0.0%
                                       =========    ========     =========    ==========

NOTE 11  -        COMMON STOCK.

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

                        In May 2004,  three  members of the  Company's  Advisory
                Board were issued an aggregate of 130,000 shares of the Company's common stock whose fair value on the date of issuance was $91,000. Half of these shares are being held in escrow as the recipients will earn these escrowed shares on a pro rata basis if they continue to serve on the Advisory Board for one year. The other 50% was earned by the recipients when issued. Amortization of the 50% to be earned and the initial 50% aggregated through March 31, 2005 was $80,819 and for the three months ended March 31, 2005 was $11,375. In April 2004, management decided to disband the Advisory Board for the IAQ area due to the inactivity of the IAQ division, this board never met and no stock was earned. Therefore, 90,000 shares of common stock were returned to the transfer agent. In April an entry was made to operations crediting Advisory Board consulting for $45,500 with a corresponding debit to additional paid-in capital.

                        In  May  2004,   management  issued  90,000  options  to
                purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 were granted to the Chief Financial Officer who also serves on the Advisory board. On March 9, 2005, Noel C. Bonilla, the Company's CFO passed away. Mr. Bonilla's options were cancelled upon his death and will no longer be accounted for under APB 25. The other 40,000 options were granted to four non-employees. The fair value of the option as determined by the Black-Scholes option pricing model of $1,360 was charged to operations with a corresponding increase to paid in capital. An additional 40,000 options were granted to two directors who also serve on the Audit and Compensation Committees. The fair value of these options was $1,360 using the Black-Scholes option method and will be accounted for under APB
                25. For the three months ended March 31, 2005, $1,360 was charged to operations for the Advisory Board Members options. The fair value of the Advisory Board Members options as determined by the Black-Scholes option pricing model and accounted for under APB 25 was also $1,360 for the three month ended March 31, 2005.

NOTE 11  -      COMMON STOCK.  (Continued)

                         In  November   2004,   the  Company  issued  the  Chief
                Financial Officer and the Chief Technical Officer each an option to purchase 50,000 shares of the Company's common stock for a purchase price of $.25 per share. These options vest fully in 90 days and have an option life of 5 years. On March 9, 2005, Noel
                C. Bonilla, the Company's CFO passed away. Mr. Bonilla's options were cancelled upon his death. The fair value of the CTO's option for the three months ended March 31, 2005 was $400 using the Black-Scholes option method and will be accounted for under APB 25.

                         Initial Sale of the Company's Securities to the Public:

                         The Company  entered into an agreement with a placement
                agent to offer for sale to the public on a best efforts basis up to 8,000,000 units (each consisting of one share of common stock, one warrant to purchase one share of common stock at a price of $.75 per share and a warrant to purchase one common share at $1.75) at $0.50 per unit, which became effective on January 22, 2003. The Company granted the placement agent and its designee warrants, which expire on December 31, 2007, to purchase up to 247,000 units at $.985 per unit for five years. Upon the exercise of a warrant by the placement agent, the placement agent shall receive a share of the Company's common stock, a class A redeemable warrant to purchase one share of common stock exercisable at $.985 per share for five years and class B redeemable warrant to purchase one share of the Company's common stock for five years at $2.285. Management and the placement agent consider the placement agent warrants to be additional compensation for the agent's services in the offering. If these warrants are exercised in whole or in part, any excess of the fair value of the securities issued over the warrant exercise price will be reflected as cost of raising capital and not a charge to operations and, accordingly, will be charged to additional paid in capital. The offering which originally terminated on June 30, 2003 was extended to July 31, 2003. The Company sold 2,474,000 units for total gross proceeds of $1,237,000. The placement agent received 10% of the gross proceeds from the offering, plus certain warrants and reimbursement of expenses of 3% of the gross proceeds. Placement agent fees and registration costs were $403,942 of which $234,681 had been paid in 2002 and 2001 and the balance of $169,311 was paid from the proceeds of the offering. From the proceeds of the IPO the Company repaid all previously outstanding notes totaling $475,000 and interest of $82,518. $265,719 of the proceeds from the IPO was used to pay accounts payable and expenses. The balance of $244,452 was used for working capital and was fully expended to support operations.

NOTE 11  -      COMMON STOCK.  (Continued)

                         Private Placement of the Company's Securities:

                         On  September  8, 2003,  the  Company  commenced a best
                efforts private offering of up to 4,000,000 shares of its common stock, $0.0001 par value, at $0.25 per share. The per share offering price was established by the Company because of the restrictions on transfer of the shares and the fact that prospective investors will be required to purchase a substantial number of shares (20,000 for $5,000) in order to participate. In November 2003, the offering was increased up to 6,000,000 shares of the Company's common stock at the same purchase price and provided that the Company may use one or more placement agents to assist in the sale. This offering was further extended through September 30, 2004 as well as increased to raise $1,800,000 and to sell 7,200,000 shares of the Company's common stock. This was primarily due to the delay in launching the Company's software products. The placement agent earned a commission of 10% of the proceeds of all the shares placed by the placement agent and non-accountable expenses of 2% of the proceeds of all the shares placed by the placement agent. In addition to the placement agents' cash compensation, the Company has agreed to give the placement agent warrants to purchase up to an aggregate of 720,000 shares of common stock at a purchase price of $.30 per share which will be exercisable for a period of 5 years. This means that the placement agent will receive a warrant to purchase one share of common stock for every 10 shares sold by the placement agent. For the nine months ended September 30, 2004 one Placement Agent sold a total of 1,388,000 shares for an aggregate of $347,000 net of $41,640 in commissions. Through September 30, 2004, the same placement agent was paid in full the 10% commission and 2% non accountable expense fee. The placement agent was entitled to receive a warrant to purchase 172,800 common shares of the Company's stock at $0.30 per share. The offering was closed on September 30, 2004, and the warrant was issued on October 15, 2004.

                         In  September   2004,  the  Company's  Chief  Executive
                Officer purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale for a purchase price of $.25 per share. The total purchase price was $100,000.

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

NOTE 11  -      COMMON STOCK.  (Continued)

                         For the three  months  ended  March 31,  2005,  options
                under the Plan to acquire 675,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.25 to $0.77 per share, which was the average of the bid and ask of our common stock on the dates of grant.
                However, due to the Company's CFO passing away, options to purchase 130,000 shares of the Company's common stock that had been granted to Mr. Bonilla were cancelled upon his death leaving an aggregate balance of 545,590 shares issued. The Company plans to issue an option to Mr. Bonilla's estate for the 130,000 shares plus an additional option to purchase 100,000 shares of the Company's common stock as soon as practical. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $11,870 to $488,387 ($0.02) per share for the three months ended March 31, 2005. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

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

                         As the exercise price of all options  granted under the
                plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for three months ended March 31, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

                                             For the Three Months Ended
                                             ---------------------------     Cumulative From
                                                      March 31,             January 29, 1999
                                                 2005            2004       To March 31, 2005
                                                 ----            ----       -----------------
         Net loss as reported                 ($476,517)      ($310,987)      ($3,780,478)
         Net loss pro forma                   ($488,387)      ($314,403)      ($3,792,348)
         Shares - Basic                       28,485,033      26,530,000
         Basic loss per share as reported      ($0.02)         ($0.01)
         Basic loss per share pro forma        ($0.02)         ($0.01)

                         Presented below is a summary of the status of the stock
                options in the plan and the related transactions for the three months ended March 31, 2005:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                                                   EXERCISE
                                                                     SHARES          PRICE
                     Options outstanding as of  January 1, 2005      675,590    $0.25 to $0.077
                                                                                ===============
                     Granted                                         675,590    $0.25 to $0.077
                                                                                ===============
                     Canceled/Surrendered                            130,000
                     Exercised                                             0
                     Forfeited                                             0
                                                                     -------
                     Options outstanding at March 31, 2005           545,590        $0.44
                                                                     =======        =====

                         For the three months ended March 31, 2005, the Plan has
                954,410 shares available for grant.

                         The  weighted  average  fair value of stock  options at
                date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended March 31, 2005 was $0.44.

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

                         The following  table  summarizes  the status of all the
                Company's stock options outstanding and exercisable at March 31, 2005.

                                            STOCK OPTIONS                    STOCK OPTIONS
                                             OUTSTANDING                      EXERCISIABLE
                                             -----------                      ------------
                                                      WEIGHTED                          WEIGHTED
                                                      AVERAGE                           AVERAGE
                                                      EXERCISE                          EXERCISE
           EXERCISE PRICES              SHARES         PRICE               SHARES        PRICE
           ---------------              ------         -----               ------        -----
                $0.25                   800,000        $0.24              800,000        $0.24
                $0.33                 2,300,000        $0.32                 0           $0.32
                $0.47                   375,590        $0.46              285,590        $0.46
                $0.62                   750,000        $0.61              375,000        $0.61
                $0.70                    80,000        $0.68               40,000        $0.68
                $0.77                   120,000        $0.75               60,000        $0.75
                                        -------        -----            ---------        -----
       Total at March 31, 2005        4,425,590        $0.51            1,515,590        $0.51
                                       ---------       -----            ---------        -----

NOTE 11  -      COMMON STOCK.  (Continued)

                         As of March 31, 2005, outstanding options to purchase a
                total of 40,000 shares of the Company's common stock were granted to members of the Company's Advisory Board in May 2004. A consultant was also granted two options to purchase an aggregate of 750,000 shares of the Company's common stock which are also outstanding at March 31, 2005 (See note 12b). None of the options have been exercised at March 31, 2005.

                         In November  2004,  management  also  granted the Chief
                Financial Officer and the Chief Technical Officer an option to purchase 50,000 shares each of the Company's common stock at a purchase price of $.25 per share. Mr. Bonilla's option to purchase 50,000 shares was automatically cancelled upon his death on March 9, 2005.

                         At  March  31,  2005  none  of the  options  have  been
                exercised.

                           Warrants:

                         As part of its initial  sale of its  securities  to the
                public the Company sold Class A warrants to acquire 2,474,000 common shares at $0.75 per share and Class B warrants to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company's securities, the agent and its designees received rights to acquire 247,000 units of the Company's securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire one share of common stock at $2.285 per share. Warrants to acquire 172,800 shares of the Company's common stock at $0.030 per share was issued to a placement agent exercisable for five years as part of its compensation for its services in the Company's private placement of its securities in 2004.

                         As part of the purchase  price of a license (See Note 1
                (b)), the Company issued a warrant to acquire 2,300,000 shares of common stock at an initial price of $0.33 per share. Due to the Company's not registering the underlying common stock in the prescribed time frame, the exercise price of the warrants has been reduced to $0.27 per share at December 31, 2004 and another $.08 per share for the three months ended March 31, 2005

                         At March 31, 2005, none of the warrants were exercised.

NOTE 12  -      COMMITMENTS AND CONTINGENCIES.

                (a) Stock Purchase Rights:

                         Certain  notes payable  include a default  penalty that
                entitles the holder to purchase (i) 10,000 shares of the Company's common stock for $.01 per share if the note is not repaid on its original due date and (ii) 5,000 shares of the Company's common stock for $.01 per share for each thirty day period the note remains unpaid past its original due date. Each note holder receives these purchase rights regardless of whether the individual note holder agrees to extend the due date of the note. Through December 31, 2002, the note holders received rights to acquire 780,000 shares of the Company's common stock at purchase price of $.01 per share. The difference between the fair value of the common stock underlying the purchase rights ($.09 per share, which was the ascribed fair value of the purchase rights using the Black-Scholes Option Pricing Model for determining fair value) and the exercise price of $.01 per share is charged to operations as additional interest on the date the purchase rights are issued.

NOTE 12  -      COMMITMENTS AND CONTINGENCIES. (Continued)

                Through December 31, 2002, the note holders exercised rights to acquire 310,000 shares of the Company's common stock. During the year ended December 31, 2003, the note holders received additional rights to acquire 345,000 shares of the Company's common stock at a purchase price of $.01 per share, which is the difference between the fair value of the common stock underlying the purchase rights ($.49 per share which was determined by management as the difference between the $.50 per unit price the common stock was then being offered to the public and the $.01 per share note holders purchase price). During the year ended December 31, 2003, the note holders exercised purchase rights to acquire 815,000 shares of the Company's common stock. At March 31, 2005, no purchase rights to acquire common stock were outstanding.

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

                         Effective  August 15, 2003, the parties  terminated the
                agreement by entering into a software purchase and services agreement. Under the terms of this agreement the Company is not required to pay the balance owed of $25,000 under the license agreement. The Company, under the new agreement, will acquire the software and all related documents which it had licensed in the June 2002 agreement. The purchase price for the software is $50,000 in cash of which $10,000 was paid at the signing of the agreement, the Company was given a $25,000 credit for the cash paid under the old license agreement and the balance of $15,000 was paid on March 26, 2004 on the date of the closing. The seller also received additional compensation for the software in the form of two options to buy a total of 750,000 shares of the Company's common stock at an exercise price of $ .62 per share, which is the average of the Company's trading prices for the thirty (30) day period immediately preceding the effective date of the agreement. One option to purchase 250,000 shares of the Company's common stock is exercisable only if the Company sells 3,000,000 units of the software in the five (5) year period immediately following the closing. The other option to purchase 500,000 shares of the Company's common stock is exercisable at any time up to five (5) years. The fair value of the option for 500,000 shares at the date of grant was $290,000 which along with the $50,000 in cash is reflected in the accompanying financial statements as capitalized software costs of $562,477. This asset will be amortized over its estimated useful life of three years.

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

NOTE 12  -      COMMITMENTS AND CONTINGENCIES.  (Continued)

                (c) Lease:

                         The Company is obligated  under an operating  lease for
                its office, which expires on December 31, 2005, at an annual rent of $13,280. The Company's former President guaranteed the lease payments.

                         Rent expense was $3,320 and $3,240 for the three months
                ended March 31, 2005 and 2004, respectively.

                (d) Employment Agreements:

                         On December 8, 2003,  William  Bozsnyak entered into an
                amended and restated three year employment agreement with the Company. Currently, Mr. Bozsnyak is the Chief Executive Officer and Treasurer, Vice President and Chairman of the Board of Directors. Mr. Bozsnyak has also been appointed interim CFO until a suitable replacement can be found for Mr. Bonilla, who passed away on March 9, 2005. The agreement provides for a base salary of $80,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. His salary may be increased to $150,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. As of September 30, 2004 the Company has accrued $59,998 of Mr. Bozsnyak's compensation. Commencing October 1, 2004, Mr. Bozsnyak waived any future salary until such time as the Company's cash flows are sufficient to sustain operations. During 2004, the $20,000 of his salary that was waived by him was charged to operations and credited to additional paid-in capital. For the three months ended March 31, 2005, Mr. Bozsnyak's salary of $20,000 was again waived and an additional charge was made to operations with a corresponding entry to additional paid-in capital. On May 1, 2005, Mr. Bozsnyak signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year option life.

                         On  December 8, 2003,  Debbie  Seaman  entered  into an
                amended and restated three year employment agreement with the Company. Currently, Ms. Seaman is the Secretary and Director. The agreement provides for a base salary of $70,000 and a minimum annual increase in base salary of 5% if approved by the Board of Directors. Her salary may be increased to $140,000 per annum upon the Company's successful completion of future sales of stock with total gross proceeds of at least $2,400,000. For the nine months ended September 30, 2004, Ms. Seaman received $14,860 in compensation. Ms. Seaman stopped receiving her salary in May, 2004. As of March 31, 2005, the Company has accrued $27,640 of her compensation. Commencing October 1, 2004, Ms. Seaman waived any future salary until such time as the Company's cash flows are sufficient to sustain operations. During 2004, the $17,500 of her salary that was waived by her was charged to operations and credited to additional paid-in capital. For the three months ended March 31, 2005, Ms. Seaman's salary of $17,500 was again waived and an additional charge was made to operations with a corresponding entry to additional paid-in capital. On April 26, 2005, Ms. Seaman resigned from her position with the Company as President. She remains Secretary and Director. As of this date, Ms. Seaman's employment contract is cancelled. Ms. Seaman was granted an option to purchase 60,000 shares of the Company's common stock at a purchase price of $.27 per share. This option has a life of five years and vests over four years.

NOTE 12  -      COMMITMENTS AND CONTINGENCIES.  (Continued)

                         Mr. Bozsnyak would have received  incentive  bonuses to
                be determined prior to the commencement of each year if he satisfied the criteria for such bonuses as determined by the Company's compensation committee. Both Ms. Seaman and Mr. Bozsnyak were entitled to receive options to purchase up to $200,000 worth of shares of common stock at a price equal to the midpoint between the bid and ask price of a share of common stock on the date of the grant from the Company's 2004 Stock Plan. In May 2004 they were granted options to acquire an aggregate of 120,000 common shares at exercise prices totaling $92,400. In April 2004, both Mr. Bozsnyak and Ms. Seaman were granted an option to purchase 140,000 shares and 60,000 shares, respectively, of the Company's common stock at a purchase price of $.27 per share. These options will vest fully in four years and expire in five years.

                         On March 18, 2004, the Company  hired a part time Chief
                Financial Officer, Noel C. Bonilla. Mr. Bonilla passed away on March 9, 2005. Mr. Bonilla's employment agreement terminated upon his death.

                         On March 18, 2004,  the Company hired Eric Elgar as the
                Company's Chief Technical Officer. Mr. Elgar entered into an employment agreement with the Company in which he will receive, beginning April 1, 2004, an annual salary of $100,000. Mr. Elgar is guaranteed employment for at least six months and has been granted the right to purchase 150,000 shares of the Company's stock at $0.47 per share. The option will vest fully one year from the date of grant and expires in five years. For the year ended December 31, 2004, the Company has paid Mr. Elgar $57,408 in compensation. Mr. Elgar stopped receiving his salary on October 31, 2004. On November 1, 2004, Mr. Elgar agreed to take an option, in lieu of his salary, to purchase 50,000 shares of the Company's common stock at a purchase price of $.25 per share. This option vested in 90 days from the date of grant and will expire in 5 years. Mr. Elgar will not receive a salary nor will he accrue his salary until the Company can afford to pay him. Mr. Elgar resigned from his position of Chief Technical Officer on May 1, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

         Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate
(b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (f) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested, (h) the effectiveness of its relationship with Digital Card Systems, Inc.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock. From inception through December 31, 2003, the Company raised net cash proceeds of $1,543,278 from sales of common stock and the conversion of $104,075 of indebtedness into common stock. For the year ended December 31, 2004, the
Company raised additional cash proceeds of $1,117,000 through a private placement of its shares of common stock at a purchase price of $.25 per share. On May 6, 2005, the Company sold 860,000 shares of restricted common stock in a private sale at a purchase price of $.25 per share for net proceeds of $215,000. The Company paid approximately $75,000 of its accounts payable from these proceeds. As of May 11, 2005, the Company's cash for operations was approximately $140,000. The Company has enough cash for operations for the next three months.

         Since inception, the Company has not generated any significant cash flows from operations. As of December 31, 2003, the Company had cash and cash equivalents of $271,800 and a working capital deficiency of $145,556. At December 31, 2004, the Company had cash and cash equivalents of $2,459 and a working capital deficiency of $554,918. For the three months ended March 31, 2005, the Company had cash and cash equivalents of $5,079 and a working capital deficiency of $777,379, and for the three months ended March 31, 2004 the Company had cash and cash equivalents of $148,578 and a working capital deficiency of $171,209. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations for the next three months. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past the end of August 2005. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

         Net cash used in operating activities from inception through March 31, 2005 was $1,968,265 and for the three months ended March 31, 2005 and 2004 was $105,301 and $311,315, respectively.

         Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $0 and $500,000, respectively, and since inception through March 31, 2005 net cash used in investing activities was $1,105,681. The use of cash funds in investing activities since inception has been property, asset and license acquisitions and software development costs.

         Net cash provided from financing activities was $3,079,025 from inception through March 31, 2005 of which $1,464,149 and $14,322 was generated in the years ended December 31, 2003 and 2002, respectively. Net cash provided from financing activities for the three months ended March 31, 2005 and 2004 was $107,921 and $688,093, respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

          The Company used a large portion of the funds it raised since its inception for the extensive independent testing and development of the Company's Sentry at Home software, formerly known as "Spike". The Company paid approximately $200,000 to an independent consultant, Sahba Samet, and his company, Edocusign, Inc. ("Edocusign"), to develop this product over a two year period. The Company also granted Edocusign an option to purchase 750,000 shares of the Company's common stock at a purchase price of $.62 per share. Edocusign finished a beta version of the product in August 2003. In September 2003, SearchHelp hired E2TechLabs, LLC to conduct an independent test of both Sentry products. After a month of testing, E2TechLabs opined that the products' infrastructure needed additional work to meet the security standards set by the Company. E2TechLabs gave Edocusign a list of changes to make. E2TechLabs continued to test the products as the changes were made. These changes, plus the additional testing, took six months to implement.

         From September 2003 through the end of March 2004, the testing costs totaled $195,000, approximately $150,000 over budget. The cost overruns occurred because the Company set strict security parameters so children would not be able to bypass or override the Sentry software without their parent's knowledge. Most of the software in the marketplace of filtering out inappropriate content have these security holes. However, the Company wanted to release a product that did not accept these security holes as common place. In total, the Company had unexpected cost overruns of approximately $198,000.

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

         Since the Company did not have sufficient cash to operate, the Company's Chief Executive Officer and President did not take their salaries. Their unpaid salaries are being accrued and at December 31, 2004 and at March 31, 2005, $59,998 and $27,640 was owed to the CEO and President, respectively. Commencing on October 1, 2004, Ms. Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate waived salaries through March 31, 2005 was $75,000 and for the three months ended March 31, 2005 was $37,500, this amount was charged to operations with a corresponding increase to additional paid-in capital.

          As of May 11, 2005, the Company's cash for operations was approximately $140,000. The Company has enough cash for operations for the next three months. The Company will need an additional $1,200,000 to allow it to operate for the next twelve months through August 2006, assuming no significant revenues, to pay off its account payables and hire the marketing experts needed to sell its software products. For the last five months, the Company's CEO has been providing the capital necessary to continue operating through non-interest bearing loans to the Company. However, because of the large amount of money that Mr. Bozsnyak has loaned the Company and the high risk factor involved, management has decided to pay Mr. Bozsnyak interest on the outstanding loan amount. For the three months ended March 31, 2005, operations was charged $2,577 with a corresponding increase to shareholder loan. This calculation was based on a principal amount of $133,000 and the interest rate of 7.75%. The Interest rate used is the same interest rate paid to the Company's short term lender.

         The Company is therefore in need for additional capital. On April 25, 2005, the Company amended its Articles of Incorporation to create 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000. Management plans to raise additional capital through a private offering of its new class of Convertible Series A preferred stock. Management is planning to raise the funds by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days, in addition to the $215,000 that has already been raised through the sale of the Company's common stock. If the Company is unable to raise the necessary capital, it will be unable to continue operating.

THE COMPANY'S BUSINESS AND PLAN OF OPERATION

         The Company's new business plan is directing its efforts on investigating opportunities that will improve family safety and well being. The Company is currently focusing on family software through its subsidiary, FamilySafe, Inc. ("FamilySafe").


FAMILY SAFE

         General

         FamilySafe owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites on AOL, Netscape, Internet Explorer and MSN. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms. Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can also be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and allows the parent to intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online.

         The testing of our software products is extremely important and on going. The Company is currently using an independent company in India to do the testing for the Sentry products in three areas. First, upgrades and enhancements are done on a continual basis to prolong the lifecycle of the products and as new enhancements and upgrades are completed, each item must be tested for potential bugs. Testing is also performed to make certain that each new component does not affect the existing software. Finally, as with all software, the software has to be tested to be certain it is compatible with all third party software and new hardware platforms.

         In order to market and sell the Sentry products, the Company had entered into an exclusive manufacturing, marketing and distribution agreement with Family Trusted Products, LLC ("FTP"), a company dedicated to creating technology-based products that reinforce the importance of safety for children. Due to the lack of marketing effort from FTP, the Company executed a mutual termination agreement with FTP on April 1, 2005. The Company is currently manufacturing 10,000 units of the Sentry At Home product for retail sales as well as continuing to sell both products on the Internet. The date of completion for manufacturing is on or about June 15, 2005. The Company is hopeful that the product will be on retailer's shelves 45-60 days after the completion of the manufacturing.

         Marketing

         The Company began selling its Sentry products in December of 2004 on the Internet. The Company created literature and marketing materials for media kits. The Company is using the media kits for retail, corporate, reseller and community outreach programs. The Company's products were recently mentioned in a Newsday article published on May 2, 2005, entitled "Do you know where your children are?". The Sentry products also won the Lisa Award for Long Island's best software presented by ListNet, on May 4, 2005.

         The Company will also seek to market the products focusing on grassroots initiatives, community outreach, resellers and other media outreach initiatives. Recently, the Company formed a partnership with AmeriCares, a nonprofit disaster relief organization. The Company will contribute $5.00 to AmeriCares from each software product that is purchased online. On May 11, 2005, the Company sent a check for $180 for the first quarter ended March 31, 2005 for the sale of 36 units. The Company plans to seek other nonprofit relationships.

         The Company intends that grassroots initiatives will begin with Internet outreach, whereby the Company will seek web sites for free links or mention of the products, such as web sites for parenting, nonprofits, education, women and technology. The Company has recently made an agreement with Pricegrabber and Yahoo to help sell the Sentry software on the Internet.

         The Company is also seeking Value Added Resellers, ("VAR") who are resellers of software and hardware. The Company will also consider utilizing a direct market reseller initiative to schools, nonprofit organizations, other child activity places of business such as a pediatrician's office, school photographers and child organizations such as the Boy Scouts, Girls Scouts and Boys and Girls Clubs of America. The Company will consider purchasing email and physical address lists for each group. Fundraisers for schools and nonprofits will be addressed as well. The schools and organizations will be contacted through Parent Teacher Associations (PTA) and Parent Teacher Organization (PTO) web sites, conventions and other mailings. The Company intends to leverage its personal relationships to contact various companies seeking corporate alliances.

         Additional strategies include consumer offerings, expert endorsements, private labeled offerings that leverage the influence and power of another entity's reputation and/or positioning as well as fully embedded offerings into complementing products, services and providers.

         On April 26,  2005,  the Company  entered  into a  Securities  Purchase
Agreement to purchase E-Top-Pics, Inc., ("ETP"), a Massachusetts marketing company. Management believes that ETP's proven distributor relationships with traditional retail stores, and its experience with corporate sponsorships, could potentially generate net sales of the Sentry products to approximately $6.0 million by the end of 2006, since both products have extremely high profit margins. ETP, if acquired, will also spearhead SearchHelp's previously intended plan to distribute Sentry to law enforcement, educational, pediatrician, charitable organization, and in-home-computer-technician channels (See proposed acquisition of E-top-Pics, Inc., page 36).

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


Indoor Air Products

         Through the Company's Indoor Air Quality subsidiary, management has been exploring opportunities concerning the quality of living aspects of indoor air quality ("IAQ"). The increased knowledge and concern with regards to indoor air toxins and irritants, combined with the dramatic increase in the diagnosis of childhood and adult asthma and the potential impact of these issues on general family health represent, in the Company's opinion, an area in need of address and solutions. The increasing media attention, as well as hard and soft data related to in-home complaints and associations with IAQ problems, makes the opportunity to develop a consumer friendly and informative home-based solution appealing to the Company.

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

         On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement, the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common stock would fall by $.01per share per month through December 2004. If the shares continue to be unregistered by January 2005, the purchase price of the common stock will fall by $.02 per share per month until they are registered or until the purchase price equals $.01per share in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. For the year ended December 31, 2004, the price of the warrants fell a total of $.06 per share and the operations of the Company were charged $138,000. For the first quarter ended March 31, 2005 the warrants fell an additional $.08 per share and operations were charged $184,000. At May 5, 2005, the shares were not registered. Management is currently negotiating with ECT to change the way the purchase price is calculated, but cannot assure you as to the outcome of such negotiations.

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

PROPOSED ACQUISITION OF E-TOP-PICS, INC.

         GENERAL

         In order to immediately establish a distribution network for our products, on April 26, 2005, the Company entered into an agreement to purchase a privately-held marketing and distribution company called E-Top-Pics, Inc., a Massachusetts corporation ("ETP"). At closing, SearchHelp will acquire 100% of the ETP capital stock in exchange for 4.0 million shares of our common stock, and ETP will become a wholly-owned subsidiary of SearchHelp. The acquisition is expected to close within 30 days.


FUTURE PRODUCTS

         The Company continues to evaluate the viability and need for other security and imaging type products. With this in mind, it has just completed its beta version of a corporate monitoring product called Sentry Office Controls, that will allow employers to not only monitor the time efficiency of their employees, but also to filter and/or eliminate access to web sites deemed inappropriate during work hours.

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

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES .

         On October 15, 2004, S.G. Martin Securities, LLC was issued a warrant to purchase a total of 172,800 shares of the Company's common stock at a purchase price of $.30 per share. This warrant is for a five year term and may be redeemed when our common stock has traded at $1.50 for a consecutive five day period.

         In September 2004, William Bozsnyak, the Company's Chief Executive Officer, purchased an aggregate of 400,000 shares of the Company's restricted common stock through a private sale, for a price of $.25 per share. The total purchase price was $100,000.

         In September 2004, the Company issued 520,753 shares of its common stock to William Bozsnyak, the Company's Chief Executive Officer, in consideration for repayment of his loan to the Company for $130,188. Also in September 2004, the Company issued 59,280 shares of the Company's common stock to Debbie Seaman, the Company's former President, in consideration for repayment of her loan to the Company in the amount of $14,820. The price was determined by using the imputed value of the stock on the date of grant.

         On November 1, 2004, the Company's former Chief Financial Officer and the Chief Technical Officer were each granted an option to purchase 50,000 shares each of the Company's common stock at a purchase price of $.25 per share. These options were granted in lieu of salary and fully vested in 90 days from the date of grant and expire in five years. Mr. Elgar resigned from his position as Chief Technical Officer of the Company on May 1, 2005.

         Mr. Bonilla, the Company's CFO, died on March 9, 2005. Upon his death, Mr. Bonilla's employment contract terminated and his options were cancelled. The Company plans to issue Mr. Bonilla's estate an option to purchase 230,000 shares of the Company's common stock representing an option to purchase 130,000 shares of the Company's common stock previously issued and an option to purchase an additional 100,000 shares of the Company's common stock that was granted in April 2005, as soon a practical. Mr. Bozsnyak was appointed interim CFO until the Company can find a suitable replacement.

         On April 1, 2005, Mr. David Barnes was issued 200,000 shares of the Company's restricted common stock for serving as a director of the Company as well as chairman and financial expert of the audit committee and chairman of the compensation committee. Mr. Barnes will also receive $3,500 per quarter. This amount will be accrued until the Company has sufficient funds to pay him.

           On April 21, 2005, options were granted to the President and one director to purchase 560,000 shares of the Company's commons stock at a purchase price of $.27 per share. 500,000 vested immediately and 60,000 vest over 4 years. Both have a 5 year option life.

           On April 21, 2005, options were granted from the 2004 stock plan to employees to purchase 460,000 shares of the Company's common stock at a purchase price of $.27 per share. These options vest over a four year period and have a 5 year option life.

           On April 26, 2005, Mr. Carrizzo, as part of his employment agreement, was granted an option to purchase 3,000,000 shares of the Company's common stock at a purchase price of $.20 per share. These options will fully vest over three years and will expire in five years.

           On May 1, 2005, Mr. Bozsnyak was granted an option to purchase 1,000,000 shares of the company's common stock at a purchase price of $.20 per share. These options have a life of 5 years and vest equally over 3 years. The fair market value of these options using the Black-Scholes pricing model is $190,000

           On May 6, 2005, the Company sold 860,000 restricted common shares to an accredited buyer through a private sale. The purchase price was $.25 per share.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits

                    31.1  Certification  of Chief Executive  Officer pursuant to
           Section 302 of Sarbanes-Oxley Act.

                    31.2 Certification of and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

                    32.1 Certification of Chief Executive Officer pursuant to 18
           U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of
           Sarbanes-Oxley Act.

                    32.2 Certification of Chief Financial Officer pursuant to 18
           U.S.C.   Section  1350,  as  adopted   pursuant  to  Section  906  of
           Sarbanes-Oxley Act.

                    On March 11, 2005, Form 8-K was filed with the Securities and Exchange Commission to announce the death of the Company's Chief Financial Officer, Noel C. Bonilla, on March 9, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
(Registrant)



By: /s/ William Bozsnyak
    -----------------------------------------
    William Bozsnyak, Chief Financial Officer


Date: May 23, 2005

Exhibits                                                                Page No.
--------------------------------------------------------------------------------


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