Form 10KSB/A
period 2004-12-31
SEARCHHELP INC
filed 2005-08-24
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB-A
                                 Amendment No. 1

|X|               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                     For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________ Commission file number 333-97687

SearchHelp, Inc.
----------------
(Name of small business issuer in its charter)

Delaware                                                                        11-3621755
--------                                                                        ----------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer
                                                                                Identification No.)

1055 Stewart Avenue, Suite 12, Bethpage, New York                               11714
-------------------------------------------------                               -----
(Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number (516) 922-4765
                          --------------

Securities registered under Section 12(b) of the Exchange Act: None

                                                                                Name of each exchange on which
Title of each class                                                             registered
_______________________________________                                         _______________________________
_______________________________________                                         _______________________________
                                                                                _______________________________
                                                                                _______________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-KSB. |X|

Issuer's revenues for its fiscal year ended December 31, 2004: $666

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $.28 of such common equity as of April 11, 2005 is $3,857,544.

The outstanding number of shares of common stock, par value $.0001 per share, of the issuer as of April 11, 2005 was 28,485,033.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Traditional Small Business Disclosure Format (check one): Yes |X|; No |_|

This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended December 31, 2004, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 1 (C) to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common would fall by $.01 per month through December 2004. If they continue to be unregistered by January 2005, the purchase price of the common stock will fall by $.02 a month until they are registered or until the purchase price equals $.01 in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. For the year ended December 31, 2004, the price of the warrants fell a total of $.06. At April 11, 2005, the shares were not registered. Management is currently negotiating with ECT to change the way the purchase price is calculated, but cannot assure you as to the outcome of such negotiations.

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

      None

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. =

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                Number of securities to be      Weighted-average exercise   Number of securities
                                issued upon exercise of         price of outstanding        remaining available for
                                outstanding options,            options, warrants and       future issuance under equity
                                warrants and rights             rights                      compensation plans
Equity compensation plans                1,500,000                    $    0.44                  824,410
approved by security holders

Equity compensation plans not                    0                            0                        0
approved by security holders

           Total                         1,500,000                    $    0.44                  824,410

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

      This Amendment No. 1 on Form 10-KSB/A includes restated audited consolidated financial statements for the fiscal year ended December 31, 2004, which supersede the Company's previously issued audited consolidated financial statements for such fiscal year. This Amendment No. 1 also includes related changes to the disclosures in "Management's Discussion and Analysis or Plan of Operation." See Note 1 (C) to the accompanying audited financial statements. Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common would fall by $.01 per month through December 2004. If they continue to be unregistered by January 2005, the purchase price of the common will fall by $.02 a month until they are registered or until the purchase price equals $.01 in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. At December 31, 2004, the shares were not registered. The Company is presently in negotiations relating to the calculation of the reduction in the exercise price, but cannot assure you as to the outcome of such negotiations.

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

ITEM 7. FINANCIAL STATEMENTS

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                                    I N D E X

                                                                        Page No.
                                                                        --------

FINANCIAL STATEMENTS:

     Independent Auditors' Report                                             1

     Consolidated Balance Sheets as at December 31, 2004 and 2003            2-3

     Consolidated Statements of Operations
       For the Years Ended December 31, 2004 and 2003
         and Cumulative from January 29, 1999 (Inception)
           to December 31, 2004                                               4

     Consolidated Statement of Stockholders' Equity (Capital Deficiency)
       Cumulative from January 29, 1999 (Inception)
         to December 31, 2004                                                 5

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 2004 and 2003
         and Cumulative from January 29, 1999 (Inception)
           to December 31, 2004                                              6-8

     Notes to Financial Statements                                          9-27

[LOGO] WEINICK
         SANDERS
           LEVENTHAL & CO., LLP                                    1375 BROADWAY
                                                      NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS              212-869-3333
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

As discussed in Note 1(c), the Company has restated its financial statements as at and for the year ended December 31, 2004.


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
February 15, 2005 (Except for a portion of Note 1(c) as to which the date is August 18, 2005)

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  December 31,
                                                            -------------------------
                                                               2004           2003
                                                            ----------     ----------
                                                            (RESTATED)

Current assets:
  Cash                                                      $    2,459     $  271,800
  Accounts receivable                                              951          1,237
  Prepaid insurance                                             18,519            598
  Prepaid consulting fees                                       17,764             --
                                                            ----------     ----------
        Total current assets                                    39,693        273,635
                                                            ----------     ----------
Property and equipment - at cost,
  less accumulated depreciation                                     --         17,262
                                                            ----------     ----------

Other assets:
  Software development costs, less accumulated
    amortization of $306,300 and $179,054, respectively        256,177         93,423
  Deferred license fee                                       1,950,000             --
  Security deposit                                               2,155          2,155
                                                            ----------     ----------
        Total other assets                                   2,208,332         95,578
                                                            ----------     ----------

        Total assets                                        $2,248,025     $  386,475
                                                            ==========     ==========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (Continued)

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


                                                                    December 31,
                                                            ----------------------------
                                                                2004             2003
                                                            -----------      -----------
                                                            (RESTATED)

Current liabilities:
  Note payable - bank                                       $    49,450      $    14,450
  Current portion of long-term debt                              13,827            5,206
  Due to stockholders                                           236,641          332,508
  Due to placement agent                                             --            1,700
  Deferred revenues                                                 500              120
  Accounts payable and accrued expenses                         294,193           65,207
                                                            -----------      -----------
        Total current liabilities                               594,611          419,191
                                                            -----------      -----------

Long-term debt, less current portion                                 --            2,407
                                                            -----------      -----------

Commitments and contingencies                                        --               --

Stockholders' equity (capital deficiency):
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding -28,485,033 and
    21,397,000 shares, respectively                               2,849            2,140
  Additional paid-in capital                                  4,816,526        1,928,463
  Deficit accumulated in the development stage               (3,165,961)      (1,965,726)
                                                            -----------      -----------
        Total stockholders' equity (capital deficiency)       1,653,414          (35,123)
                                                            -----------      -----------

        Total liabilities and stockholders'
          equity (capital deficiency)                       $ 2,248,025      $   386,475
                                                            ===========      ===========

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Cumulative From
                                               For the Year      For the Year    January 29, 1999
                                                  Ended             Ended         (Inception) to
                                               December 31,      December 31,      December 31,
                                                  2004               2003              2004
                                               ------------      ------------      ------------
                                                (RESTATED)                          (RESTATED)

Revenues                                       $        666      $      4,556      $     21,316
                                               ------------      ------------      ------------
Operating expenses:
  Selling                                           161,084           295,918           520,141
  Web site costs                                     64,704            24,394           204,089
  Software development costs                         81,200           154,609           285,524
  General and administrative                        741,170           308,196         1,375,457
  Amortization and impairment of
    license costs and deferred
    promotional incentives                               --            19,167            63,667
  Depreciation and amortization                     128,703            64,972           326,421
                                               ------------      ------------      ------------
Total operating expenses                          1,176,861           867,256         2,775,299
                                               ------------      ------------      ------------

Loss from operations                             (1,176,195)         (862,700)       (2,753,983)
                                               ------------      ------------      ------------

Other expenses:
  Interest                                            2,835            36,058           106,823
  Interest - related party                            8,000                --             8,000
  Compensatory element of noteholders'
    purchase rights                                      --           169,050           231,450
  Amortization of deferred financing costs               --               625            52,500
  Loss on disposal of equipment                      13,205                --            13,205
                                               ------------      ------------      ------------
Total other expenses                                 24,040           205,733           411,978
                                               ------------      ------------      ------------

Net Loss                                       ($ 1,200,235)     ($ 1,068,433)     ($ 3,165,961)
                                               ============      ============      ============

Per share data:
  Loss per share - basic and dilutive               ( $ .04)          ( $ .06)
                                               ============      ============

Weighted average number of shares
  outstanding                                    26,801,275        17,518,014
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

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                                            Deficit                        Total
                                                                                          Accumulated                  Stockholders'
                                                       Common Stock          Additional      in the         Stock         Equity
                                                -------------------------     Paid-In     Development   Subscriptions    (Capital
                                                  Shares         Amount       Capital        Stage       Receivable     Deficiency)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Common stock issued to founders                   6,616,910   $       662   $     1,338   $        --    $        --    $     2,000

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                                   --            --            --       (24,056)            --        (24,056)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 1999                      6,616,910           662         1,338       (24,056)            --        (22,056)
Net loss from the year ended
  December 31, 2000                                      --            --            --       (56,775)            --        (56,775)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2000                      6,616,910           662         1,338       (80,831)            --        (78,831)
Loan converted to common stock                    1,123,090           112       103,963            --             --        104,075
Common stock subscribed                           7,160,000           716         6,234            --         (6,450)           500
Common stock issued for
  services rendered                                 100,000            10         8,990            --             --          9,000
Promotional incentives with
  respect to exercise stock
  purchase rights                                        --            --        44,500            --             --         44,500
Net loss from the year ended
  December 31, 2001                                      --            --            --      (221,790)            --       (221,790)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2001                     15,000,000         1,500       165,025      (302,621)        (6,450)      (142,546)
Proceeds from exercise of
  noteholders' purchase rights                      310,000            31         3,069            --             --          3,100
Payment of subscriptions                                 --            --            --            --          6,450          6,450
Compensatory element of
  noteholders' purchase rights                           --            --        62,400            --             --         62,400
Net loss from the year ended
  December 31, 2002                                      --            --            --      (594,672)            --       (594,672)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2002                     15,310,000         1,531       230,494      (897,293)            --       (665,268)
Proceeds from exercise of
  noteholders' purchase rights                      815,000            82         8,068            --             --          8,150
Compensatory element of
  noteholders' purchase rights                           --            --       169,050            --             --        169,050
Proceeds from sale of securities,
  net of registration costs                       5,272,000           527     1,520,851            --             --      1,521,378
Net loss from the year ended
  December 31, 2003                                      --            --            --    (1,068,433)            --     (1,068,433)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2003
  (consolidated)                                 21,397,000         2,140     1,928,463    (1,965,726)            --        (35,123)
Issuance of securities as partial
  payment for license:
    Common stock                                  2,300,000           230       574,770            --                        575,000
    Warrants to acquire 2,300,000 shares                                        575,000            --                        575,000
Net proceeds from sale of securities              4,078,000           408       976,047            --                        976,455
Compensatory value of stock options
  issued for services rendered                                                  290,000            --                        290,000
Compensatory value of common stock
  issued to Advisory Board Members                  130,000            13        90,987            --                         91,000
Compensatory value of stock options
  issued to Advisory Board Members                                                3,309            --                          3,309
Issuance of common stock options
  to non employee directors                                                     187,500            --                        187,500
Stockholder's loans converted
  to common stock                                   580,033            58       152,950                                      153,008
Officers' salaries waived                                                        37,500                                       37,500
Net loss (Restated)                                      --            --            --    (1,200,235)            --     (1,200,235)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2004 (Restated)          28,485,033   $     2,849   $ 4,816,526   ($3,165,961)   $        --    $ 1,653,414
                                                ===========   ===========   ===========   ===========    ===========    ===========


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Cumulative From
                                                       For the Year      For the Year      January 29, 1999
                                                           Ended             Ended          (Inception) to
                                                     December 31, 2004  December 31, 2003  December 31, 2004
                                                      ---------------    ---------------    ---------------
                                                        (RESTATED)                             (RESTATED)
Cash flows from operating activities:
  Net loss                                            ($    1,200,235)   ($    1,068,433)   ($    3,165,961)
                                                      ---------------    ---------------    ---------------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Deferred revenue                                              380                120                500
    Waived of officers' salaries                               37,500                                37,500
    Imputed interest                                            8,000                                 8,000
    Compensatory element of
      noteholders' purchase rights                                 --            169,050            231,450
    Depreciation                                                1,457              5,972             14,288
    Amortization of deferred financing costs                       --                625             52,500
    Amortization of software
      development costs                                       127,246             59,000            306,300
    Amortization of consulting costs                           76,545                                76,545
    Amortization and impairment of
      deferred promotional incentives                              --                 --             44,500
    Amortization and write off of
     deferred license costs                                        --             19,167             25,000
    Loss on disposal of equipment                              13,205                 --             13,205
    Common stock issued for legal fees                             --                 --              9,000
    Increase (decrease) in cash flows as
        a result of changes in asset and
        liability account balances:
      Accounts receivable                                         286              2,479               (951)
      Prepaid interest                                        (17,921)             3,095            (18,519)
      Due to stockholders                                     211,641                 --            211,641
      Due to placement agent                                   (1,700)                --                 --
      Security deposits                                            --                 --             (2,155)
      Accounts payable and accrued expenses                   228,986           (350,811)           294,193
                                                      ---------------    ---------------    ---------------
  Total adjustments                                           685,625            (91,303)         1,302,997
                                                      ---------------    ---------------    ---------------

Net cash used in operating activities                        (514,610)        (1,159,736)        (1,862,964)
                                                      ---------------    ---------------    ---------------

Cash flows from investing activities:
  Equipment purchases (sales)                                   2,600                 --             (8,204)
  Software development costs                                       --            (33,625)          (247,477)
  Deferred license costs                                           --                 --            (50,000)
  Deferred license fee                                       (800,000)                --           (800,000)
                                                      ---------------    ---------------    ---------------
Net cash used in investing activities                        (797,400)           (33,625)        (1,105,681)
                                                      ---------------    ---------------    ---------------

Net cash used in operating and investing activities   ($    1,312,010)   ($    1,193,361)   ($    2,968,645)
                                                      ---------------    ---------------    ---------------


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                            Cumulative From
                                                        For the Year     For the Year      January 29, 1999
                                                           Ended             Ended          (Inception) to
                                                     December 31, 2004  December 31, 2003  December 31, 2004
                                                      ---------------    ---------------    ---------------
                                                         (RESTATED)                             (RESTATED)
Net cash used in operating and
  investing activities brought forward                ($    1,312,010)   ($    1,193,361)   ($    2,968,645)
                                                      ---------------    ---------------    ---------------

Cash flows from financing activities:
  Due to stockholder                                           25,000            202,500            357,508
  Note payable - bank                                          35,000            (25,000)            49,450
  Notes payable - other                                            --           (475,000)                --
  Loans payable                                                 6,214             (4,260)            96,913
  Deferred financing costs                                         --                 --            (52,500)
  Deferred registration costs                                      --                 --           (234,681)
  Proceeds from sale of securities                            976,455          1,765,909          2,747,964
  Proceeds from stock
    subscriptions receivable                                       --                 --              6,450
                                                      ---------------    ---------------    ---------------
Net cash provided by financing activities                   1,042,669          1,464,149          2,971,104
                                                      ---------------    ---------------    ---------------

Net increase (decrease) in cash                              (269,341)           270,788              2,459

Cash at beginning of period                                   271,800              1,012                 --
                                                      ---------------    ---------------    ---------------

Cash at end of period                                 $         2,459    $       271,800    $         2,459
                                                      ===============    ===============    ===============


Supplemental disclosures of cash flows information:
  Cash payments made during period for:

  Interest                                            $         2,170    $        79,500    $       105,825
                                                      ===============    ===============    ===============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                           For the Year    For the Year  January 29, 1999
                                                              Ended           Ended       (Inception) to
                                                           December 31,    December 31,    December 31,
                                                              2004             2003           2004
                                                           -----------     -----------     -----------
                                                            (RESTATED)                      (RESTATED)

Supplemental schedules of noncash operating, investing and financing activities:

    Assets acquired for debt                               $       --     $       --     $   19,289
                                                           ==========     ==========     ==========

    Deferred promotional incentive acquired
      through exercise of common stock purchase rights     $       --     $       --     $   44,500
                                                           ==========     ==========     ==========

    Common stock issued for services rendered              $   91,000     $       --     $  100,000
                                                           ==========     ==========     ==========

    Stockholder's loans converted to common stock          $  153,008     $       --     $  257,083
                                                           ==========     ==========     ==========

    Compensatory element of noteholders' purchase rights   $       --     $  169,050     $  231,450
                                                           ==========     ==========     ==========

    Due to placement agent                                 $       --     $    1,700     $    1,700
                                                           ==========     ==========     ==========

    Issuance of stock options as
      partial payment for software                         $  290,000     $       --     $  290,000
                                                           ==========     ==========     ==========

    Issuance of common stock options for
      services rendered                                    $  190,809     $       --     $  190,809
                                                           ==========     ==========     ==========

    Issuance of common stock and
      common stock warrants for license                    $1,150,000     $       --     $1,150,000
                                                           ==========     ==========     ==========

    Officers' salaries waived                              $   37,500     $       --     $   37,500
                                                           ==========     ==========     ==========


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
                                   (RESTATED)

NOTE 1 - PLAN OF ORGANIZATION.

      (a) Organization and Presentation of Financial Statements:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a net loss of $1,200,235 and $1,068,433 for the years ended December 31, 2004 and 2003, respectively and $3,165,961 cumulative from January 29, 1999 (Inception) to December 31, 2004.

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

            The Company's two existing software products, Sentry At Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. These monitoring programs are currently being manufactured at the distribution center. The Company had entered into an exclusive five year licensing agreement with Family Trusted Products, LLC ("FTP"). FTP was to be responsible for the manufacturing, marketing and distribution of the Sentry Products. FTP was to pay the Company a royalty of 10% on all FTP sales of the Sentry products. Marketing has not commenced under the agreement and the Company is seeking a mutual termination of the license agreement, after which, the Company will utilize other channels in its efforts to market these products. NOTE 1 - PLAN OF ORGANIZATION: (Continued)

      (c) Expanded Areas of Development:

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

            The fair value paid for the participation agreement aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued and is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. Under the participation agreement, the Company was required to effectuate and pay the costs of a registration statement to be filed with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company was not successful in registering the securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 at January 1, 2006. As of December 31, 2004, the warrant exercise price was reduced to $0.27. If the registration statement was not effective by January 1, 2005, both ECT and its parent could cancel the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. The Company does not intend to make this payment until revenues are generated from the compound. The Company has requested an extension to effect a registration statement as well as a freeze in the exercise price of the warrants.

      (c) Expanded Areas of Development:

            Indoor Air Quality (IAQ) (Continued)

            The accompanying consolidated financial statements as at and for the year ended December 31, 2004 and cumulative from January 29, 1999 (Inception) to December 31, 2004 have been restated to correct the Company's accounting treatment for the reduction in the exercise price of the warrants which resulted from the Company's registering the securities as at December 31, 2004. Previously the Company charged to operations in the fourth quarter of 2004 $138,000 representing the difference between the original exercise price and the reduced exercise price of the warrants at December 31, 2004. According to Financial Accounting Standards Board EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the proper accounting treatment is not to charge operations for the reduction in exercise price. The effect of the restatement is to reduce other costs and the net loss by $138,000 ($0.01 per share) for the year ended December 31, 2004 and cumulative from January 29, 1999 (Inception) to December 31, 2004.

                The impact of the restatement is as follows:

                                                                               Cumulative From
                                                For The Year                   Januart 29, 1999
                                                   Ended                       (Inception) to
                                             December 31, 2004               December 31, 2004
                                         --------------------------    ---------------------------
                                        As Previously                 As Previously
                                          Reported        Restated      Reported       Restated
                                         -----------    -----------    -----------    -----------
CONSOLIDATED STATEMENTS OF OPERATIONS:

Other expenses:
  Warrant penalty - related party        $   138,000    $        --    $   138,000    $        --
  Total other expenses                   $   162,040    $    24,040    $   549,978    $   411,978

Net loss                                 $(1,338,235)   $(1,200,235)   $(3,303,961)   $(3,165,961)

Loss per share:
  Basic and diluted                      $     (0.05)   $     (0.04)


CONSOLIDATED BALANCE SHEET:

Stockholders' Equity:
  Additional paid-in capital             $ 4,954,526    $ 4,816,526
  Deficit accumulated in the
     development stage                   $(3,303,961)   $(3,165,961)
Total stockholdres' equity               $ 1,653,414    $ 1,653,414

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


NOTE 3 - PROPERTY AND EQUIPMENT.

            Property and equipment consist of the following:


                                                  December 31,
                                                -----------------
                                                  2004      2003
                                                -------   -------
              Computers                         $    --   $29,290
              Furniture and fixtures                803       803
                                                -------   -------
                                                    803    30,093
              Less:  Accumulated depreciation       803    12,831
                                                -------   -------
                                                $    --   $17,262
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


NOTE 7 - LONG-TERM DEBT:

            Long-term debt is comprised of the following:

                                                              December 31,
                                                         ----------------------
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


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses consist of the following at:

                                                              December 31,
                                                       -------------------------
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
                                                       ========         ========

NOTE 10 - INCOME TAXES.

            The Company has not had any currently payable federal income taxes since its inception through December 31, 2004. The Company has not charged operations for any deferred federal or local tax liability or benefit since its inception to December 31, 2004. At December 31, 2004, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022, $1,041,000 expires in 2023 and $1,327,000 expires in 2024. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the net deferred tax asset for federal carry forwards of approximately $982,300 has been fully reserved. A reconciliation of the actual tax provision to the expected statutory rate is as follows:


                                                      For the Years Ended December 31,
                                       ------------------------------------------------------------          For the Period From
                                                    2004                            2003                     January 29, 1999 to
                                       ------------------------------------------------------------          December 31, 2004
                                         (RESTATED)                                                              (RESTATED)
                                         ----------                                                    -----------------------------
Loss before income taxes               ($ 1,200,235)                   ($ 1,068,433)                   ($ 3,165,961)
                                       ============                    ============                    ============

Expected statutory tax benefits        ($   408,100)         -34.0%    ($   363,300)         -34.0%    ($ 1,076,400)         -34.0%
Nondeductible expenses                       17,800             1.3%          2,700             0.2%         94,100             2.8%
Net operating loss valuation reserve        390,300            32.7%        360,600            33.8%        982,300            31.2%
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total tax benefit                      $         --             0.0%   $         --             0.0%   $         --             0.0%
                                       ============    ============    ============    ============    ============    ============

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                 ------------------------------
                                                    2004                 2003
                                                 -----------        -----------
                                                 (RESTATED)
Deferred tax assets:
  Net operating loss deduction                   $ 1,039,000        $   587,900
  Accrued salaries                                    29,800                 --
  Other                                                  600                300
                                                 -----------        -----------
        Total assets                               1,069,400            588,200
                                                 -----------        -----------
Deferred tax liabilities:
  Depreciation and amortization                      (87,100)           (23,300)
                                                 -----------        -----------
        Total liabilities                            (87,100)           (23,300)
                                                 -----------        -----------

                                                     982,300            564,900
Less:  Valuation allowance                          (982,300)          (564,900)
                                                 -----------        -----------
                                                 $        --        $        --
                                                 ===========        ===========

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

            For the year ended December 31, 2004 options under the Plan to acquire 675,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.25 to $0.77 which was the average of the bid and ask of the common stock on the dates of grant. As the Company has elected to use APB 25 for accounting for its employee stock plan, no compensation has been recognized for its fixed stock option plan. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $48,099 to $1,248,334 ($0.05) per share for the year ended December 31, 2004. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

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


                                        For the Years Ended     Cumulative From
                                            December 31,        January 29, 1999
                                            ------------         To December 31,
                                      2004            2003            2004
                                   (RESTATED)                      (RESTATED)
                                  ------------    ------------    ------------
Net loss as reported              ($ 1,200,235)   ($ 1,068,433)   ($ 3,165,961)
Net loss pro forma                ($ 1,248,334)   ($ 1,068,433)   ($ 3,214,060)
Shares - Basic                      26,801,275      17,518,014
Basic loss per share as reported  ($      0.04)   ($      0.06)
Basic loss per share pro forma    ($      0.05)   ($      0.06)

            Presented below is a summary of the status of the stock options in the plan and the related transactions for the year ended December 31, 2004:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                             SHARES      PRICE
                                                           ---------   ---------
Options outstanding at the beginning of year                       0
Granted                                                      695,590   $    0.25
                                                                       to $0.077
                                                                       =========
Canceled/Surrendered                                          20,000   $    0.25
                                                                       =========
Exercised                                                          0
Forfeited                                                          0
                                                           ---------   ---------
Options outstanding at the end of year                       675,590   $    0.44
                                                           =========   =========

Options exercisable at the end of the year                   258,898   $    0.40
                                                           =========   =========

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

            The following table summarizes the status of all the Company's stock options outstanding and exercisable at December 31, 2004.

                                 STOCK OPTIONS                  STOCK OPTIONS
                                  OUTSTANDING                    EXERCISABLE
                                  -----------                    -----------
                                        WEIGHTED                      WEIGHTED
                                        AVERAGE                       AVERAGE
                                        EXERCISE                      EXERCISE
   EXERCISE PRICES         SHARES         PRICE          SHARES         PRICE
   ---------------      -----------    -----------    -----------    -----------
      $   0.25              750,000                       750,000    $      0.25
      $   0.47              445,590    $      0.47        223,898    $      0.47
      $   0.62              750,000    $      0.62        125,000    $      0.62
      $   0.70               90,000    $      0.70         22,500    $      0.70
      $   0.77              120,000    $      0.77         30,000    $      0.77
                        -----------    -----------    -----------    -----------
Total for year Ended
  December 31, 2004       2,255,590          $0.46      1,151,398          $0.39
                        ===========    ===========    ===========    ===========

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

--------------------- ------------------ ----------------- ------------------ ------------------
                         1st Quarter        2nd Quarter       3rd Quarter        4th Quarter
--------------------- ------------------ ----------------- ------------------ ------------------
December 31, 2004:                                                                   ***
--------------------- ------------------ ----------------- ------------------ ------------------
Net loss                  ($310,987)         ($329,277)        ($275,628)         ($274,343)
                          ==========         ==========        ==========         ==========
--------------------- ------------------ ----------------- ------------------ ------------------

--------------------- ------------------ ----------------- ------------------ ------------------
Loss per share              ($.01)             ($.01)            ($.01)            ($0.01)
                            ======             ======            ======            =======
--------------------- ------------------ ----------------- ------------------ ------------------
Shares used in
computation               24,638,198         26,780,100        27,027,180         28,485,033
                          ==========         ==========        ==========         ==========
--------------------- ------------------ ----------------- ------------------ ------------------
*** (RESTATED)
--------------------- ------------------ ----------------- ------------------ ------------------
December 31, 2003:
--------------------- ------------------ ----------------- ------------------ ------------------
Net loss                  ($245,800)         ($234,461)        ($107,280)         ($480,892)
                          ==========         ==========        ==========         ==========
--------------------- ------------------ ----------------- ------------------ ------------------

--------------------- ------------------ ----------------- ------------------ ------------------
Loss per share              ($.02)             ($.01)            ($.01)             ($.01)
                            ======             ======            ======             ======
--------------------- ------------------ ----------------- ------------------ ------------------
Shares used in
  computation             15,684,811         16,356,032        18,261,760         19,722,913
                          ==========         ==========        ==========         ==========
--------------------- ------------------ ----------------- ------------------ ------------------

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

Changes in internal controls.

Other than changes to our accounting for the warrant penalty transactions noted above, there was no change in the Company's internal controls over financial reporting occurring in the Company's fiscal year end covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls

Internal Controls

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


                                                                                             Year
Name                 Age                              Position                          Began Service

William Bozsnyak      44     Chairman of the Board of Directors, Chief Executive             2001
                             Officer, acting Chief Financial Officer, Vice President
                                                                     =
                             and Treasurer

Debbie Seaman         46     Director, President and Secretary                               2001

Joel San Antonio      52     Director                                                        2001

Joseph Carrizzo       47     Director                                                        2001

David Barnes          62     Director                                                        2005

Eric Elgar            46     Chief Technical Officer                                         2004


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

      David M. Barnes. Mr. Barnes became a director of the Company in April of 2005. Mr. Barnes was also appointed to serve as chairman and financial expert of the Company's audit committee. Mr. Barnes will also be the chairman of the Company's compensation committee. Mr. Barnes has served as the chief financial officer of American United Global, Inc. ("AUGI") since May 15, 1996, and was a director of AUGI from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of AUGI's board of directors effective on June 17, 2003 but was reappointed thereto effective December 9, 2003. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes also serves as a director for In Vertias Medical Diagnostics, Inc., since August 1, 2004. Mr. Barnes has over 40 years of experience in finance and public accounting.


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

Item 10. Executive Compensations

                                                          Long-term Compensation
                       Annual Compensation                   Awards Securities
Name                         Salary($)         Bonus($)      Underlying Options
----                         ---------         --------      ------------------
William Bozsnyak             $80,000(3)          (1)             60,000(2)
Debbie Seaman                $70,000(4)          (1)             60,000(2)
Joseph Carrizzo                   $0             $0             750,000(5)
Noel C. Bonilla *            $36,000(6)          (1)            130,000(7)
Eric Elgar                  $100,000(8)          (1)            200,000(9)

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


**Mr. Bonilla passed away on March 9, 2005.

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

                                            Shares                Percentage
Name and Address                    Beneficially Owned (1)    Beneficially Owned
----------------                    ----------------------    ------------------
William Bozsnyak (2)                       4,413,438                 15.0%
Debbie Seaman (3)                          3,213,505                 11.0%
Joel San Antonio (4)                       5,515,000                 19.0%
Joseph Carrizzo (5)                        1,000,000                  3.0%
Eric Elgar (6)                               200,000                    *
Bioneutral Laboratories (7)                3,450,000                 12.0%
All directors and executive
 officers as a group (5 persons)          14,341,943                 48.0%
                                          ==========                 ====

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

(7) Bioneutral Laboratories Corp USA's address is c/o Reed & Smith, 599 Lexington Avenue, New York, New York 10022. Consists of 1,725,000 shares of common stock and a warrant to acquire an additional 1,725,000 such shares, each held in the name of Bio-Neutral

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

10.22             Form Lock-up Extension for the Founding Shareholders and Previous Noteholders. **

Exhibit No.       Description of Exhibit
-----------       ----------------------

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


SearchHelp, Inc.
(Registrant)


       By: /s/ William Bozsnyak
           -----------------------
           William Bozsnyak, Chief Executive Officer,
            interim Chief Financial Officer, Vice President and Treasurer


Date: August 24, 2005
      ---------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                          Date

/s/ Debbie Seaman                 Director                       August 24, 2005
-----------------
     Debbie Seaman                President and Secretary


/s/ Joel San Antonio              Director                       August 24, 2005
--------------------
     Joel San Antonio



/s/ Joseph Carrizzo               Director                       August 24, 2005
-------------------
     Joseph Carrizzo


/s/ David Barnes                  Director                       August 24, 2005
----------------
     David Barnes