Form 10QSB/A
period 2005-03-31
SEARCHHELP INC
filed 2005-08-24
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------

                                  Form 10-QSB-A

                                 Amendment No. 1

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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of May 11, 2005 is 29,445,033 shares.

      This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the quarter ended March 31, 2005, which supersedes the Company's previously issued unaudited consolidated financial statements for such Quarter. Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

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

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                            March 31,    December 31,
                                                          ------------   ------------
                                                              2005           2004
                                                          ------------   ------------
                                                            RESTATED       RESTATED
Current assets:
  Cash                                                    $      5,079   $      2,459
  Accounts receivable                                              651            951
  Prepaid insurance                                             20,074         18,519
  Prepaid consulting fees                                        6,389         17,764
                                                          ------------   ------------
        Total current assets                                    32,193         39,693
                                                          ------------   ------------

Property and equipment - at cost,
  less accumulated depreciation                                     --             --
                                                          ------------   ------------

Other assets:
  Software development costs, less accumulated
    amortization of $337,496 and $306,300, respectively        224,981        256,177
  Deferred license fee                                       1,950,000      1,950,000
  Security deposit                                               2,155          2,155
                                                          ------------   ------------
        Total other assets                                   2,177,136      2,208,332
                                                          ------------   ------------

        Total assets                                      $  2,209,329   $  2,248,025
                                                          ============   ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEETS (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,        December 31,
                                                 --------------    --------------
                                                      2005              2004
                                                 --------------    --------------
                                                    RESTATED          RESTATED
Current liabilities:
  Note payable - bank                            $       50,000    $       49,450
  Note payable - Insurance                               10,621            11,474
  Current portion of long-term debt                          --             2,353
  Due to stockholders                                   352,349           236,641
  Deferred revenues                                       1,594               500
  Accounts payable and accrued expenses                 395,008           294,193
                                                 --------------    --------------
        Total current liabilities                       809,572           594,611
                                                 --------------    --------------

Commitments and contingencies                                --                --

Stockholders' equity
  Common stock - $.0001 par value
    Authorized  - 100,000,000 shares
    Issued and outstanding -28,485,033
    shares, respectively                                  2,849             2,849
  Additional paid-in capital                          4,993,386         4,816,526
  Deficit accumulated in the development stage       (3,596,478)       (3,165,961)
                                                 --------------    --------------
        Total stockholders' equity                    1,399,757         1,653,414
                                                 --------------    --------------

        Total liabilities and stockholders'
          equity                                 $    2,209,329    $    2,248,025
                                                 ==============    ==============



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Cumulative From
                                      For the Three   For the Three  January 29, 1999
                                       Months Ended    Months Ended   (Inception) to
                                      March 31, 2005  March 31, 2004  March 31, 2005
                                       ------------    ------------    ------------
                                        RESTATED                         RESTATED
                                       ------------                    ------------
Revenues                               $        286    $        592    $     21,602
                                       ------------    ------------    ------------

Operating expenses:
  Selling                                    41,040          41,098         561,181
  Web site costs                             13,290          17,472         217,379
  Software development costs                     --          75,000         285,524
  General and administrative                201,695         162,769       1,577,152
  Amortization and impairment of
    license costs and deferred
    promotional incentives                       --          63,667
  Depreciation and amortization              31,197          14,757         357,618
                                       ------------    ------------    ------------
Total operating expenses                    287,222         311,096       3,062,521
                                       ------------    ------------    ------------

Loss from operations                       (286,936)       (310,504)     (3,040,919)
                                       ------------    ------------    ------------

Other expenses:
  Interest                                    3,004             483         109,827
  Interest-related party                      2,577          10,577
  Compensatory element of
    noteholders purchase rights                  --              --         231,450
  Amortization of deferred
    financing costs                              --              --          52,500
Loss on disposal of equipment                    --              --          13,205
                                       ------------    ------------    ------------
Total other expenses                          5,581             483         417,559
                                       ------------    ------------    ------------

Net loss                               $   (292,517)   $   (310,987)   $ (3,458,478)
                                       ============    ============    ============


Per share data:
  Loss per share - basic and diluted   $       (.01)   $       (.01)
                                       ============    ============


Weighted average number of
  shares outstanding                     26,801,275      24,638,198
                                       ============    ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
        CUMULATIVE FROM JANUARY 29, 1999 (INCEPTION) TO DECEMBER 31, 2004

                                                                                       Deficit
                                                                                      Accumulated                         Total
                                                 Common Stock           Additional      in the          Stock         Stockholders'
                                         ---------------------------     Paid-In      Development    Subscriptions   Equity (Capital
                                            Shares         Amount        Capital         Stage         Receivable      Deficiency)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Common stock issued to founders             6,616,910   $        662   $      1,338   $         --    $         --    $      2,000

Net loss for the period from
  January 29, 1999 (inception)
  to December 31, 1999                             --             --             --        (24,056)             --         (24,056)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999                6,616,910            662          1,338        (24,056)             --         (22,056)
Net loss from the year ended
  December 31, 2000                                --             --             --        (56,775)             --         (56,775)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                6,616,910            662          1,338        (80,831)             --         (78,831)
Loan converted to common stock              1,123,090            112        103,963             --              --         104,075
Common stock subscribed                     7,160,000            716          6,234             --          (6,450)            500
Common stock issued for
  services rendered                           100,000             10          8,990             --              --           9,000
Promotional incentives with
  respect to exercise stock
  purchase rights                                  --             --         44,500             --              --          44,500
Net loss from the year ended
  December 31, 2001                                --             --             --       (221,790)             --        (221,790)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2001               15,000,000          1,500        165,025       (302,621)         (6,450)       (142,546)
Proceeds from exercise of
  noteholders' purchase rights                310,000             31          3,069             --              --           3,100
Payment of subscriptions                           --             --             --             --           6,450           6,450
Compensatory element of
  noteholders' purchase rights                     --             --         62,400             --              --          62,400
Net loss from the year ended
  December 31, 2002                                --             --             --       (594,672)             --        (594,672)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002               15,310,000          1,531        230,494       (897,293)             --        (665,268)
Proceeds from exercise of
  noteholders' purchase rights                815,000             82          8,068             --              --           8,150
Compensatory element of
  noteholders' purchase rights                     --             --        169,050             --              --         169,050
Proceeds from sale of securities,
  net of registration costs                 5,272,000            527      1,520,851             --              --       1,521,378
Net loss from the year ended
  December 31, 2003                                --             --             --     (1,068,433)             --      (1,068,433)
                                         ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2003
  (consolidated)                           21,397,000          2,140      1,928,463     (1,965,726)             --         (35,123)
Issuance of securities as partial
  payment for license:
    Common stock                            2,300,000            230        574,770             --                         575,000
    Warrants to acquire 2,300,000 shares                                    575,000             --                         575,000
Net proceeds from sale of securities        4,078,000            408        976,047             --                         976,455
Compensatory value of stock options
  issued for services rendered                                              290,000             --                         290,000
Compensatory value of common stock
  issued to Advisory Board Members            130,000             13         90,987             --                          91,000
Compensatory value of stock options
  issued to Advisory Board Members                                            3,309             --                           3,309
Issuance of common stock options
to non employee directors                                                   187,500             --                         187,500
Stockholder's loans converted
to common stock                               580,033             58        152,950                                        153,008
Officers' salaries waived                                                    37,500         37,500
Net loss (Restated)                                --             --             --     (1,200,235)             --      (1,200,235)
                                         ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 2004 (Restated)    28,485,033   $      2,849   $  4,816,526   ($ 3,165,961)   $         --    $  1,653,414
                                         ============   ============   ============   ============    ============    ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (Unaudited)
                                    RESTATED

                                                                                                       Deficit
                                                                                      Accumulated       Total
                                               Common Stock           Additional        in the       Stockholders'
                                        ---------------------------     Paid-In       Development   Equity (Capital
                                           Shares         Amount        Capital         Stage         Deficiency)
                                        ------------   ------------   ------------   ------------    ------------

Balance at January 1, 2005 (Restated)     28,485,033   $      2,849   $  4,816,526   ($ 3,165,961)   $  1,653,414

Issuance of common stock options                                             1,360                          1,360

Officer's salaries waived                                                   37,500                         37,500


Net loss (Restated)                               --             --             --       (292,517)       (292,517)
                                        ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2005 (Restated)      28,485,033   $      2,849   $  4,855,386   ($ 3,458,478)   $  1,399,757
                                        ============   ============   ============   ============    ============

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


                        SEARCHHELP, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                           Cumulative From
                                                                     For the Three         January 29, 1999
                                                                      Months Ended          (Inception) to
                                                                       March 31,               March 31,
                                                             ----------------------------    ------------
                                                                 2005            2004           2005
                                                             ------------    ------------    ------------
                                                               RESTATED                        RESTATED
Cash flows from operating activities:
Net loss                                                     $   (292,516)   $   (310,987)   $ (3,458,477)
                                                             ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Deferred revenue                                                    1,094              33           1,594
Waiver of officer's salaries                                       37,500              --          75,000
 Imputed interest                                                      --              --           8,000
 Compensatory element of stock options                              1,360           1,360
 Compensatory element of noteholders'
   purchase rights                                                231,450
Depreciation                                                           --           1,457          14,288
Amortization of deferred financing costs                               --              --          52,500
Amortization of software development costs                         31,196          13,299         337,496
Amortization of consulting fees                                    12,735              --          89,280
Amortization and impairment of licenses and                            --              --
deferred promotional incentives                                        --              --          44,500
      Amortization and write off of deferred license costs             --              --          25,000
      Loss on disposal of equipment                                13,205
Common stock issued for legal fees                                  9,000
Increase (decrease) in cash flows as a result of                       --              --
changes in asset and liability account balances:
Accounts receivable                                                   300          (1,156)           (651)
Prepaid insurance                                                  (1,555)           (872)        (20,074)
Due to placement agent                                                 --           4,800              --
Due to stockholders                                                 3,771              --         215,412
Security deposits                                                      --              --          (2,155)
Accounts payable and accrued expenses                             100,815         (17,889)        395,008
                                                             ------------    ------------    ------------
Total adjustments                                                 187,216            (328)      1,490,213
                                                             ------------    ------------    ------------
Net cash used in operating activities                            (105,300)       (311,315)     (1,968,264)
                                                             ------------    ------------    ------------

Cash flows from investing activities:
Equipment purchases                                                    --              --          (8,204)
Software development costs                                             --        (247,477)
Deferred license costs                                            (50,000)
Deferred license fee                                                   --        (500,000)       (800,000)
                                                             ------------    ------------    ------------
Net cash used in investing activities                                  --        (500,000)     (1,105,681)
                                                             ------------    ------------    ------------

Net cash used in operating and investing activities              (105,300)       (811,315)     (3,073,945)
                                                             ------------    ------------    ------------


                See notes to consolidated financial statements.

                                                                                  Cumulative From
                                                            For the Three         January 29, 1999
                                                            Months Ended          (Inception) to
                                                              March 31,            March 31, 2004
                                                    ----------------------------    ------------
                                                       2005             2004
                                                    ------------    ------------
                                                      RESTATED                        RESTATED
Net cash used in operating and
  investing activities brought forward:             $   (105,300)   $   (811,315)   $ (3,073,945)
                                                    ------------    ------------    ------------

Cash flows from financing activities:
  Due to stockholders                                    110,577              --         468,085
  Note payable - bank                                        550              --          50,000
  Loans payable                                           (3,206)         (1,252)         93,707
  Deferred financing costs                                    --              --         (52,500)
  Deferred registration costs                                 --              --        (234,681)
  Proceeds from sale of securities                            --         689,345       2,747,964
  Proceeds from stock
    subscriptions receivable                                  --              --           6,450
                                                    ------------    ------------    ------------
Net cash provided by financing activities                107,921         688,093       3,079,025
                                                    ------------    ------------    ------------

Net increase (decrease) in cash                            2,621        (123,222)          5,080

Cash at beginning of period                                2,459         271,800              --
                                                    ------------    ------------    ------------

Cash at end of period                               $      5,080    $    148,578    $      5,080
                                                    ============    ============    ============

Supplemental disclosure of cash flow information:

Cash payment made during the period
  Interest                                          $     12,979    $        533    $    116,634
                                                    ============    ============    ============


                See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                           For the Three
                                                            Months Ended          Cumulative From
                                                              March 31,          January 29, 1999
                                                     ---------------------------  (Inception) to
                                                                                    March 31,
                                                        2005            2004          2005
                                                     ------------   ------------   ------------
                                                       RESTATED                      RESTATED
Supplemental Schedules of Noncash Investing
    and Financing Activities:

  Assets acquired for debt                                     --             --   $     19,289
                                                                                   ============

  Deferred promotional incentives acquired through
    exercise of common stock purchase rights                   --             --   $     44,500
                                                                                   ============

  Common stock issued for services rendered                    --             --   $    100,000
                                                                                   ============

Stockholder's loans converted to common stock                  --                  $    257,083
                                                                                   ============

Compensatory element of note holders'
  purchase rights                                              --             --   $    231,450
                                                                                   ============

Due to placement agent                                         --                  $      1,700
                                                                                   ============

Issuance of stock options as partial payment
  For software                                                 --                  $    290,000
                                                                                   ============

Issuance of common stock options for
  services rendered                                            --             --   $    190,809
                                                                                   ============

Issuance of common stock and common stock
  warrants for license                                         --                  $  1,150,000
                                                                                   ------------

Officers' salaries waived                            $     37,500             --   $     75,000
                                                     ============                  ============


                 See notes to consolidated financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE 1 - PLAN OF ORGANIZATION:

      (a) Organization and Presentation of Financial Statements:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has recorded a net loss of $292,516 and $310,987 for the three months ended March 31, 2005 and 2004, respectively and a cumulative loss $3,458,478 from January 29, 1999 (Inception) to March 31, 2005.

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


            The accompanying consolidated financial statements as at and for the three months ended March 31, 2005 and cumulative from January 29, 1999 (Inception) to March 31, 2005 have been restated to correct the Company's accounting treatment for the reduction in the exercise price of the warrants which resulted from the Company's failure to register the securities. Previously the Company charged to operations in both the fourth quarter of 2004 and the first quarter of 2005 $138,000 and $184,000, respectively representing the difference between the original exercise price and the reduced exercise price of the warrants at the respective balance sheet dates. According to Financial Accounting Standards Board EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the proper accounting treatment is not to charge operations for the reduction in exercise price as the measurement date for this transaction was established when the participation agreement was originally entered into. The effect of the restatement is to reduce other costs and the net loss for the three months ended March 31, 2005 by $138,000 ($0.01 per share) and $322,000 for the cumulative period from January 29, 1999 (Inception) to March 31, 2005.

            The impact of the restatement is as follows:

 CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                                         Cumulative From
                                            For The Three                January 29, 1999
                                             Months Ended                 (Inception) to
                                            March 31, 2005                March 31, 2005
                                     -------------------------------------------------------------
                                     As Previously                  As Previously
                                       Reported       Restated        Reported        Restated
                                     -------------  -------------    -----------    --------------
Other expenses:
  Warrant penalty - related party   $    184,000    $         --    $    322,000    $         --
  Total other expenses              $    189,581    $      5,581    $    739,559    $    417,559

Net loss                            $   (476,517)   $   (292,517)   $ (3,780,478)   $ (3,458,478)

Loss per share:
  Basic and diluted                 $      (0.02)   $      (0.01)


 CONSOLIDATED BALANCE SHEET:

                                           As of                         As of
                                       March 31, 2005               December 31, 2005
                               -------------------------------------------------------------
                                                               As Previously  As Previously
                                 Reported        Restated        Reported       Restated
                               -------------   -------------    -----------   --------------
Stockholders' Equity:
  Additional paid-in capital   $  5,177,386    $  4,993,386    $  4,954,526    $  4,816,526
  Deficit accumulated in the
     development stage         $ (3,303,961)   $ (3,165,961)   $ (3,303,961)   $ (3,165,961)

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

NOTE 3 - PROPERTY AND EQUIPMENT.

            Property and equipment consist of the following:

                                   March 31,     December 31,
                                     2005           2004
                                  ------------   ------------
Computers                         $         --   $         --
Furniture and fixtures                      --            803
                                  ------------   ------------
                                            --            803
Less:  Accumulated depreciation             --            803
                                  ------------   ------------
                                  $         --   $         --
                                  ============   ============

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

NOTE 7 - NOTE PAYABLE-INSURANCE.

            Long-term debt is comprised of the following:

                                                         March 31,     December 31,
                                                           2005            2004
                                                       ------------    ------------
      Obligation under equipment financed
        payable in installments of $495 including
        13% interest through March 2005                $         --    $      2,353
      Insurance premium finance loan payable in
        installments of $2,253 including 7% interest         10,621          11,474
      Less:  Current portion                                (10,621)        (13,827)
                                                       ------------    ------------

                                                       $         --    $         --
                                                       ============    ============


NOTE 8 - DUE TO STOCKHOLDERS.


            At December 31, 2003, the Company was indebted to its CEO, William Bozsnyak, in the amount of $130,188 and its President, Debbie Seaman, in the amount of $14,820 for non-interest bearing cash working capital advances made to the Company. The results of operations for 2004 include a charge for imputed interest of $8,000 on these advances at 7.25% which is the rate charged on the Company's short term debt to a bank. In September 2004, the Company issued 520,753 shares of the Company's common stock to William Bozsnyak and 59,280 shares of the Company's common stock to Debbie Seaman in full repayment and satisfaction of the loans and imputed interest thereon. In December 2004, Mr. Bozsnyak made an additional loan to the Company of $25,000 and additional loans of $83,000 through March 31, 2005. Because of the large amount of money that Mr. Bozsnyak has loaned the Company Management has decided to accrue interest on the outstanding loan amount. For the three months ended March 31, 2005, operations was charged $2,577 with a corresponding credit to shareholder loan. The Interest rate used in this calculation is the same interest rate paid to the Company's short term lender. Under the terms of their respective employment contracts, Ms. Seaman and Mr. Bozsnyak are owed $27,640 and $59,998, respectively, at March 31, 2005 for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The salaries waived through December 31, 2004 were $37,500. For the three months ended March 31, 2005, $37,500 in salaries were also waived. Operations was charged with a corresponding increase to additional paid-in capital.

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

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses consist of the following at:

                                                March 31,    December 31,
                                                  2005           2004
                                              ------------   ------------
      Professional fees                       $    107,344   $     58,226
      Estimated registration costs                 200,000        200,000
      Interest on notes payable                        334            315
      Consultants                                    9,322          9,742
      Accrued Officer Payroll                           --             --
      Accrued Payroll other & payroll taxes         23,333          6,580
      Sundry operating expenses                     54,675         19,330
                                              ------------   ------------
                                              $    395,008   $    294,193
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

                                                  For the Three Months Ended March 31,
                                       -------------------------------------------------------------
                                                   2005                             2004
                                       ----------------------------     ----------------------------

                                              RESTATED
Loss before income taxes               $   (293,000)                    $   (311,000)
                                       ============                     ============

Expected statutory tax benefits        $    (99,620)         -34.0%     $   (105,700)         -34.0%
Nondeductible expenses                        7,300             2.0%          16,400             5.3%
Net operating loss valuation reserve         92,320            29.0%          89,300            28.7%
                                       ------------    ------------     ------------    ------------
Total tax benefit                      $         --             0.0%    $         --             0.0%
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

            In May 2004, three members of the Company's Advisory Board were issued an aggregate of 130,000 shares of the Company's common stock whose fair value on the date of issuance was $91,000. Half of these shares are being held in escrow as the recipients will earn these escrowed shares on a pro rata basis if they continue to serve on the Advisory Board for one year. The other 50% was earned by the recipients when issued. Amortization of the 50% to be earned and the initial 50% aggregated through March 31, 2005 was $80,819 and for the three months ended March 31, 2005 was $11,375. In April 2005, management decided to disband the Advisory Board for the IAQ area due to the inactivity of the IAQ division, this board never met and no stock was earned. Therefore, 90,000 shares of common stock were returned to the transfer agent. In April an entry was made to operations crediting Advisory Board consulting for $45,500 with a corresponding debit to additional paid-in capital.


            In May 2004, management issued 90,000 options to purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 were granted to the Chief Financial Officer who also serves on the Advisory board. On March 9, 2005, Noel C. Bonilla, the Company's CFO passed away. Mr. Bonilla's non vested options were cancelled upon his death. The other 40,000 options were granted to four non-employees. The fair value of the option as determined by the Black-Scholes option pricing model of $1,360 was charged to operations with a corresponding increase to paid in capital. An additional 40,000 options were granted to two directors who also serve on the Audit and Compensation Committees. The fair value of these options was $1,360 using the Black-Scholes option method. For the three months ended March 31, 2005, $1,360 was charged to operations for the Advisory Board Members options.

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

            For the three months ended March 31, 2005, options under the Plan to acquire 675,590 common shares were issued to employees, officers and directors of the Company at prices ranging from $0.25 to $0.77 per share, which was the average of the bid and ask of our common stock on the dates of grant. However, due to the Company's CFO passing away, options to purchase 42,500 shares of the Company's common stock that had been granted to Mr. Bonilla were cancelled upon his death leaving an aggregate balance of 633,090 shares issued. The Company plans to issue an option to Mr. Bonilla's estate for the 87,500 shares plus an additional option to purchase 100,000 shares of the Company's common stock as soon as practical. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123, the Company's net loss and loss per share would have been increased by (i) $17,910 to $310,427 ($0.02) per share for the three months ended March 31, 2005. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

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

                                           For the Three Months Ended   Cumulative From
                                                     March 31,          January 29, 1999
                                              2005           2004       To March 31, 2005
                                              ----           ----       -----------------
                                           Restated                         Restated

      Net loss as reported               $   (292,517)   $   (310,987)   $ (3,458,478)
      Net loss pro forma                 $   (310,427)   $   (314,403)   $ (3,476,388)
      Shares - Basic                       28,485,033      26,530,000
      Basic loss per share as reported   $      (0.01)   $      (0.01)
      Basic loss per share pro forma     $      (0.01)   $      (0.01)

            Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended March 31, 2005:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                                     EXERCISE
                                                      SHARES          PRICE
                                                      ------          -----

      Options outstanding as of  January 1, 2005        675,590    $       0.44
                                                                   ============
      Granted                                                 0      $0.25 to
      Canceled/Surrendered                              (42,500)      $0.70
                                                                   ============
      Exercised                                               0
      Forfeited                                               0
                                                   ------------    ------------
      Options outstanding at March 31, 2005             633,090    $       0.44
                                                   ============    ============


            For the three months ended March 31, 2005, the Plan has 866,910 shares available for grant.

            The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, as of March 31, 2005 was $0.44.

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

                                                    STOCK OPTIONS                           STOCK OPTIONS
                                                     OUTSTANDING                             EXERCISIABLE
                                                     -----------                             ------------
                                                                WEIGHTED                                WEIGHTED
                                                                AVERAGE                                 AVERAGE
                                                                EXERCISE                                EXERCISE
           EXERCISE PRICES                  SHARES               PRICE               SHARES              PRICE
           ---------------                  ------               -----               ------              -----
                $0.25                       850,000              $0.24              850,000             $0.24
                $0.33                     2,300,000               $0.32                   0             $0.32
                $0.47                       410,590              $0.46              320,590             $0.46
                $0.62                       750,000              $0.61              375,000             $0.61
                $0.70                        82,500              $0.68               42,500             $0.68
                $0.77                       120,000              $0.75               60,000             $0.75
                                            -------              -----               ------             -----
       Total at March 31, 2005            4,513,090              $0.51            1,648,090             $0.51
                                          ---------              -----           -----------             -----



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

         This Amendment No. 1 on Form 10-QSB/A includes restated unaudited consolidated financial statements for the quarter ended March 31, 2005, which supersede the Company's previously issued unaudited consolidated financial statements for such Quarter. Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. For the convenience of readers, this Amendment No. 1 restates in its entirety the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.





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

         Net cash used in operating activities from inception through March 31, 2005 was $1,968,264 and for the three months ended March 31, 2005 and 2004 was $105,300 and $311,315, respectively.

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

      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement, the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. If the shares were not registered by September 2004, the purchase price of the common stock would fall by $.01per share per month through December 2004. If the shares continue to be unregistered by January 2005, the purchase price of the common stock will fall by $.02 per share per month until they are registered or until the purchase price equals $.01per share in January 2006. If the shares are not registered by January 1, 2005, ECT can terminate the agreement, but would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. For the year ended December 31, 2004, the price of the warrants fell a total of $.06 per share. For the first quarter ended March 31, 2005 the warrants fell an additional $.08 per share. At May 5, 2005, the shares were not registered. Management is currently negotiating with ECT to change the way the purchase price is calculated, but cannot assure you as to the outcome of such negotiations.

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


Future products

      t 6 0 The Company continues to evaluate the viability and need for other security and imaging type products. With this in mind, it has just completed its beta version of a corporate monitoring product called Sentry Office Controls, that will allow employers to not only monitor the time efficiency of their employees, but also to filter and/or eliminate access to web sites deemed inappropriate during work hours.


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

         Mr. Bonilla, the Company's CFO, died on March 9, 2005. Upon his death, Mr. Bonilla's employment contract terminated and his options were cancelled. The Company plans to issue Mr. Bonilla's estate an option to purchase 187,500 shares of the Company's common stock representing an option to purchase 87,500 shares of the Company's common stock previously issued and an option to purchase an additional 100,000 shares of the Company's common stock that was granted in April 2005, as soon a practical. Mr. Bozsnyak was appointed interim CFO until the Company can find a suitable replacement.

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

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)



By: /s/
    -----------------------------------------
    William Bozsnyak, Chief Financial Officer


Date: August 24,  2005

Exhibits                                                              Page No.
-------------------------------------------------------------------------------


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