Form 10QSB
period 2005-06-30
SEARCHHELP INC
filed 2005-08-30
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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



Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The outstanding number of the issuer's common stock, par value $.0001, as of August 26, 2005 is 33,585,033 shares.

                          PART I FINANCIAL INFORMATION



                        SEARCHHELP, INC. AND SUBSIDIARIES
                                    I N D E X
                                                                        Page No.




FINANCIAL STATEMENTS:


  Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and
      December 31, 2004                                                      2-3


  Consolidated Statements of Operations
     For the Six and Three months ended June 30, 2005 and 2004 (Unaudited)
                                                                               4

  Consolidated Statements of Cash Flows
   For the Six months ended June 30, 2005 and 2004 (Unaudited)
                                                                             5-7

  Notes to Consolidated Financial Statements (Unaudited)                    8-20

                                    ASSETS


                                                            June 30,     December 31,
                                                              2005           2004
                                                          ------------   ------------
                                                          (Unaudited)    (Unaudited)
Current assets:
  Cash                                                    $    289,304   $      2,459
  Accounts receivable                                          150,830            951
  Accounts receivable-Sky Box                                  154,376             --
  Inventory - Software                                          30,900             --
Due from affilates                                              52,106         18,519
  Prepaid expense                                               46,920         17,764
  Prepaid expense - Sky Box                                    142,435             --
                                                          ------------   ------------
        Total current assets                                   866,871         39,693
                                                          ------------   ------------

Property and equipment                                           1,585             --
                                                          ------------   ------------

Other assets:
  Software development costs, less accumulated
    amortization of $368,693 and $306,300, respectively        193,784        256,177
  Deferred license fee                                       1,950,000      1,950,000
  Goodwill                                                   1,151,921             --
  Security deposit                                               2,155          2,155
                                                          ------------   ------------

        Total other assets                                   3,297,860      2,208,332
                                                          ------------   ------------

        Total assets                                      $  4,166,316   $  2,248,025
                                                          ============   ============

                 See notes to consolidated financial statements.

                       SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          June 30,      December 31,
                                                            2005            2004
                                                        ------------    ------------
Current liabilities:
  Note payable - bank                                   $     50,000    $     49,450
  Current portion of long-term debt                            2,744          13,827
  Due to stockholders                                        666,990         236,641
  Due to affilates                                            76,906              --
  Deferred revenues                                           46,806             500
  Deferred revenues - Sky Box                                279,833              --
  Accounts payable and accrued expenses                      634,343         294,193
                                                        ------------    ------------
        Total current liabilities                          1,757,622         594,611
                                                        ------------    ------------

Commitments and contingencies

Stockholders' equity
  Common stock - $.0001 par value
    Authorized  - 250,000,000 shares
    Issued and outstanding -33,585,033 and 28,485,033
    shares, respectively                                       3,359           2,849
  Additional paid-in capital                               6,967,849       4,816,526
  Deferred Compensation                                     (787,778)             --
 Accumulated deficit                                      (3,774,736)     (3,165,961)
                                                        ------------    ------------
        Total stockholders' equity                         2,408,694       1,653,414
                                                        ------------    ------------

        Total liabilities and stockholders'
          equity                                        $  4,166,316    $  2,248,025
                                                        ============    ============

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Six                 For the Three
                                                Months Ended                 Months Ended
                                                  June 30                       June 30,
                                           2005            2004            2005           2004
                                       (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
Revenues
  Royalty/Commissions                         8,112              --           8,112              --
  Film & Cameras                            147,762              --         147,762              --
  Other                                       3,440             605           3,154              13
                                       ------------    ------------    ------------    ------------
Total Revenues                              159,314             605         159,028              13
                                       ------------    ------------    ------------    ------------

Cost of Sales
  Royalty/Commissions                         3,973              --           3,973              --
  Film & Cameras                            141,478              --         141,478              --
  Other                                         300              --             300              --
                                       ------------    ------------    ------------    ------------
Total Cost of Sales                         145,751              --         145,751              --
                                       ------------    ------------    ------------    ------------

Gross Profit                                 13,563             605          13,277              13
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                   109,306          70,180          68,266          29,082
  Web site costs                             22,849          39,514           9,559          22,042
  Software development costs                     --          81,200              --           6,200
  General and administrative                452,521         383,070         250,826         220,302
  Depreciation and amortization              62,545          52,738          31,348          37,980
                                       ------------    ------------    ------------    ------------
Total operating expenses                    647,221         626,702         359,999         315,606
                                       ------------    ------------    ------------    ------------

Loss from operations                       (633,658)       (626,097)       (346,722)       (315,593)
                                       ------------    ------------    ------------    ------------

Other (Income) Expenses
  Interest                                   16,033             912          10,452             429
  Other Income                               (1,461)             --          (1,461)             --
Loss on disposal of equipment                    --          13,205              --          13,205
                                       ------------    ------------    ------------    ------------
Total other expenses                         14,572          14,117           8,991          13,634
                                       ------------    ------------    ------------    ------------

Net loss                                   (648,230)       (640,214)       (355,713)       (329,227)
                                       ============    ============    ============    ============

Per share data:
  Loss per share - basic and diluted   $       (.02)   $       (.03)   $       (.01)   $       (.01)
                                       ============    ============    ============    ============

Weighted average number of
  shares outstanding                     29,255,420      24,889,298      30,017,341      26,780,100

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                      For the Six      For the Six
                                                      Months Ended     Months Ended
                                                        June 30,        June 30,
                                                          2005             2004
                                                      ------------    ------------
                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss                                              $   (648,230)   $   (640,214)
                                                      ------------    ------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Waiver of officers' salaries                              49,222              --
  Stock and options issued for services                    103,321              --
  Compensatory element of stock options                      2,720              --
Depreciation                                                   303           1,457
Amortization of software development costs                  62,241          51,280
Amortization of consulting fees                                 --          51,075
Amortization of Deferred Comp                               32,222
      Loss on disposal of equipment                             --          13,205
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable                                         59,459            (314)
Inventory                                                  (30,900)             --
Prepaid expenses                                            33,071            (400)
Deferred revenue                                             3,185            (120)
Due To Placement Agent                                         100
Accounts payable and accrued expenses                      303,722         316,680
                                                      ------------    ------------
Total adjustments                                          618,566         432,963
                                                      ------------    ------------

Net cash used in operating activities                      (29,664)       (207,251)
                                                      ------------    ------------

Cash flows from investing activities:
Equipment (purchases) sales                                                  2,600
Acquisition Expenses Less Cash Acquired                    (23,326)
Deferred license fee                                            --        (800,000)
                                                      ------------    ------------
Net cash used in investing activities                      (23,326)       (797,400)
                                                      ------------    ------------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (Continued)

                                                    For the Six     For the Six
                                                   Months Ended    Months Ended
                                                      June 30,        June 30,
                                                   ------------    ------------
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
Cash flows from financing activities:
  Due to stockholder                                    155,874              --
  Due to affiliates                                     (20,530)             --
  Due from affiliates
  Note payable - bank                                       550              --
  Notes payable - other                                  (8,730)             --
  Equipment loans                                        (2,353)         (2,545)
  Proceeds from sale of securities                      215,024         802,110
                                                   ------------    ------------
Net cash provided by financing activities               339,835         799,565
                                                   ------------    ------------

Net increase (decrease) in cash                         286,845        (205,086)

Cash at beginning of period                               2,459         271,800
                                                   ------------    ------------

Cash at end of period                              $    289,304    $     66,714
                                                   ============    ============

Supplemental Disclosure of cash flow
Information:

Cash payment made during the period
  Interest                                         $      9,004    $        964
                                                   ============    ============





Supplemental of non cash investing and
fiancing activity:
The company purchased all the capital
stock of E-top-Pics, Inc. as of June 8,2005, In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of Assets Acquired                         1,792,972
Common stock issued for capital stock                (1,000,000)
Acquisition related expenses                            (61,678)
                                                   ------------
Liabilities assumed                                     731,294
                                                   ============


                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (Continued)


                                                                  For the Six
                                                                  Months Ended
                                                                    June 30,
                                                               2005            2004
                                                               ----            -----
                                                            (Unaudited)    (Unaudited)
Supplemental Schedules of Noncash Investing
     and Financing Activities:

   Common stock and options issued for services rendered   $    103,321   $    279,089
                                                           ============   ============

Due to placement agent                                     $         --   $      1,700
                                                           ============   ============

Issuance of stock options as partial payment
  For software                                             $         --   $    290,000
                                                           ============   ------------

Issuance of common stock and common stock
  warrants for license                                     $         --   $  1,150,000
                                                           ============   ------------

                 See notes to consolidated financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE 1 - PLAN OF ORGANIZATION:

      (a)   Organization and Presentation of Financial Statements and Going
            Concern:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. On June 8, 2005, SearchHelp, Inc. purchased 100% of E-Top-Pics, Inc., ("ETP"), common stock in exchange for four million shares of SearchHelp, Inc. restricted common stock. ETP became a wholly owned subsidiary of SearchHelp, Inc. The acquisition was accounted for as a purchase. ETP is a company focused on marketing and distribution of specialty branded disposable cameras, film and accessories. ETP was incorporated in the state of Massachusetts, on June 30, 2002. ETP has entered into licensing and royalty agreements with various companies to facilitate the sale of these products. The majority of Company's customers are located throughout the United States. This acquisition has taken the Company out of the development stage.


            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has recorded a net loss of $648,230 for the six months ended June 30, 2005 and an accumulated deficit of $3,774,736.

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


            Since the Company has not generated significant revenues and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue operating. On April 25, 2005, the Company amended its Articles of Incorporation to issue 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000 from 100,000,000. In July management began a private placement to raise additional funds by issuing a convertible note with an attached warrant. Management is planning to raise the funds by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days. If the Company is unable to raise the necessary capital it will be unable to continue operating.

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

            The Company's latest acquisition of ETP, a marketing and distribution company that will be primarily responsible for selling the Company's Sentry software products as well as continuing to bring in revenue from already established film and camera channels. ETP has license agreements with various NASCAR racing team and or drivers to manufacture and or distribute one time use cameras using the images, trademarks and other intellectual property of the licensors. ETP also has a sub licensing agreement with Fuji Photo USA to market and distribute cameras. ETP signed a three year licensing agreement with the Boston Red sox to lease a Sky Box at Fenway Park. ETP generates revenues from the management of the Sky Box.

            The Company's two existing software products, Sentry At Home and Sentry Remote, formerly known as Secure Protect Identify Kids Everywhere (S.P.I.K.E.), and S.P.I.K.E. Remote Sentry, were developed to keep children safe while online. The Company has finished manufacturing 10,000 units of its Sentry At Home product. The Company signed four broker agreements with sales companies and expects to have revenues form this product in the third quarter.

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

            The fair value paid for the participation agreement aggregated $1,950,000 of which a total of $600,000 will be in cash and the balance was the fair value of the securities issued and is included in the accompanying financial statements as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and are included in accounts payable and accrued expenses. Under the participation agreement, the Company was required to effectuate and pay the costs of a registration statement to be filed with the Securities and Exchange Commission for the shares issued and the shares underlying the warrants issued to ECT and its parent by September 1, 2004. If the Company was not successful in registering the securities by that date, the agreement allows the warrant exercise price to be reduced in stages from $0.33 per share at September 1, 2004 to a low of $0.01 per share at January 1, 2006. If the registration statement was not effective by January 1, 2005, both ECT and its parent could have canceled the agreement and within ten (10) days of such termination, return to the Company (i) the cash of $600,000, less any revenue sharing payments made to the Company, (ii) the warrants and (iii) half of the common shares issued and to the extent that the shares are not then in ECT or its parent company's possession, they must pay fifteen cents ($0.15) for each such share that is no longer in their possession. Since the shares were not registered as of June 30, 2005, the purchase price of the common stock fell to $.13 a share on July 1, 2005. The Company has requested but has to date not been granted an extension to effect a registration statement as well as a freeze in the exercise price of the warrants.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

      (a)   Basis of Presentation:


            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the six months ended June 30, 2005 include the accounts of the Company and its wholly owned subsidiaries; Indoor Air Quality Services, Inc., incorporated in August 2003, FamilySafe, Inc., which was incorporated in February 2004 for the software activities of the Company, Digital I.D. Systems, Inc., which was incorporated in August 2004 and will concentrate on digital security technology and the Company's newest subsidiary E-top-Pics, Inc., that was acquired on June 8, 2005. All intercompany transactions have been eliminated in consolidation. Results of operations includes ETP from the date of acquisition.

      (b)   Revenue Recognition:

            The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Royalty income is recognized according to the terms of the various license agreements. Revenues in the form of direct sales of merchandise are recognized when title passes. Commissions from the on-line sale of sponsor products are recognized at the date of shipment. Revenue from consulting are recognized when services are performed. Income from contracts for advertising income, web site services and solutions will be earned on a pro-rata basis throughout the life of the related contract.

      (c)   Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operation and cash flows for the six months ended June 30, 2005 and 2004. The results of operation for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.


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

      (e)   Stock Based Compensation:

            The Company elected to use the intrinsic value method to account for future options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company will disclose the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). For transactions in which goods and services are the consideration received for the issuance of common stock, the accounting shall be the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. The Company will adopt SFAS 123 (R) as required as of January 1, 2006.

      (f)   Advertising Costs.

            The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $5,671, $1,345 and $18,081 and $3,090 for the three and six months ended June 30, 2005 and 2004, respectively.

      (g)   Software Research and Development Costs:

            Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. For the six months ended June 30, 2005 the Company did not incur any software development costs. For the six months ended June 30, 2004 the Company incurred $81,200 of development costs.

      (h)   Recently Issued Accounting Pronouncements:


      In December 2004, the FASB issued SFAS No. 153 "Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29". Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The application of this statement is not expected to have an impact on the Company's financial statements considering the Company's intermittent participation in exchanges of non-monetary assets.

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company believes this pronouncement which is effective for periods beginning after December 15, 2005 will not have any effect on their financial position.

      In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.


      (i) Stock Option Plan:

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

      On April 21, 2005, options were granted under the plan to acquire an aggregate of 507,500 shares of common stock to employees, officers and directors of the Company. This includes 87,500 options of vested options for the Company's prior CFO. These options were all issued at the average of the bid and ask of our common stock on the dates of grant. If the Company had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the Plan, consistent with the method prescribed by FASB 123. The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

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

      As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income for these options. However, certain options granted to employees outside the plan did result in intrinsic value and corresponding compensation expense. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to all options granted. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for six months ended June 30, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 200%; a risk free interest rate of 6.0%; and expected option life of 5 years.

                                                     For the Six Months Ended      For the Three Months Ended
                                                             June 30,                       June 30,
                                                             --------                       --------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
      Net loss as reported                         $   (648,230)   $   (640,214)   $   (355,713)   $   (329,227)
      Add:  Stock based employee compensation
      included under the intrinsic value method          32,222              --          32,222              --
      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                               (47,400)        (15,072)        (47,400)        (13,326)
                                                   ------------    ------------    ------------    ------------
      Net loss pro forma                           $   (663,408)   $   (655,286)   $   (370,891)   $   (342,553)
      Shares - Basic                                 29,255,420      24,889,298      30,017,341      26,780,100
      Basic & diluted loss per share as reported   $      (0.02)   $      (0.03)   $      (0.01)   $      (0.01)
      Basic & diluted loss per share pro forma     $      (0.02)   $      (0.03)   $      (0.01)   $      (0.01)

      Presented below is a summary of the status of the stock options in the plan and the related transactions for the six months ended June 30, 2005:

                                                     SHARES
                                                     ------

      Options outstanding as of January 1, 2005        755,590
      Granted                                          507,500
      Canceled/Surrendered                            (140,000)
      Exercised                                              0
      Forfeited                                              0
                                                  ------------
      Options outstanding at June 30, 2005           1,123,090
                                                  ============

      For the Six months ended June 30, 2005, the Plan has 376,910 shares available for grant. At June 30, 2005 none of the options have been exercised.


NOTE 3 ACQUISTION OF E-TOP-PICS, INC.

      SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc., pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which is the aggregate fair value of 4 million shares at $.25 per share.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

      Current assets              $    639,315
      Property and equipment             1,736
      Goodwill                       1,151,921
                                  ------------
      Total assets acquired          1,792,972
                                  ------------

      Current liabilities              408,340
      Long term liabilities            322,954
                                  ------------
      Total liabilities assumed        731,294
                                  ------------

      Net assets acquired         $  1,061,678
                                  ------------

      Goodwill, as noted on the balance sheet, includes $61,634 for accounting and legal expenses directly related to the acquisition.

      The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and ETP as if it had occurred on January 1, 2004, the beginning of the earliest period presented.


                                                  For the Six                  For the Three
                                                  Months Ended                  Months Ended
                                                    June 30                       June 30,

                                             2005            2004            2005            2004

Revenues                                      606,283         110,220         539,910          84,949
Net Income/(loss)                            (660,250)       (611,437)       (302,511)       (249,786)
Earnings per share - basic and diluted   $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)
                                         ------------    ------------    ------------    ------------

      The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include the 4 million shares issued in the acquisition of ETP, as if these shares had been outstanding as of the earliest period presented.

NOTE 4 - INTANGIBLE ASSETS.


      In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477. These costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of the three years. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The total purchase price was cash of $25,000 and options to acquire 750,000 shares of the Company's common stock which was valued at $290,000. Amortization for the software costs was $62,394 and $26,120 for the six months ended June 30, 2005 and 2004. Amortization for the software costs was $24,412 and $21,328 for the three months ended June 30, 2005 and 2004.

NOTE 5 - NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was 8% at June 30, 2005. Interest of $953 and $1,988 was charged to operations for the three and six months ended June 30, 2005 and $912 and $429 was charged to operations for the three and six months ended June 30, 2004, respectively. At June 30, 2005, $50,000 of the line has been utilized. The debt is guaranteed by the CEO of the Company and is collateralized by marketable securities which he owns which had a fair market value of approximately $26,863 at June 30, 2005.


NOTE 6 - LONG TERM DEBT.

      Long-term debt is comprised of the following:

                                                   June 30,      December 31,
                                                     2005            2004
                                                 ------------    ------------
Obligation under equipment financed
  payable in installments of $495 including
  13% interest through March 2005                $         --    $      2,353
Insurance premium finance loan payable in
  installments of $2,253 including 7% interest          2,744          11,474
Less:  Current portion                                 (2,744)        (13,827)
                                                 ------------    ------------

                                                 $         --    $         --
                                                 ============    ============

NOTE 7 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

      (a)   Due to stockholders and affiliates


      At June 30, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $448,000 for working capital advances made to the Company. This includes loans made in the amount of $275,000 to ETP in May 2005 prior to the acquisition. This enabled ETP to fund purchases for cameras and film. For the three and six months ended June 30, 2005, interest expense was charged in the amount of $2,576 and $6,628 for the interest expense due Mr. Bozsnyak. The Interest rate used in this calculation is the same interest rate paid to the Company's short term lender.


      Under the terms of their respective employment contracts, Ms. Seaman and Mr. Bozsnyak are owed $27,640 and $59,998, respectively, for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The cumulative salaries waived through December 31, 2004 were $37,500. For the six months ended June 30, 2005, $49,722 in salaries were also waived. Operations was charged with a corresponding increase to additional paid-in capital.

      The Company's former securities counsel is owed $ 22,663 for unpaid legal services at December 31, 2004 and $28,375 at June 30, 2005.

      At June 30, 2005, the Company owed $3,500 to the chairman of the audit and compensation committees per his compensation agreement.

      The Company owes $100,000 to the seller of its mold license at both December 31, 2004 and June 30, 2005.

      The President of the ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President directly. As of June 30, 2005, the Company owed one of these affiliates $76,906.

      (b)   Due from affiliate

            Included in the financial statements as other income is revenue since the date of acquisition of ETP that has been generated by their three year license agreement with the Boston Red Sox entered into on December 31, 2003 for a rental of a sky box at Fenway Park. The Company outsourced the management of the sky box to an affiliated entity, in which the President of ETP is a minority shareholder. This affiliated entity owed the Company $51,955 as of June 30, 2005. No amount was paid to this affiliated company for the management of the sky box from the date of the acquisition through June 30, 2005.

NOTE 8 - LICENSING AGREEMENT WITH FUJI PHOTO USA


      The Company through its ETP subsidiary has licensing agreements with certain NASCAR racing teams and/or certain drivers to manufacture and or distribute one time use cameras using the images, trademarks and other intellectual property of the licensors. Fuji entered into a sub licensing agreement with ETP to manufacture and distribute these cameras. Fuji will pay ETP a royalty of $0.85 per camera. ETP is responsible for paying a royalty to the drivers racing teams of $.50 per camera.

      Upon the execution and delivery of the license agreements and approval letters, which occurred prior to the acquisition by the Company, Fuji paid ETP a royalty advance of $200,000 against future royalty payments. ETP recorded that advance as deferred revenue. As Fuji reports the sales of the cameras ETP records a corresponding reduction of deferred revenue. As a result of the above agreement, Fuji was to pay no additional royalties to ETP until the first 235,294 cameras are sold. Sales of cameras are reported to the Company by Fuji on a quarterly basis. The Company then reports to the drivers and makes payments which are initially charged against prepaid advances if applicable and royalty expense thereafter. This agreement will expire with Fuji on December 31, 2005.

      The deferred revenue under this agreement was $44,539 at June 30, 2005. Prepaid advances to NASCAR drivers were $4,942 at June 30, 2005 and is included within prepaid expenses in these financial statements



NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

            Accounts payable and accrued expenses consist of the following at:

                                          June 30,     December 31,
                                            2005           2004
                                        ------------   ------------
Professional fees                       $     76,934   $     58,226
Estimated registration costs                 200,000        200,000
Interest on notes payable                         --            315
Consultants                                   10,960          9,742
Accrued Payroll other & payroll taxes        104,440          6,580
Sundry operating expenses                    242,009         19,330
                                        ------------   ------------
                                        $    634,343   $    294,193
                                        ============   ============

NOTE 10 - LICENSING AGREEMENT - SKY BOX.

      Through its acquisition of ETP, the Company licenses a Sky Box and certain additional seats for all Fenway Park events. The Company through a managing agent resells these tickets at face value and receives an additional management fee for this service as well as an additional fee for any food and beverage consumed. ETP had prepaid its license fee and ticket charges prior to the acquisition. Included in the balance sheet at June 30, 2005, is $154,376 classified as accounts receivable Red Sox Suite relating to monies owed by ticket purchasers not yet collected. In addition, prepaid expense Prepaid expense - Sky Box represents the unamortized portion of the Sky Box license and ticket fees. At June 30, 2005, this amount aggregated $142,435. The Company also has deferred revenue at June 30, 2005, related to the Sky Box of $279,833 for payments received for events yet to occur. The total income from operation of the Sky Box is reflected as other income on the accompanying financial statements.

NOTE 11 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit At December 31, 2004 the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and
      $1,041,000 expires in 2023 and $1,327,000 which expires in 2024.
      Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $982,000 has been fully reserved The Company has continued to generate losses during 2005. These losses are also fully reserved.

NOTE 12 - COMMON STOCK.

      In April 2005, management disbanded the Advisory Board for the IAQ area due to the inactivity of the IAQ division. 90,000 shares of common stock were returned to the transfer agent. In April 2005, an entry was made to operations crediting Advisory Board consulting for $45,500 with a corresponding debit to additional paid-in capital. On April 1, 2005, an additional entry was made to operations crediting Advisory Board consulting for of $17,500 with a corresponding debit to additional paid-in capital. This was for the return of 25,000 shares from the President of Family Trusted Products, LLC. These shares were also retuned to the transfer agent and retired.

      On April 12, 2005, the Company issued 200,000 restricted common shares to a Director, who also serves as the chairman of the audit and compensation committees. These shares were valued at the fair market value of the average between the bid and the ask on the date of grant.

      On April 21, 2005. a director was issued 500,000 options, for services outside his role as a director, to purchase common stock at a purchase price of $.27. These options vested immediately and were fully expensed. Operations were charged for the aggregate fair value of $135,000.

      On April 26, 2005, Mr. Carrizzo signed a three year employment agreement with the Company. Mr. Carrizzo received an option to purchase 3 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $300,000, as a contra equity account, which represents the difference between the grant price of $.20, and what the stock was actually trading for at the date of grant of $.30. This amount will be amortized over the life of the employment agreement. The Company also charged operations for $17,778 for the amortized portion of this issuance.

      On May 1, 2005, Mr. Bozsnyak signed a new employment agreement with the Company. Mr. Bozsnyak received an option to purchase 1 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $260,000 as a contra equity account, which represents the difference between the grant price of $.20 and what the stock was actually trading for at the date of grant of $.46. This amount will be amortized over the life of the employment agreement. The Company also charged operations for $7,222 for the amortized portion of this issuance.

      On May 10, 2005, the Company through a private sale sold 860,000 restricted common shares at a purchase price of $.25 per share.

      On June 8, 2005, the Company issued 4 million shares of restricted common stock as per the terms of the stock purchase agreement with ETP. The Company recorded $1,000,000 for the fair value of the purchase using $ .25 per share.

      On June 8, 2005, in connection with the ETP acquisition, Mr. O'Connor signed an employment agreement with the Company. Mr. O'Connor received an option to purchase 1 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $260,000 as a contra equity account, which represents the difference between the grant price of $.20 and what the stock was actually trading for at the date of grant of $.46. This amount will be amortized over the life of the employment agreement. The Company also charged operations for $7,222 for the amortized portion of this issuance.

      On June 15, 2005, the Company hired a public relations firm to provide services. The firm was paid $500 and issued 130,000 shares of the Company's restricted common stock. The Company recorded this transaction at a value of $32,500. The Company has recorded this as a prepayment and will amortize the expense over the contract life of one year.


NOTE 13 - COMMITMENTS AND CONTINGENCIES.

      (a)   Lease:

            The Company is obligated under an operating lease for its office, which expires on December 31, 2005, at an annual rent of $13,280.

            In June of 2005 ETP, Inc. moved its offices space to 56 Roland Street, Boston, Massachusetts. The Company has signed a one year operating lease. The annual rent is $21,684 and begins August 1, 2005.

            Rent expense was $6,640 and $3,320 for the three and six months ended June 30, 2005, respectively.


      (b)   Employment Agreements:


            On April 26, 2005, Mr. Carrizzo signed a three year employment contract with the Company. Mr. Carrizzo will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Carrizzo was also granted an option to purchase 3,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

            On May 1, 2005, Mr. Bozsnyak signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

            On April 26, 2005, Ms. Seaman resigned from her position with the Company as President. She remains Secretary and Director. As of that date, Ms. Seaman's employment contract is cancelled


            On June 8, 2005, Mr. O'Connor signed a three year employment contract with the Company. Mr. O'Connor Connor will receive a base salary of $120,000 per year with a 10% increase each year. Mr. O'Connor was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

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


      Liquidity and Capital Resources

            The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock. For the year ended December 31, 2004, the Company raised cash proceeds of $1,117,000 through a private placement of its shares of common stock at a purchase price of $.25 per share. The Company paid approximately $75,000 of its accounts payable from these proceeds. On April 25, 2005, the Company amended its Articles of Incorporation to issue 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000 from 100,000,000. On May 6, 2005, the Company sold 860,000 shares of restricted common stock in a private sale at a purchase price of $.25 per share for net proceeds of $215,000.

            On July 12, 2005, management began a private placement of a convertible note with an attached warrant. Each accredited investor will purchase a Unit for $10,000. Each Unit will consist of (a) a 10% convertible note (the "Note") and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share (the "Common Stock") exercisable at $0.50 per share (the "Warrants"). The Notes will be convertible at any time after January 31, 2006 at the option of the holder into Common Stock at the conversion rate of $0.40 per share (the "Conversion Rate"). Accordingly, an aggregate of not less than 625,000 shares of Common Stock and not more than 2,500,000 shares of Common Stock will be issuable upon full conversion of the Notes, excluding conversion of interest payment. If the Company raises three million dollars an aggregate of not more than 7,500,00 shares of Common Stock will be issued upon full conversion of the Notes, excluding conversion of the interest payment. The Company has raised $ 404,000 as of August 26, 2005 by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days. If the Company is unable to raise the necessary capital, it will be unable to continue operating. The Company has enough cash for operations for the next three months.

            Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2004, the Company had cash and cash equivalents of $2,459 and a working capital deficiency of $554,918. For the six months ended June 30, 2005, the Company had cash and cash equivalents of $289,304 and a working capital deficiency of $890,751. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations for the next three months. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past the end of November 2005. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

            Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $29,664 and was $207,251, respectively. The reduction of net cash used in operating activities is primarily related to the non cash compensation associated with stock and option issuances as well as the operations of ETP for the twenty two day period since its acquisition.

            Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $23,326 and $797,400, respectively. All activity outlaid during the six months ended June 30, 2005, was in relation to expenses for the ETP acquisition less the cash acquired. The use of cash funds in investing activities prior to the current year has been for property, asset and license acquisitions and software development costs.

            Net cash provided from financing activities for the six months ended June 30, 2005 and 2004 was $339,835 and 799,565 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

            Since the Company did not have sufficient cash to operate, the Company's Chief Executive Officer and former President did not take their salaries. Their unpaid salaries are being accrued and aggregated $87,640 at December 31, 2004 and at June 30, 2005. Commencing on October 1, 2004, Ms. Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate waived salary through June 30, 2005 was $86,722. and for the three months ended June 30, 2005 was $11,722, this amount was charged to operations. On May 1, 2005, Mr. Bozsnyak has signed a new employment agreement and will no longer waive his salary. Ms. Seaman, resigned from her position as President of the Company on April 26, 2005 and her employment agreement terminated.

      As of August 26, 2005, the Company's has raised cash for operations of approximately $404,000. The Company has enough cash for operations for the next three months. The Company will need an additional $1-$2 million, to allow it to operate for the next twelve months through August 2006. For the last five months, the Company's CEO has been providing the capital necessary to continue operating through cash loans to the Company. As of June 30, 2005, the Company owes the CEO an aggregate of $448,000.


      The Company's Business and Plan of Operation

      The Company's business plan is directing its efforts on investigating opportunities that will improve family safety and well being. The Company is currently focusing on family software through its subsidiary, FamilySafe, Inc. ("FamilySafe") and sales of film and cameras through its latest acquisition of E-Top-Pics, Inc., ("ETP"). ETP will also be responsible for selling the Sentry software.


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

      The Company has completed manufacturing 10,000 units of the Sentry At Home product for retail sales as well as continuing to sell both products on the Internet. The manufacturing was completed by June 30, 2005. The Company is hopeful that the product will be on retailer's shelves by October 2005.

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

      The Company will also seek to market the products focusing on grassroots initiatives, community outreach, resellers and other media outreach initiatives. Recently, the Company formed a partnership with AmeriCares, a nonprofit disaster relief organization. The Company will contribute $5.00 to AmeriCares from each software product that is purchased online. On July 15, 2005, the processed a payment for $155 for the second quarter ended June 30, 2005 for the sale of 31 units. The Company plans to seek other nonprofit relationships.

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

      ETP, will be responsible to spearhead SearchHelp's previously intended plan to distribute Sentry to law enforcement, educational, pediatrician, charitable organization, and in-home-computer-technician channels.

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


Indoor Air Products


      On February 3, 2004, the Company entered into an agreement with Environmental Commercial Technology Corp. ("ECT"), a company that was granted the rights to market an organic compound for mold remediation that has the ability to both kill and prevent the growth of mold and fungus in an environmentally safe manner. Pursuant to the agreement, the Company is entitled to receive an interest equal to 5% of the gross revenue from the sale of the product by ECT. In return, the Company provided immediate development capital of $500,000 and was obligated to pay ECT an additional $100,000 in August 2004. The Company will also provide consulting services in connection with the marketing and sales of the product, especially in the consumer marketplace. The Company granted ECT and its parent company Bioneutral Laboratories Corporation USA, as additional consideration, a total of 2,300,000 shares of common stock and a warrant to purchase up to 2,300,000 shares of common stock at a purchase price of $.33 per share. The Company is required to register the stock issued to Bioneutral and ECT. Since the shares were not registered as of June 30, 2005, the purchase price of the common stock fell to $.13 a share on July 1, 2005, and will continue to decline by $.02 per share per month until the shares underlying the warrants are registered or until the purchase price equals $ .01 per share in January 2006. Since the shares were not registered by January 1, 2005, Bioneutral could at any time thereafter, and continues to be able to, terminate the agreement. In such event, Bioneutral would have to return the Company's $500,000 and a portion of the stock issued to ECT and Bioneutral. Management is currently negotiating with Bioneutral to change the way the purchase price is calculated, but cannot give assurance to the outcome of such negotiations.

      The Company has received an update from Bioneutral, dated August 17, 2005. To date Bioneutral has yet to file with the EPA. Management anticipates receiving quarterly updates from Bioneutral as to the ongoing status.

      Marketing

      Bioneutral continues to be the responsible party for all marketing and sales of the mold remediation compound. The product will be marketed through remediation companies that specialize in the remediation of mold and fungi.

      Competition

      The Company will compete for business with many IAQ companies, many of whom have greater experience, expertise and/or greater resources than Bioneutral.

E-Top-Pics, Inc.

General

      On June 8, 2005, SearchHelp, Inc. purchased 100% of E-Top-Pics, Inc., ("ETP"), common stock in exchange for four million shares of SearchHelp, Inc. restricted common stock. ETP became a wholly owned subsidiary of SearchHelp, Inc. The acquisition was accounted for as a purchase. ETP is a company focused on marketing and distribution of specialty branded disposable cameras, film and accessories. ETP was incorporated in the state of Massachusetts, on June 30, 2002. ETP has entered into licensing and royalty agreements with various companies to facilitate the sale of these products. The majority of Company's customers are located throughout the United States. This acquisition has taken the Company out of the development stage.

ETP NASCAR Racing Team Flash Cameras

      ETP has built a strong relationship with NASCAR, and holds licensing agreements with four NASCAR racing teams. ETP has entered into an exclusive license agreement with FUJI USA, Inc. under which ETP sells the "Fujicolor QuickSnap Car Driver Series," which are one-time-use flash cameras. The cameras decor features the driver's image, signature and race car number. These affinity cameras are distributed at NASCAR racing events and throughout North America at various mass retailers.

      ETP expects sales from their "NASCAR related product" sector to grow significantly during the next few years, as auto racing continues to be the fastest growing spectator sport in the United States.

Fuji INSTAX Commercial Market Products

      ETP has also built a strong relationship with the Commercial Sales and Marketing Group at Fuji Film America. We believe that this is because ETP has shown it has a great ability to market and distribute Fuji film product in the United States market where Fuji has limited commercial sales force or expertise. Prior to April 2004, sales of Fuji FP-100 professional line film only represented 2% of the U.S. film market. ETP believes it can increase this market share significantly during the next few years.

      Due to its recent success, Fuji has now contracted with ETP to launch Fuji's commercial line of INSTAX cameras and INSTAX wide format pack film in the United States beginning in August 2005; a $400 million market in the U.S. that is currently dominated by Polaroid. ETP believes that it can capture more than 10% of this market by the end of 2006 and hopes to capture 50% or more over the next four to five years.

      Under the terms of the agreement, ETP has been engaged as an authorized Fuji distributor. The agreement may be terminated by Fuji at any time in the event that ETP fails to achieve and maintain satisfactory sales performance levels.

      In addition, ETP will also market and distribute approximately 40 additional products from Fuji's vast product portfolio. Including many of its best selling imaging products, such as ink jet paper, 35mm film and digital cameras.

Key Personnel of ETP

      Mr. Brian O'Connor founded E-Top-Pics in 2001. Prior to this, Mr. O'Connor was the vice president for North American and Asia Pacific Sales for the Polaroid Corporation from 1989 to 1998. At Polaroid, he was responsible for more than 900 employees in sales and marketing for the entire U.S. business that generated over $1.1 billion in sales. During the past few years he has negotiated several key marketing arrangements which have resulted in successful relationships with key personnel at Fuji Film America, Major League Baseball, and NASCAR. In addition to his tenure at Polaroid and founding E-Top-Pics, Inc., Mr. O'Connor established an international consumer sales group in Asia, Japan, South America, Africa and the Middle East for Polaroid component products. O'Connor currently serves on the board of directors of Dana Farber Cancer Institute and the Jimmy Fund Advisory Council. Formerly, he served on the board of directors of the Carroll School for Dyslexic Children and The New England Sports Museum.

The Market

      Currently there is an annual market for instant film and cameras of between $400 and 450 million dollars in the United States.

Marketing

      We are in the process of hiring four sales people that have years of experience in distribution of the instant film and camera products. These sales people will be hired directly by Mr. O'Connor and have an established account base. In addition to the commercial market the Company is also pursuing the law enforcement segment which has an existing need for the instant cameras and film and showed interest in our on line monitoring and filtering products.


Competition

      Polaroid and Hewlett Packard are most likely to be our biggest competitors. These companies are the leaders in the industry for instant film, cameras and digital printer lines.


Future products

      o The Company continues to evaluate the viability and need for other child and family security type products. With this in mind, it has just completed its beta version of a corporate monitoring product called Sentry Office Controls, that will allow employers to not only monitor the time efficiency of their employees, but also to filter and/or eliminate access to web sites deemed inappropriate during work hours. Within the next few months, SearchHelp plans to introduce additional products to create a suite of products:



            -     Sentry Identity Protection an Anti-Phishing software

            - Currently working with a company to develop a product that will tie together Amber Alert feeds, a Pedophile locator and a digital I.D. program.

            -     Company will introduce a family friendly firewall.

            - Company plans to introduce two more monitoring products; one for small offices (1-15 computer users) and a second for mid sized companies (15 to 250 users).

            - SearchHelp is also researching products to help parents keep track of their children while in stores, theme parks, malls, etc., such as monitors that use radio wave frequency, to more sophisticated monitors that use GPS.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

      (a) Evaluation of Disclosure Controls and Procedures- the Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

      The Company's management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

      (b) Changes in Internal Controls There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.




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

      On April 21, 2005, options were granted to the President and one director to purchase 560,000 shares of the Company's commons stock at a purchase price of $.27 per share. 500,000 shares vested immediately and 60,000 vest over 4 years. Both have a 5 year option life.

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

      On June 8, 2005, the Company issued 4 million shares of restricted common stock as per the terms of the stock purchase agreement with E-Top-Pics, Inc. The Company recorded $1,000,000 for the value of the purchase using $ .25 per share.

      On June 8, 2005, Mr. O'Connor signed a new employment agreement with the Company. Mr. O'Connor received an option to purchase 1 million shares of the Company's common stock at a purchase price of $.20 per share.

      On June 15, 2005, the Company hired a public relations firm to promote the Company's stock. The firm was paid $500 and issued 130,000 in consideration of $25. The Company valued this transaction by using $.25 per share for an aggregate value of $32,500.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

            31.2 Certification of and Chief Financial Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

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

SearchHelp, Inc.
--------------------
(Registrant)



By: _____________________________________________
      William Bozsnyak, Chief Financial Officer


Date: August 29,  2005