Form 10QSB/A
period 2005-06-30
SEARCHHELP INC
filed 2005-09-02
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ---------------------------------------------
                                  Form 10-QSB/A

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

This Amendment No. 1 on Form 10-QSB/A includes a date correction on Certification 32.2. For the convenience of the readers, this Amendment No. 1 restates the Company's quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                                    I N D E X

                                                                        Page No.

                          PART I FINANCIAL INFORMATION

FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as at June 30, 2005 (Unaudited) and
          December 31, 2004                                                  2-3

      Consolidated Statements of Operations
         For the Six and Three months ended June 30, 2005 and 2004
        (Unaudited)                                                            4

      Consolidated Statements of Cash Flows
       For the Six months ended June 30, 2005 and 2004 (Unaudited)
                                                                             5-7

      Notes to Consolidated Financial Statements (Unaudited)                8-20

Management's Discussion and Analysis                                       21-27

Controls and Procedures                                                       28

PART II:

  Item 2 - Unregistered Sales of Equity Securities                            29

  Item 6 - Exhibits                                                           30

  Signature Page                                                              31

                                    ASSETS


                                                            June 30,     December 31,
                                                              2005           2004
                                                          ------------   ------------
                                                          (Unaudited)
Current assets:
  Cash                                                    $    289,304   $      2,459
  Accounts receivable                                          150,830            951
  Accounts receivable-Sky Box                                  154,376             --
  Inventory - Software                                          30,900             --
  Due from affilates                                            52,106         18,519
  Prepaid expense                                               46,920         17,764
  Prepaid expense - Sky Box                                    142,435             --
                                                          ------------   ------------
        Total current assets                                   866,871         39,693
                                                          ------------   ------------

Property and equipment                                           1,585             --
                                                          ------------   ------------

Other assets:
  Software development costs, less accumulated
    amortization of $368,693 and $306,300, respectively        193,784        256,177
  Deferred license fee                                       1,950,000      1,950,000
  Goodwill                                                   1,151,921             --
  Security deposit                                               2,155          2,155
                                                          ------------   ------------

        Total other assets                                   3,297,860      2,208,332
                                                          ------------   ------------

        Total assets                                      $  4,166,316   $  2,248,025
                                                          ============   ============

                 See notes to consolidated financial statements.

                       SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          June 30,      December 31,
                                                            2005            2004
                                                        ------------    ------------
                                                         (Unaudited)
Current liabilities:
  Note payable - bank                                   $     50,000    $     49,450
  Current portion of long-term debt                            2,744          13,827
  Due to stockholders                                        666,990         236,641
  Due to affilates                                            76,906              --
  Deferred revenues                                           46,806             500
  Deferred revenues - Sky Box                                279,833              --
  Accounts payable and accrued expenses                      634,343         294,193
                                                        ------------    ------------
        Total current liabilities                          1,757,622         594,611
                                                        ------------    ------------

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

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Six                 For the Three
                                                Months Ended                 Months Ended
                                                  June 30                       June 30,
                                           2005            2004            2005           2004
                                       (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
Revenues
  Royalty/Commissions                  $      8,112    $         --    $      8,112    $         --
  Film & Cameras                            147,762              --         147,762              --
  Other                                       3,440             605           3,154              13
                                       ------------    ------------    ------------    ------------
Total Revenues                              159,314             605         159,028              13
                                       ------------    ------------    ------------    ------------

Cost of Sales
  Royalty/Commissions                         3,973              --           3,973              --
  Film & Cameras                            141,478              --         141,478              --
  Other                                         300              --             300              --
                                       ------------    ------------    ------------    ------------
Total Cost of Sales                         145,751              --         145,751              --
                                       ------------    ------------    ------------    ------------

Gross Profit                                 13,563             605          13,277              13
                                       ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                   109,306          70,180          68,266          29,082
  Web site costs                             22,849          39,514           9,559          22,042
  Software development costs                     --          81,200              --           6,200
  General and administrative                452,521         383,070         250,826         220,302
  Depreciation and amortization              62,545          52,738          31,348          37,980
                                       ------------    ------------    ------------    ------------
Total operating expenses                    647,221         626,702         359,999         315,606
                                       ------------    ------------    ------------    ------------

Loss from operations                       (633,658)       (626,097)       (346,722)       (315,593)
                                       ------------    ------------    ------------    ------------

Other (Income) Expenses
  Interest                                   16,033             912          10,452             429
  Other Income                               (1,461)             --          (1,461)             --
  Loss on disposal of equipment                  --          13,205              --          13,205
                                       ------------    ------------    ------------    ------------
Total other expenses                         14,572          14,117           8,991          13,634
                                       ------------    ------------    ------------    ------------

Net loss                               $   (648,230)   $   (640,214)   $   (355,713)   $   (329,227)
                                       ============    ============    ============    ============

Per share data:
  Loss per share - basic and diluted   $       (.02)   $       (.03)   $       (.01)   $       (.01)
                                       ============    ============    ============    ============

Weighted average number of
  shares outstanding                     29,255,420      24,889,298      30,017,341      26,780,100

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                      For the Six      For the Six
                                                      Months Ended     Months Ended
                                                        June 30,        June 30,
                                                          2005             2004
                                                      ------------    ------------
                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities:
Net loss                                              $   (648,230)   $   (640,214)
                                                      ------------    ------------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Waiver of officers' salaries                              49,222              --
  Stock and options issued for services                    103,321              --
  Compensatory element of stock options                      2,720              --
  Depreciation                                                 303           1,457
  Amortization of software development costs                62,241          51,280
  Amortization of consulting fees                               --          51,075
  Amortization of deferred compensation                     32,222
  Loss on disposal of equipment                                 --          13,205
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
  Accounts receivable                                       59,459            (314)
  Inventory                                                (30,900)             --
  Prepaid expenses                                          33,071            (400)
  Deferred revenue                                           3,185            (120)
  Due To Placement Agent                                        --             100
  Accounts payable and accrued expenses                    303,722         316,680
                                                      ------------    ------------
Total adjustments                                          618,566         432,963
                                                      ------------    ------------

Net cash used in operating activities                      (29,664)       (207,251)
                                                      ------------    ------------

Cash flows from investing activities:
Equipment (purchases) sales                                     --           2,600
  Acquisition expenses Less Cash Acquired                  (23,326)
Deferred license fee                                            --        (800,000)
                                                      ------------    ------------
Net cash used in investing activities                      (23,326)       (797,400)
                                                      ------------    ------------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (Continued)

                                                    For the Six     For the Six
                                                   Months Ended    Months Ended
                                                      June 30,        June 30,
                                                   ------------    ------------
                                                       2005             2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
Cash flows from financing activities:
  Due to stockholder                                    155,874              --
  Due to affiliates                                     (20,530)             --
  Note payable - bank                                       550              --
  Notes payable - other                                  (8,730)             --
  Equipment loans                                        (2,353)         (2,545)
  Proceeds from sale of securities                      215,024         802,110
                                                   ------------    ------------
Net cash provided by financing activities               339,835         799,565
                                                   ------------    ------------

Net increase (decrease) in cash                         286,845        (205,086)

Cash at beginning of period                               2,459         271,800
                                                   ------------    ------------

Cash at end of period                              $    289,304    $     66,714
                                                   ============    ============

Supplemental Disclosure of cash flow
Information:

Cash payment made during the period
  Interest                                         $      9,004    $        964
                                                   ============    ============





Supplemental of non cash investing and
fiancing activity:
The company purchased all the capital
stock of E-top-Pics, Inc. as of June 8, 2005.
In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of Assets Acquired                      $  1,792,972
Common stock issued for capital stock                (1,000,000)
Acquisition related expenses                            (61,678)
                                                   ------------
Liabilities assumed                                $    731,294
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

                                  June 30, 2005
                                   (Unaudited)

NOTE 1 - PLAN OF ORGANIZATION:

      (a)   Organization and Presentation of Financial Statements and Going
            Concern:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and have not carried on any significant operations. On June 8, 2005, SearchHelp, Inc. purchased 100% of E-Top-Pics, Inc., ("ETP"), common stock in exchange for four million shares of SearchHelp, Inc. restricted common stock. ETP became a wholly owned subsidiary of SearchHelp, Inc. The acquisition was accounted for as a purchase, and accordingly. ETP's operations have been consolidated herein since that date. ETP is a company focused on marketing and distribution of specialty branded disposable cameras, film and accessories. ETP was incorporated in the state of Massachusetts, on June 30, 2002. ETP has entered into licensing and royalty agreements with various companies to facilitate the sale of these products. The majority of the Company's customers are located throughout the United States. This acquisition has taken the Company out of the development stage.


            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has recorded a net loss of $648,230 for the six months ended June 30, 2005 and has an accumulated deficit of $3,774,736.

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


            Since the Company has not generated significant revenues and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next twelve months, management believes the Company will need additional financing to continue operating. On April 25, 2005, the Company amended its Articles of Incorporation to issue 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000 from 100,000,000. In July, management began a private placement to raise additional funds by issuing a convertible note with an attached warrant. Management is planning to raise the funds by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days. If the Company is unable to raise the necessary capital it will be unable to continue operating.

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

            The Company's latest acquisition of ETP, added a marketing and distribution company that will be primarily responsible for selling the Company's Sentry software products as well as continuing to bring in revenue from already established film and camera channels. ETP has license agreements with various NASCAR racing teams and or drivers to manufacture and or distribute one time use cameras using the images, trademarks and other intellectual property of the licensors. ETP also has a sub licensing agreement with Fuji Photo USA to market and distribute cameras. ETP signed a three year licensing agreement with the Boston Red sox to lease a Sky Box at Fenway Park. ETP generates revenues from the management of the Sky Box.

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

            In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operation and cash flows for the three and six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.


      (d)   Earnings Per Share:

            The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented as it is anti-dilutive.

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


      (i) Stock Option Plan:

      On December 15, 2003, the Company's stockholders ratified the SearchHelp, Inc. 2004 Stock Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights. Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified ISOs shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five
      (5) years and ten (10) years for non-qualifying ISO's. The Plan commenced on January 1, 2004 and will terminate on December 31, 2014 unless sooner terminated by the Board of Directors.

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

      Current assets              $    639,315
      Property and equipment             1,736
      Goodwill                       1,151,921
                                  ------------
      Total assets acquired          1,792,972
                                  ------------

      Current liabilities              408,340
      Long term liabilities            322,954
                                  ------------
      Total liabilities assumed        731,294
                                  ------------

      Net assets acquired         $  1,061,678
                                  ============

      Goodwill, as noted on the balance sheet, includes $61,634 for accounting and legal expenses directly related to the acquisition.

      The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and ETP as if the acquisition had occurred on January 1, 2004, the beginning of the earliest period presented.


                                                  For the Six                  For the Three
                                                  Months Ended                  Months Ended
                                                    June 30                       June 30,

                                             2005            2004            2005            2004

Revenues                                 $    606,283    $    110,220    $    539,910    $     84,949
Net Income/(loss)                            (660,250)       (611,437)       (302,511)       (249,786)
Earnings per share - basic and diluted   $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)

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

NOTE 5 - NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate, or 8% at June 30, 2005. Interest of $953 and $1,988 was charged to operations for the three and six months ended June 30, 2005 and $912 and $429 was charged to operations for the three and six months ended June 30, 2004, respectively. At June 30, 2005, $50,000 of the line has been utilized. The debt is guaranteed by the CEO of the Company and is collateralized by marketable securities which he owns which had a fair market value of approximately $26,863 at June 30, 2005.


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
                                                 ============    ============

NOTE 7 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

      (a)   Due to stockholders and affiliates


      At June 30, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $448,000 for working capital advances made to the Company. This includes loans made in the amount of $275,000 to ETP in May 2005, prior to the acquisition. This enabled ETP to fund purchases for cameras and film. For the three and six months ended June 30, 2005, interest expense was charged in the amount of $2,576 and $6,628 for the interest expense due Mr. Bozsnyak. The Interest rate used in this calculation is the same interest rate paid to the Company's short term lender.


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

      Upon the execution and delivery of the license agreements and approval letters, which occurred prior to the acquisition by the Company, Fuji paid ETP a royalty advance of $200,000 against future royalty payments. ETP recorded that advance as deferred revenue. As Fuji reports the sales of the cameras, ETP records a corresponding reduction of deferred revenue. As a result of the above agreement, Fuji was to pay no additional royalties to ETP until the first 235,294 cameras are sold. Sales of cameras are reported to the Company by Fuji on a quarterly basis. The Company then reports to the drivers and makes payments which are initially charged against prepaid advances if applicable and royalty expense thereafter. This agreement will expire with Fuji on December 31, 2005.

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

NOTE 11 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit. At December 31, 2004, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022 and
      $1,041,000 expires in 2023 and $1,327,000 which expires in 2024.
      Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $982,000 has been fully reserved The Company has continued to generate losses during 2005. These losses are also fully reserved.

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

      On April 12, 2005, the Company issued 200,000 restricted common shares to a Director, who also serves as the chairman of the audit and compensation committees. These shares were valued at the fair market value of the average between the bid and the ask price of the common stock on the date of grant.

      On April 21, 2005, a director was issued 500,000 options, for services outside his role as a director, to purchase common stock at a purchase price of $.27. These options vested immediately and were fully expensed. Operations were charged for the aggregate fair value of $135,000.

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


NOTE 13 - COMMITMENTS AND CONTINGENCIES.

      (a)   Lease:

            The Company is obligated under an operating lease for its office space, which expires on December 31, 2005, at an annual rent of $13,280.

            In June of 2005, ETP, Inc. moved its office space to 56 Roland Street, Boston, Massachusetts. The Company has signed a one year operating lease. The annual rent is $21,684 and begins August 1, 2005.

            Rent expense was $6,640 and $3,320 for the three and six months ended June 30, 2005, respectively.


      (b)   Employment Agreements:


            On April 26, 2005, Mr. Carrizzo, the Company's President, signed a three year employment contract with the Company. Mr. Carrizzo will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Carrizzo was also granted an option to purchase 3,000,000 shares of the Company's common stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

            On May 1, 2005, Mr. Bozsnyak, the Company's CEO, signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's common stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

            On April 26, 2005, Ms. Seaman resigned from her position with the Company as President. She remains Secretary and Director. As of that date, Ms. Seaman's employment contract was cancelled


            On June 8, 2005, Mr. O'Connor, the Company's Chief Operating Officer, signed a three year employment contract with the Company. Mr. O'Connor Connor will receive a base salary of $120,000 per year with a 10% increase each year. Mr. O'Connor was also granted an option to purchase 1,000,000 shares of the Company's common stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life.

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


      Liquidity and Capital Resources

            The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock. For the year ended December 31, 2004, the Company raised cash proceeds of $1,117,000 through a private placement of its shares of common stock at a purchase price of $.25 per share. The Company paid approximately $75,000 of its accounts payable from these proceeds. On April 25, 2005, the Company amended its Articles of Incorporation to authorize 25,000,000 shares of preferred stock as well as increasing the amount of common stock that the Company is authorized to issue to 250,000,000 from 100,000,000. On May 6, 2005, the Company sold 860,000 shares of restricted common stock in a private sale at a purchase price of $.25 per share for net proceeds of $215,000.

            On July 12, 2005, subsequent to the balance sheet date, management began a private placement of a convertible note with an attached warrant. Each accredited investor will purchase a Unit for $10,000. Each Unit will consist of (a) a 10% convertible note (the "Note") and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share (the "Common Stock") exercisable at $0.50 per share (the "Warrants"). The Notes will be convertible at any time after January 31, 2006 at the option of the holder into Common Stock at the conversion rate of $0.40 per share (the "Conversion Rate"). Accordingly, an aggregate of not less than 625,000 shares of Common Stock and not more than 2,500,000 shares of

      Common Stock will be issuable upon full conversion of the Notes, excluding conversion of interest payment. If the Company raises three million dollars an aggregate of not more than 7,500,00 shares of Common Stock will be issued upon full conversion of the Notes, excluding conversion of the interest payment. The Company has raised $ 404,000 as of August 26, 2005 by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days. If the Company is unable to raise the necessary capital, it will be unable to continue operating. The Company believes that they only have enough cash for operations for the next three months.

            Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2004, the Company had cash and cash equivalents of $2,459 and a working capital deficiency of $554,918. At June 30, 2005, the Company had cash and cash equivalents of $289,304 and a working capital deficiency of $890,751. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations for only the next three months. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past the end of November 2005. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

            Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $29,664 and $207,251, respectively. The reduction of net cash used in operating activities is primarily related to the non cash compensation associated with stock and option issuances as well as the operations of ETP for the twenty two day period since its acquisition.

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

            Net cash provided from financing activities for the six months ended June 30, 2005 and 2004 was $339,835 and $799,565 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

            Since the Company did not have sufficient cash to operate, the Company's Chief Executive Officer and former President did not take their salaries. Their unpaid salaries are being accrued and aggregated $87,640 at December 31, 2004 and at June 30, 2005. Commencing on October 1, 2004, Ms. Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The aggregate waived salary through June 30, 2005 was $86,722. and for the three months ended June 30, 2005 was $11,722. On May 1, 2005, Mr. Bozsnyak has signed a new employment agreement and will no longer waive his salary. Ms. Seaman, resigned from her position as President of the Company on April 26, 2005 and her employment agreement terminated.

      As of August 26, 2005, the Company's has raised cash for operations of approximately $404,000. The Company has enough cash for operations for only the next three months. The Company will need an additional $1-$2 million, to allow it to operate for the next twelve months through August 2006. For the last five months, the Company's CEO has been providing the capital necessary to continue operating through cash loans to the Company. As of June 30, 2005, the Company owes the CEO an aggregate of $448,000.


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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

      (a) Evaluation of Disclosure Controls and Procedures- the Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

      (b) Changes in Internal Controls: There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

                                     PART II


Item 2. Unregistered Sales of Equity Securities.


      On April 1, 2005, Mr. David Barnes was issued 200,000 shares of the Company's restricted common stock for serving as a director of the Company as well as chairman and financial expert of the audit committee and chairman of the compensation committee.

      On April 21, 2005, options were granted to the President and one director to purchase 560,000 shares of the Company's common stock at a purchase price of $.27 per share. 500,000 shares vested immediately and 60,000 vest over 4 years. Both have a 5 year option life.

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

      On June 15, 2005, the Company hired a public relations firm to promote the Company's stock. The firm was paid $500 and issued 130,000 shares of the Company's restricted common stock, in consideration of $25. The Company valued this transaction by using $.25 per share for an aggregate value of $32,500.

Item 6. Exhibits.

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

SearchHelp, Inc.
--------------------
(Registrant)



By: /s/ William Bozsnyak
    --------------------------------------------------
    William Bozsnyak, Chief Financial Officer & CEO


Date: September 2, 2005