Form 10QSB
period 2005-09-30
SEARCHHELP INC
filed 2005-11-14
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 11, 2005 is 36,182,760 shares.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                                    I N D E X
                                                                        Page No.

PART I FINANCIAL INFORMATION

FINANCIAL STATEMENTS:

      Consolidated Balance Sheets as at September 30, 2005
         (Unaudited) and December 31, 2004                                  2-3

      Consolidated Statements of Operations
         For the Nine and Three months ended
         September 30, 2005 and 2004 (Unaudited)
                                                                            4

      Consolidated Statements of Cash Flows
         For the Nine months ended September 30,
         2005 and 2004 (Unaudited)
                                                                           5-7

      Notes to Consolidated Financial Statements (Unaudited)               8-18

Management's Discussion and Analysis                                      19-23

Controls and Procedures                                                    25

PART II:

      Item 1 - Legal Proceedings                                           26
      Item 2 - Changes in Securities                                       26
      Item 3 - Defaults upon Senior Securities                             26
      Item 4 - Submission of Matters to A Vote of Securities Holders       26
      Item 5 - Other Information                                           26
      Item 6 - Exhibits                                                   26-27
      Signature Page                                                       28

                        SEARCHHELP, INC. AND SUBSIDIARIES            Page 1 of 2
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30,   December 31,
                                                               2005            2004
                                                           ------------    ------------
                                                           (Unaudited)
Current assets:
  Cash                                                     $    128,359    $      2,459
  Accounts receivable                                           507,447             951
  Accounts receivable - Sky Box                                  49,482              --
  Inventory                                                      31,220              --
  Due from affilates                                             51,955          18,519
  Prepaid expense                                                63,175          17,764
  Prepaid expense - Sky Box                                      27,807              --
                                                           ------------    ------------
        Total current assets                                    859,445          39,693
                                                           ------------    ------------

Property and equipment - net                                      1,434              --
                                                           ------------    ------------

Other assets:
  Software development costs, less accumulated
    amortization of $399,890 and $306,300, respectively         162,587         256,177
  Deferred license fee                                        1,750,000       1,950,000
  Deferred finance costs, less amortization of $1,347            39,053
  Goodwill                                                    1,169,581              --
  Security deposit                                                6,155           2,155
                                                           ------------    ------------

        Total other assets                                    3,127,376       2,208,332
                                                           ------------    ------------

        Total assets                                       $  3,988,255    $  2,248,025
                                                           ============    ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES            Page 2 of 2
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,    December 31,
                                                                       2005             2004
                                                                   ------------     ------------
                                                                   (Unaudited)
Current liabilities:
  Note payable - bank                                              $     50,000     $     49,450
  Note payable - insurance                                               16,146           13,827
  Due to stockholders                                                   778,261          236,641
  Due to affilates                                                       61,544               --
  Deferred revenues                                                       5,685              500
  Deferred revenues - Sky Box                                            17,951               --
  Accounts payable and accrued expenses                                 386,145          294,193
                                                                   ------------     ------------
        Total current liabilities                                     1,315,732          594,611
                                                                   ------------     ------------

Other liabilites:
  Note payable - Private Placement, net of discount of $231,511         172,489               --
  Due to BNC                                                            100,000               --
                                                                   ------------     ------------
        Total liabilities                                               272,489               --
                                                                   ------------     ------------

Commitments and contingencies

Stockholders' equity
  Common stock - $.0001 par value
    Authorized  - 250,000,000 shares
    Issued and outstanding -33,585,033 and 28,485,033
    shares, respectively                                                  3,359            2,849
  Additional paid-in capital                                          7,260,864        4,816,526
  Deferred compensation                                                (719,444)              --
 Accumulated deficit                                                 (4,144,745)      (3,165,961)
                                                                   ------------     ------------
        Total stockholders' equity                                    2,400,034        1,653,414
                                                                   ------------     ------------
        Total liabilities and stockholders'
          equity                                                   $  3,988,255     $  2,248,025
                                                                   ============     ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Nine                     For the Three
                                                 Months Ended                     Months Ended
                                                 September 30                     September 30,
                                            2005             2004             2005             2004
                                         (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues
  Imaging Products                      $  1,307,027     $         --     $  1,151,152     $         --
  Software                                     9,333              605            5,893               --
                                        ------------     ------------     ------------     ------------
Total Revenues                             1,316,360              605        1,157,045
                                        ------------     ------------     ------------     ------------

Cost of Sales
  Imaging Products                         1,263,199               --        1,117,748               --
  Software                                       842               --              542               --
                                        ------------     ------------     ------------     ------------
Total Cost of Sales                        1,264,041               --        1,118,290               --
                                        ------------     ------------     ------------     ------------

Gross Profit                                  52,319              605           38,755
                                        ------------     ------------     ------------     ------------

Operating expenses:
  Selling                                    168,180          105,622           58,874           35,441
  Web site costs                              32,289           53,363            9,440           13,850
  Software development costs                      --           81,200               --               --
  General and administrative                 846,934          570,935          394,413          187,865
  Depreciation and amortization               95,391           90,720           32,846           37,983
                                        ------------     ------------     ------------     ------------
Total operating expenses                   1,142,794          901,840          495,573          275,139
                                        ------------     ------------     ------------     ------------

Loss from operations                      (1,090,475)        (901,235)        (456,818)        (275,139)
                                        ------------     ------------     ------------     ------------

Other (Income) Expenses
  Interest                                    50,159            1,402           34,126              489
  Other Income                              (161,849)              --         (160,388)
Loss on disposal of equipment                     --           13,205               --               --
                                        ------------     ------------     ------------     ------------
Total other expenses                        (111,690)          14,607         (126,262)             489
                                        ------------     ------------     ------------     ------------

Net loss                                ($   978,785)    ($   915,842)    ($   330,556)    ($   275,628)
                                        ============     ============     ============     ============

Per share data:
  Loss per share - basic and diluted    ($       .03)    ($       .04)    ($       .01)    ($       .01)
                                        ============     ============     ============     ============

Weighted average number of
  shares outstanding                      30,714,484       25,136,378       33,585,033       27,027,180

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                          For the Nine     For the Nine
                                                          Months Ended     Months Ended
                                                          September 30,    September 30,
                                                          ------------     ------------
                                                              2005             2004
                                                          ------------     ------------
                                                           (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                $   (978,785)    ($   915,842)
                                                          ------------     ------------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Deferred revenue                                                --             (120)
      Waiver of officers' salaries                              67,403               --
      Stock and options issued for services                    140,993               --
      Compensatory element of stock options                      3,400               --
    Depreciation                                                   454            1,457
    Amortization of deferred financing costs                     1,347               --
    Amortization of software development costs                  93,590           89,263
    Amortization of consulting fees                                 --           63,810
    Amortization of deferred compensation                      100,556               --
    Amortization of beneficial conversion                        8,869               --
    Loss on disposal of equipment                                   --           13,205
    Increase (decrease) in cash flows as a result of
      changes in asset and liability account balances:
      Accounts receivable                                     (192,265)             (14)
      Inventory                                                (31,220)              --
      Prepaid expenses                                         112,925          (23,073)
      License - ECT                                            200,000               --
      Other assets                                              (4,000)
      Deferred revenue                                        (299,818)              --
      Due to placement agent                                        --            (1,700)
      Accounts payable and accrued expenses                    117,172          398,065
                                                          ------------     ------------
  Total adjustments                                            319,406          540,893
                                                          ------------     ------------

Net cash used in operating activities                         (659,379)        (374,949)
                                                          ------------     ------------

Cash flows from investing activities:
  Equipment (purchases) sales                                     (152)           2,600
  Acquisition expenses, less cash acquired                     (40,986)              --
  Deferred license fee                                              --         (800,000)
                                                          ------------     ------------
Net cash used in investing activities                          (41,138)        (797,400)
                                                          ------------     ------------

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (Continued)

                                             For the Nine     For the Nine
                                             Months Ended     Months Ended
                                             September 30,    September 30,
                                             ------------     ------------
                                                 2005             2004
                                             ------------     ------------
                                             (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Due to stockholder                              267,144               --
  Due to/from affiliates                          (17,222)              --
  Due to Bioneutral                               100,000
  Proceeds from notes payable                     404,000               --
  Equipment loans                                      --           (3,881)
  Notes Payable - additional borrowings           16,696                --
  Payments of notes payable                       (13,825)              --
  Deferred financing costs                        (40,400)              --
  Proceeds from sale of securities                210,024          979,630
                                             ------------     ------------
Net cash provided by financing activities         826,417          975,749
                                             ------------     ------------

Net increase (decrease) in cash                   125,900         (196,600)

Cash at beginning of period                         2,459          271,800
                                             ------------     ------------

Cash at end of period                        $    128,359     $     75,200
                                             ============     ============

Supplemental Disclosure of cash flow
Information:

Cash payment made during the period
  Interest                                   $     15,013     $      1,396
                                             ============     ============

Supplemental non cash investing and fiancing activity:
The company purchased all the capital stock of E-top-Pics, Inc. as of June 8, 2005 In conjunction with the acquisition, liabilities were assumed as follows:

Acquisition:
Fair Value of Assets Acquired                $  1,792,972
Common stock issued for capital stock          (1,000,000)
Acquisition related expenses                      (79,338)
                                             ------------
Liabilities assumed                          $    713,634
                                             ============

                       See notes to financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS (Continued)

                                                            For the Nine
                                                            Months Ended
                                                            September 30,
                                                        2005            2004
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Supplemental Schedules of Noncash Investing and Financing Activities:

Common stock issued for services rendered           $         --    $     91,000
                                                    ============    ============

 Options issued for services rendered               $         --    $    186,369
                                                    ============    ============

 Stockholder loans converted to common stock        $         --    $    145,008
                                                    ============    ============

Issuance of stock options as partial payment
  for software                                      $         --    $    290,000
                                                    ============    ============

Issuance of common stock and common stock
  warrants for license                              $         --    $  1,150,000
                                                    ============    ============

Beneficial conversion                               $    240,380    $         --
                                                    ============    ============

                 See notes to consolidated financial statements.

                         SEARCHHELP, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2005

NOTE 1 - PLAN OF ORGANIZATION:

      (a)   Organization and Presentation of Financial Statements and Going
            Concern:

            SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). Since its inception through December 31, 2004, the Company and its predecessor have not generated any significant revenues and had not carried on any significant operations, until the current quarter.

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

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has recorded a net loss of $978,785 for the nine months ended September 30, 2005 and has an accumulated deficit of $4,144,745 as of that date.

            These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety well being.

            Since the Company has not generated significant revenues until the current quarter, and as management does not anticipate the Company will generate substantial revenues from the sale of its products in an amount necessary to meet its cash needs for the next six months, management believes the Company will need additional financing to continue operating. In July, management began a private placement to raise additional funds by issuing convertible notes with an attached warrant. As of September 30, 2005, the Company has raised $404,000 by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise an additional one to two million dollars within the next 90 days.

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

            ETP will be primarily responsible for selling the Company's Sentry software products as well as continuing to bring in revenue from already established imaging product channels. ETP has license agreements with various NASCAR racing teams and or drivers to manufacture and or distribute one time use cameras using the images, trademarks and other intellectual property of the licensors. ETP also has a sub licensing agreement with Fuji Photo USA to market and distribute cameras. In addition, ETP signed a three year licensing agreement with the Boston Red Sox to lease a Sky Box at Fenway Park. ETP generates revenues from the management of the Sky Box.

            The Company has two existing software products, Sentry At Home and Sentry Remote. The Sentry products were developed to keep children safe while online. The Company has finished manufacturing 10,000 units of its Sentry At Home product.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

      (a)   Basis of Presentation:

            The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the nine and three months ended September 30, 2005 include the accounts of the Company and its wholly owned subsidiaries; Indoor Air Quality Services, Inc., incorporated in August 2003, FamilySafe, Inc., which was incorporated in February 2004 for the software activities of the Company, Digital I.D. Systems, Inc., which was incorporated in August 2004 and will concentrate on digital security technology and the Company's newest subsidiary E-top-Pics, Inc., that was acquired on June 8, 2005. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

      (b)   Revenue Recognition:

            The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Imaging product revenue is derived from various sources which are described as follows: Royalty income is recognized according to the terms of the various license agreements. Revenues in the form of direct sales of merchandise are recognized when title passes. Commissions from the on-line sale of sponsor products are recognized at the date of shipment.

            Revenue from the sales of software is recognized when proof of sale to the end user is provided by the retailer.

      (c)   Use of Estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            In the opinion of management, the accompany unaudited Consolidated Condensed Financial statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at September 30, 2005 and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

      (d)   Earnings Per Share:

            The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

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

      (f)   Advertising Costs.

            The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $5,800 and $23,881 for the three and nine months ended September 30, 2005 and $5,800 and $5,990 for the three and nine months ended September 30, 2004.

      (g)   Software Research and Development Costs:

            Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. For the three and nine months ended September 30, 2005 the Company did not incur any software development costs and for the nine months ended September 30, 2004 the Company incurred $81,200 of development costs.

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

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will comply with this statement beginning January 1, 2006.

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

      (i)   Stock Option Plan:

      On December 15, 2003, the Company's stockholders ratified the SearchHelp, Inc. 2004 Stock Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights. Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified ISOs shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five
      (5) years and ten (10) years for a non-qualifying ISO. The Plan commenced on January 1, 2004 and will terminate on December 31, 2014 unless sooner terminated by the Board of Directors.

      On April 21, 2005, options were granted under the plan to acquire an aggregate of 507,500 shares of common stock to employees, officers and directors of the Company. This includes 87,500 options of vested options for the Company's prior CFO. These options were all issued at the average of the bid and ask of our common stock on the dates of grant. .

      On September 26, 2005, options were granted under the plan to acquire an aggregate of 100,000 shares of common stock, to an employee, at an exercise price of $.46. These options were issued at the average of the bid and ask of our common stock on the dates of grant.

      The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0%; expected volatility of 48.410%; a risk free interest rate ranging from 4.14% to 6.0%; and expected option life ranging from 2 to 5 years.

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

                                                      For the Nine Months Ended         For the Three Months Ended
                                                            September 30,                     September 30,
                                                        2005             2004             2005             2004
                                                    ------------     ------------     ------------     ------------
      Net loss as reported                          ($   978,785)    ($   915,842)    ($   330,556)    ($   275,628)
      Add:  Stock based employee compensation
      included under the intrinsic value method          100,556               --           68,333               --
      Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                        (178,055)         (31,092)         (80,634)         (16,020)
                                                    ------------     ------------     ------------     ------------
      Net loss pro forma                            ($ 1,056,284)    ($   946,934)    ($   342,857)    ($   291,648)
                                                    ------------     ------------     ------------     ------------
      Shares - Basic & diluted                        30,714,484       24,485,033       33,585,033       28,485,033
      Basic & diluted loss per share as reported    ($      0.03)    ($      0.04)    ($      0.01)    ($      0.04)
      Basic & diluted loss per share pro forma      ($      0.03)    ($      0.04)    ($      0.01)    ($      0.04)

      Presented below is a summary of the status of the stock options in the plan and the related transactions for the nine months ended September 30, 2005:

                                                            SHARES
            Options outstanding as of January 1, 2005       755,590
            Granted                                         607,500
            Cancelled/Surrendered                          (140,000)
            Exercised                                             0
            Forfeited                                             0
                                                         ----------
            Options outstanding at September 30, 2005     1,223,090
                                                         ==========

      As of September 30, 2005, the Plan has 276,910 shares available for grant and none of the options have been exercised.

NOTE 3 - ACQUISTION OF E-TOP-PICS, INC.

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

            Current assets               $  639,315
            Property and equipment            1,736
            Goodwill                      1,169,581
                                         ----------
            Total assets acquired         1,810,632

            Current liabilities             408,340
            Long term liabilities           322,954
                                         ----------
            Total liabilities assumed       731,294

            Net assets acquired          $1,079,338
                                         ==========

      Goodwill, as noted on the balance sheet, includes $79,274 for accounting and legal expenses directly related to the acquisition. At September 30, 2005, Goodwill was increased by $17,660 for additional accounting fees related to the acquisition. Goodwill will be measured for potential impairment on at least an annual basis as required under SFAS 142.

      The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and ETP as if it had occurred on January 1, 2004, the beginning of the earliest period presented.

                                                  For the Nine                      For the Three
                                                  Months Ended                      Months Ended
                                                  September 30                      September 30,
                                              2005             2004             2005             2004
                                          ------------     ------------     ------------     ------------
Revenues                                  $  1,763,196     $    173,902     $  1,157,045     $     63,683

Net Income/(loss)                           (1,019,433)        (976,974)        (330,555)        (365,536)
Earnings per share - basic and diluted    $      (0.03)    $      (0.03)    $      (0.01)    $      (0.01)
                                          ------------     ------------     ------------     ------------

      The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include the 4 million shares issued in the acquisition of ETP, as if these shares had been outstanding as of the beginning of the earliest period presented.

NOTE 4 - SOFTWARE DEVELOPMENT COSTS.

      In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, since inception, capitalized costs of $247,477. These costs, consisting of amounts paid to independent consultants, related to the implementation and enhancement of its propriety related database and interactive operating software. The Company is amortizing these costs over their estimated useful lives of three years. In August 2003, the Company agreed to purchase certain software from the entity that had been licensing the software to the Company. The total purchase price was cash of $25,000 and options to acquire 750,000 shares of the Company's common stock which was valued at $290,000. Amortization for the software costs was $94,937 and $53,679 for the nine months ended September 30, 2005 and 2004. Amortization for the software costs was $31,197 and $26,122 for the three months ended September 30, 2005 and 2004 respectively.

NOTE 5 - NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate which was (8.88% at September 30, 2005). Interest of $1,109 and $3,097 was charged to operations for the three and nine months ended September 30, 2005, respectively and $489 and $1,402 was charged to operations for the three and nine months ended September 30, 2004, respectively. At September 30, 2005, $50,000 of the line has been utilized. The debt is guaranteed by the CEO of the Company and is collateralized by marketable securities which he owns which had a fair market value of approximately $25,115 at September 30, 2005.

NOTE 6 - NOTES PAYABLE - PRIVATE PLACEMENT

      On July 12, 2005, The Company began a private placement of a convertible note with an attached warrant. Each accredited investor will purchase a Unit for $10,000. Each Unit will consist of (a) a 10% convertible note and
      (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share. The Notes will be convertible at any time after January 31, 2006 at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company has raised $404,000 for the three months ended September 30, 2005 and raised as additional $89,000 subsequent to the balance sheet date. The Company allocated the $404,000 of proceeds received during the quarter between the debt and the warrant upon their relative fair values. The warrant value was $64,640. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $175,740. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier then the maturity date the unamortized amount will be charged to operations at that time. For the three months ended September 30, 2005, accreted interest expense was charged $8,869. The note value, net of discount, at September 30, 2005, was $172,489.

NOTE 7 - LINE OF CREDIT

      On September 15, 2005, E-Top-Pics, Inc., a wholly owned subsidiary of the Company ("ETP) entered into an Accounts Receivable Purchase Agreement with Commercial Capital Lending, LLC ("CCL")whereby ETP will tender to CCL for purchase pursuant to the Agreement certain of its Accounts (as defined under the Uniform Commercial Code) by delivering to CCL copies of certain invoices intending the Accounts generated by ETP. Upon examination of such Accounts, CCL will have the option to purchase all of ETP's rights, title and interest in the same. The Agreement is for a 3,000,000 revolving credit line and has a term of one year, but will continue automatically thereafter unless terminated by either party. As of September 30, 2005, the Company has not utilized the line of credit.

NOTE 8 - LONG TERM DEBT.

      Long-term debt is comprised of the following:

                                                     September 30,  December 31,
                                                         2005           2004
                                                      ----------     ----------
      Obligation under equipment financed
        payable in installments of $495 including
        13% interest through March 2005               $       --     $    2,353
      Insurance premium finance loan payable in
        installments of $2,441 including 7% interest      16,146         11,474
      Less:  Current portion                             (16,146)       (13,827)
                                                      ----------     ----------

                                                      $       --     $       --
                                                      ==========     ==========

NOTE 9 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

      (a)   Due to stockholders

      At September 30, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $648,000 for working capital advances made to the Company. This includes loans made in the amount of $475,000 to ETP which enabled ETP to fund purchases for cameras and film. For the three and nine months ended September 30, 2005, interest expense was charged in the amount of $13,525 and $19,146 for the interest expense due Mr. Bozsnyak. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender.

      Under the terms of their respective employment contracts, Ms. Seaman, the Company's former President, and Mr. Bozsnyak are owed $27,640 and $59,999, respectively, for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The cumulative salaries waived through December 31, 2004 were $37,500. For the nine months ended September 30, 2005, $49,722 in salaries were also waived. Operations was charged with a corresponding increase to additional paid-in capital.

      The Company's former securities counsel, a shareholder, is owed $ 22,663 for unpaid legal services at December 31, 2004 and $19,976 at September 30, 2005.

      At September 30, 2005, the Company owed $3,500 to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

      (b)   Due to affiliates

            The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President directly. As of September 30, 2005, the Company owed one of these affiliates $61,544.

      (c)   Due from affiliate

            Included in the financial statements as other income is revenue since the date of acquisition of ETP that has been generated by their three year license agreement with the Boston Red Sox entered into on December 31, 2003 for a rental of a sky box at Fenway Park. The Company outsourced the management of the sky box to an affiliated entity, in which the President of ETP is a minority shareholder. This affiliated entity owed the Company $51,955 as of September 30, 2005.

NOTE 10 - LICENSING AGREEMENT WITH FUJI PHOTO USA

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

      Upon the execution and delivery of the license agreements and approval letters, which occurred prior to the acquisition of ETP by the Company, Fuji paid ETP a royalty advance of $200,000 against future royalty payments. ETP recorded that advance as deferred revenue. As Fuji reports the sales of the cameras ETP records a corresponding reduction of deferred revenue. As a result of the above agreement, Fuji was to pay no additional royalties to ETP until the first 235,294 cameras are sold. Sales of cameras are reported to the Company by Fuji on a quarterly basis. The Company then reports to the drivers and makes payments which are initially charged against prepaid advances if applicable and royalty expense thereafter. This agreement will expire with Fuji on December 31, 2005.

      The deferred revenue under this agreement was $5,685 as of September 30, 2005.

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts payable and accrued expenses consist of the following at:

                                             September 30,  December 31,
                                                  2005          2004
                                               ----------    ----------
      Professional fees                        $  124,120    $   58,226
      Estimated registration costs                     --       200,000
      Interest on notes payable                     3,367           315
      Consultants                                   4,568         9,742
      Accrued Payroll other & payroll taxes        79,278         6,580
      Sundry operating expenses                   174,812        19,330
                                               ----------    ----------
                                               $  386,145    $  294,193
                                               ==========    ==========

NOTE 12 - LICENSING AGREEMENT - SKY BOX.

      Through its acquisition of ETP, the Company licenses a Sky Box and certain additional seats for all Fenway Park events. The Company through a managing agent resells these tickets at face value and receives an additional management fee for this service as well as an additional fee for any food and beverage consumed. ETP had prepaid its license fee and ticket charges prior to the acquisition. Included in the balance sheet at September 30, 2005, is $49,482 classified as accounts receivable Red Sox Suite relating to monies owed by ticket purchasers not yet collected. In addition, prepaid expense Red Sox Suite represents the unamortized portion of the Sky Box license and ticket fees. At September 30, 2005, this amount aggregated $27,807. The Company also has deferred revenue at September 30, 2005, related to the Sky Box of $17,951 for payments received for events yet to occur. The total income from operation of the Sky Box is reflected as other income in the accompanying financial statements and was $161,849 for the nine months ended September 30, 2005.

NOTE 13 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit. At December 31, 2004, the Company had a net operating loss carryforward available to reduce future taxable income amounting to $3,056,000 of which $131,000 expires in 2021, $557,000 expires in 2022,
      $1,041,000 expires in 2023 and $1,327,000 which expires in 2024.
      Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $982,000 has been fully reserved. The Company has continued to generate losses during 2005. Tax benefits related to these losses are also fully reserved.

NOTE 14 - COMMON STOCK-NON PLAN OPTIONS

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

      On September 15, 2005, the Company hired a communications company on a month to month basis to provide strategic planning and marketing. The Company will pay this firm a monthly retainer of $5,000 and issued an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.51. This option vests 50% immediately and 50% in one year and has an option life of five years. Operations was charged $9,000 for the 50% vested at September 30, 2005.

NOTE 15 - COMMITMENTS AND CONTINGENCIES.

      (a)   Lease:

            The Company is obligated under an operating lease for its office, which expires on December 31, 2005, at an annual rent of $13,280.

            In June of 2005, E-Top-Pics, Inc. moved its office space to 56 Roland Street, Boston, Massachusetts. The Company has signed a one year operating lease. The annual rent is $21,684 and began August 1, 2005.

            Rent expense was $5,568 and $14,708 for the three and nine months ended September 30, 2005, respectively.

      (b)   Distribution Agreements

            On August 15, 2005, the Company signed a Distribution Agreement with Navarre, whereby Navarre through one of their aggregators, SOS Network, may distribute the Company's Sentry At Home software products. The term of the agreement is 18 months and will be automatically renewed for a one year period unless either party gives 90 days written notice. The SOS Network will be selling the Sentry At Home software in approximately seven retail stores and will also provide access to the military channel programs. Sales are made on a consignment basis.

            On September 27, 2005, the Company signed a supply agreement with Fuji Photo Film, USA, Inc. to purchase Instax film and cameras. The contract term is for two years and may renew for an additional twelve month period. The Company is obligated to purchase 1.8M packs of film and 180K cameras during the first year of the agreement. The Company is obligated to purchase 4.3M packs of film and 430K Instax cameras by September 30, 2007. If the Company does not make these minimum purchase requirements it is subject to pay Fuji for the portion of the cameras and film under the minimum required at $0.10 per item. If the agreement is renewed the penalty amount is reduced by fifty percent. This agreement may be terminated by either party prior to the expiration date by written notice.

NOTE - 16 SUBSEQUENT EVENTS

            On October 20, 2005, the Company entered into a Settlement Agreement with Bioneutral, ("BNC") the parent company of ECT. Details of the original agreement can be found in the Company's 10-K/A, previously flied on August 24, 2005. Whereby, the Company's $100,000 liability in the original agreement is cancelled. The Company will pay to Bioneutral a total of $100,000 in two installments of $50,000 due on October 20, 2006 and 2007. Bioneutral exercised its warrant to purchase 1,725,000 shares at a purchase price of $.12 per share of the Company's restricted common stock on a cashless basis, which resulted in the issuance of 1,097,000 common shares. These shares have piggyback registration rights and the Company is no longer obligated to effect a registration statement to register Bioneutral common shares. At September 30, 2005, entries were made to reclass the $100,000 liability from accounts payable to long term liabilities and reduced accounts payable by $200,000 with a corresponding entry to License-ECT to reverse the estimated registration statement fees. Bioneutral will provide the Company with quarterly updates concerning the status and application of filing with the EPA, as well as a copy of the approval by the EPA.

            On November 4, 2005, subsequent to the balance sheet date, the Company concluded an exchange agreement with AmberAlertAgent, Inc., ("AAA") and AAA stockholders. The Company issued 1,500,000 shares of its restricted common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of product and services are made to the Company.

Item 2.  Management's Discussion and Analysis.

Forward Looking Statements

            Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate (b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business, (f) the effectiveness of the Company's relationships in the indoor air quality business, (g) the effectiveness of the indoor air quality compound in which the Company invested.

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

            On July 12, 2005, management began a private placement of a convertible note with an attached warrant. Each accredited investor will purchase a Unit for $10,000. Each Unit will consist of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share. The Notes will be convertible at any time after January 31, 2006 at the option of the holder into Common Stock at the conversion rate of $0.40 per share. An aggregate of not less than 625,000 shares of Common Stock and not more than 2,500,000 shares of Common Stock will be issuable upon full conversion of the Notes, excluding conversion of interest payments. If the Company raises three million dollars an aggregate of not more than 7,500,000 shares of Common Stock will be issued upon full conversion of the Notes, excluding conversion of the interest payment. The Company has raised an aggregate of $ 493,000 as of November 1, 2005, by soliciting accredited investors and small micro cap funds. Management is hopeful that they will be able to raise between one and two million dollars within the next 90 days, but there can be no assurance that any additional funds may be raised. If the Company is unable to raise the necessary capital, it will be unable to continue operating. The Company has enough cash for operations for the next three months. For the last five months, the Company's CEO has been providing the capital necessary to continue operating through cash loans to the Company. As of September 30, 2005, the Company owes the CEO an aggregate of $648,000.

            Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2004, the Company had cash and cash equivalents of $2,459 and a working capital deficiency of $554,918. For the nine months ended September 30, 2005, the Company had cash and cash equivalents of $128,359 and a working capital deficiency of $456,287. Based on the lack of revenue and the Company's current expense levels, management estimates that the Company has enough capital resources to fund its operations for the next three months. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate past the end of January 2006. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

            Net cash used in operating activities for the nine months ended through September 30, 2005 and 2004 was $659,379 and was $373,949, respectively.

            Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $41,138 and $797,400, respectively. The use of cash funds in investing activities prior to the current year has been for property, asset and license acquisitions and software development costs.

            Net cash provided from financing activities for the nine months ended September 30, 2005 and 2004 was $826,417 and 975,749 respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

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

      Software Products

      FamilySafe, a subsidiary of SearchHelp, owns the technology for the Company's two software products, Sentry At Home and Sentry Remote. Sentry At Home is a comprehensive online monitoring software package whereby parents set the security permission levels for their children. It enables parents to monitor their child's behavior on the Internet by blocking and filtering out inappropriate web sites while surfing the Internet. It also protects children from potential online predators by monitoring Instant Messaging applications and chat rooms.

      Sentry Remote enables parents to monitor their child's behavior on the Internet, but it can also be used remotely while the parent is not at home. It allows parents to see on their computer screens exactly what their children are seeing on their home screens and allows the parent to intervene if necessary. With Sentry Remote, parents are able to be an active participant in their children's Internet experience from any computer that is online. Sentry Remote does not filter browsers.

      Acquisition of E-Top-Pics, Inc.

      In order to immediately establish a distribution network for our Sentry At Home and Sentry Remote products, SearchHelp entered into an agreement on May 2, 2005 to purchase a privately-held marketing and distribution company, called E-Top-Pics, Inc., a Massachusetts corporation ("ETP").

      On June 8, 2005, SearchHelp completed this acquisition and acquired 100% of the ETP capital stock in exchange for four (4) million restricted shares of our common stock, resulting in 33,585,033 outstanding shares. ETP became a wholly-owned subsidiary of SearchHelp.

      SearchHelp gained access to E-Top-Pics management and expertise

      Based in Cambridge, Massachusetts, ETP was primarily owned by Brian P. O'Connor. SearchHelp's decision to acquire ETP was significantly influenced by the involvement of Mr. O'Connor and his commitment to stay on with ETP and SearchHelp following the closing. From 1989 to 1998, Mr. O'Connor was Vice President for North American and Asia Pacific Sales for Polaroid Corporation. Upon the completion of acquisition, Mr. O'Connor was named Chief Operating Officer and Executive Vice President of Marketing of SearchHelp.

      SearchHelp gained access to E-Top-Pics distribution channels

      The primary reason for acquiring ETP was to gain access to their distribution channels. These channels were built from more than 25 years of sales and marketing of imaging and security related products. The channels include law enforcement, schools, fundraisers, retail, and the Internet. When Mr. O'Connor saw his first demonstration of SearchHelp's Sentry At Home and Sentry Remote products, he immediately felt that SearchHelp could capture a piece of the child safety software market through these channels.

      We recently signed a distribution agreement with Navarre Corporation, one of the largest distributors of software in the United States. This agreement gives us access to retail stores including CompUSA, Best Buy, Office Depot, Staples, Micro Center, Fry's Electronics, and the U.S. Military Exchange. In addition, SearchHelp has sales agreements with four other distribution companies. SearchHelp management has always believed that law enforcement and schools will be our best distribution channel.

      SearchHelp Software Product Suite

      SearchHelp management believes that ETP's distribution channels will not only benefit sales of Sentry At Home & Sentry Remote, but future products that SHLP will develop or acquire. With this in mind, SearchHelp continues to evaluate the viability and need for other security type products, and is in the process of developing and acquiring a suite of products that are synergistic to protecting parents and their children from the dangers associated with the Internet. These include the following:

      1-Sentry Identity Protection- (anti-phishing) Identity theft is an ever growing problem. The US government estimates that over 9 million people in the US alone were victims of identity theft last year, and online techniques by criminals are rapidly increasing in sophistication and frequency. SearchHelp's Anti-Phishing software will use sophisticated rules and conditions to analyze the contents of emails, both in dedicated email applications, such as Outlook, Outlook Express, Outlook 2003 and Eudora, and in web based mail systems, such as AOL, Yahoo, Hotmail and GMail, for signs of phishing. It will also check when users are entering personal information, such as credit card numbers. The software will use intelligent analysis algorithms to parse email messages and look for indicators of phishing attempts.

      2-Sentry Anti-Spyware- Spyware is often associated with software that displays advertisements on your computer called Ad-aware that can track your personal or sensitive information, make unwanted changes to your computer, can cause your computer to slow down or crash, and can infect your computer or network with viruses, trojan horses, key-stroke loggers and more.

      3-Sentry At Office- will allow small and medium size businesses to filter and monitor their employees online activities to avoid lost productivity during work hours, and possible lawsuits.

      4-Sentry At School - will allow schools to filter and monitor students online activities.

      5-Sentry At Library- will allow libraries to filter and monitor online activities on their computers.

      6-Sentry S.P.I.K.E. Alert- (Secure Protect Identify Kids Everywhere) is a child photo and distribution product, where parents signup online and upload the latest information about their children. Information can be uploaded directly from their computers or via their cellular phones. When needed, parents can quickly access current information on their children for distribution to law enforcement agencies, including automatic distribution via email and fax. All information is triple encrypted to ensure security, while the child's information is maintained on the parent's computer, flash memory stick, or local police database.

      7-Amber Alert Agent- On November 4, 2005, subsequent to the balance sheet date, the Company concluded an exchange agreement with AmberAlertAgent, Inc., ("AAA") and AAA stockholders. The Company issued 1,500,000 shares of its restricted common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of product and services are made to the Company. AAA will be dedicated to saving abducted children's lives by sending Amber Alert information, within minutes of notification by the National Center for Missing and Exploited Children, to users' desktops and cell phones. The Amber Alert Agent will also give parents the ability to see where Sex Offenders live and be notified if one moves into their neighborhood. The online application will reside in the user's system tray and will continuously monitor our servers for Amber Alerts and changes in the Sex Offender list in their location. The application program will deliver geographically targeted alerts. Management believes this will be a very "sticky" product as most parents will want to keep it on their desktop. Amber Alert Agent will not only provide a great service, but will also help SearchHelp gain recognition and create a unique Internet marketing channel for our other child and family software products.

      SearchHelp Revenues

      The Company had minimal revenues of only $666,00 for the year ended December 31, 2004. Upon the completion of the ETP acquisition on June 8, 2005, total revenues increased, as the combined SHLP/ETP Company reported revenues of $159,314 for the quarter ended June 30, 2005. For the nine months ended September 30, 2005, the Company reported revenues of $1,316,360.

Imaging Products

      ETP has built a relationship with the commercial sales and marketing group at Fuji Film USA, Inc. This is because ETP has shown that it can market and distribute Fuji Film products in the United States commercial market, a market where Fuji has a limited sales force.

      Fuji asked ETP to help launch its commercial line of instant products in the U.S., and on September 27, 2005 Fuji Photo Film USA, Inc. and SearchHelp signed an agreement whereby SearchHelp (through its wholly owned subsidiary ETP) became the first United States distributor of Fuji film's INSTAX Model 200 cameras and INSTAX Wide Format Instant Film.

      SearchHelp management feels that this agreement will enable the Company to increase future revenues and profits, as it allows the company an opportunity to participate in what is believed to be a $400 million commercial market for imaging products in the United States that is currently dominated by Polaroid. And because Mr. O'Connor was formerly the vice president for North American and Asia Pacific Sales for Polaroid Corporation, SHLP feels it can capture a portion of this $400 million market in the next 12 to 18 months while distributing Fuji products.

      In addition, while SHLP management initially thought that instant film products would become obsolete, it learned that digital pictures currently can't be used in the commercial market because they can be altered and don't hold up to the chain of evidence in court, which is why law enforcement, insurance, and transportation channels continue to purchase large quantities of instant film every year. And while SHLP management anticipates that this $400 million market will decrease at some point in the future, it also believes that its market share will increase.

      ETP will also market and distribute over 40 additional products from Fuji's product portfolio, including its best selling imaging products, such as ink jet paper, 35mm film, and digital cameras. In addition, it will also market Fuji Film's latest product, their MP-70 digital mobile printer.

      Future Direction and Focus

      SearchHelp management understands the importance of focusing on its core software business and the high margins associated with it. However, it also understands the importance of building a business that can operate at a profit. With this in mind, we plan on capitalizing on the gross profits the imaging product business has already begun to give us, while using these profits to grow our software business. We believe that this will increase company stability during the near term, while we consider different ways to increase shareholder value for the long term.

      As the Information Age evolves throughout this century, both the benefits and the dangers of online activity will continue to grow at an exponential rate. SearchHelp is poised to respond to these dangers by protecting families and small businesses with new and emerging technology.

Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

            (a) Evaluation of Disclosure Controls and Procedures- the Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

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

      (b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2005, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      NONE

Item 2. Changes in Securities.

      On September 15, 2005, the Company hired a communications company on a month to month basis to provide strategic planning and marketing. The Company will pay this firm a monthly retainer of $5,000 and issue an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.51 per share. This option vests 50% immediately and 50% in one year and has an option life of five years.

      On September 26, 2005, the Company hired a Director of Sales. As part of the employment agreement, an option was granted from the Company Stock Plan, to purchase 100,000 shares of the Company's common stock at a purchase price of $0.46 per share. This option will fully vest in one year and has an option life of five years.

Item 3. Defaults upon Senior Securities.

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders.

      NONE

Item 5. Other Information.

      NONE

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

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

            On July 20, 2005, Form 8-K was filed with the Securities and Exchange Commission to announce the change of the Company's certifying Accountants, on July 14, 2005.

            On August 22, 2005, Form 8-K was filed with the Securities and Exchange Commission to announce the amendment and restatement our previously issued financial statements and other financial information for the quarter ended March 31, 2005 and the fiscal year ended December 31, 2004, On August 19, 2005.

            On August 31, 2005, Form 8-K/A was filed with the Securities and Exchange Commission to amend its Form 8-K previously filed on June 14, 2005 to include the financial statements and pro forma financial statements relative to its acquisition of E-Top-Pics, Inc. that were not contained in the original filing and in the exhibits attached for the From 8-K filed on June 14, 2005.

            On September 21, 2005, Form 8-K was filed with the Securities and Exchange Commission to announce E-Top-Pics, Inc., a Massachusetts corporation and wholly owned subsidiary of the Company entered into an Accounts Receivable Purchase Agreement with Commercial Capital Lending, LLC, on September 15, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
(Registrant)

By: ____________________________________
      William Bozsnyak, Chief Financial Officer

Date: November 14,  2005