Form 10KSB
period 2005-12-31
SEARCHHELP INC
filed 2006-04-17
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    --------------

                        Commission file number    333-97687
                                               ---------------

                                SearchHelp, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                     11-3621755
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1055 Stewart Avenue, Suite 12, Bethpage, New York            11714
(Address of principal executive offices)                     (Zip Code)
Issuer's telephone number (516) 922-4765

Securities registered under Section 12(b) of the Exchange Act: None

                                                 Name of each exchange on which
Title of each class                              registered

-----------------------------------              -------------------------------
-----------------------------------              -------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)
                    Class A Warrant to Purchase Common Stock
                                (Title of class)
                    Class B Warrant to Purchase Common Stock
                                (Title of class)

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

Issuer's revenues for its fiscal year ended December 31, 2005:       $1,722,984.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $0.385 of such common equity as of April 10, 2006, is $10,853,766.

The outstanding number of shares of common stock, par value $0.0001 per share, of the issuer as of April 10, 2006 was 37,640,039.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format (check one):  Yes |_| ; No |X|

                                Table of Contents

PART I

     Item 1.   Description of Business.........................................1
     Item 2.   Description of Property.........................................5
     Item 3.   Legal Proceedings...............................................5
     Item 4.   Submission of Matters to a Vote of Security Holders.............6

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters.... ...7
     Item 6.   Management's Discussion and Analysis or Plan of Operation.......9
     Item 7.   Financial Statements...........................................16
     Item 8.   Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure............................18
     Item 8A   Controls and Procedures........................................18
     Item 8B.  Other Information..............................................18

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance With Section 16(a) of the Exchange Act.. ..19
     Item 10.  Executive Compensation.........................................23
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.....................25
     Item 12.  Certain Relationships and Related Transactions.................26
     Item 13.  Exhibits ......................................................27
     Item 14.  Principal Accountant Fees and Services.........................29

                                     PART I

Item 1.  Description of Business

      SearchHelp, Inc. ("SearchHelp" or the "Company") was incorporated in the State of Delaware on September 5, 2001. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation incorporated on January 29, 2001, and E-Com Marketing Group, Inc, a New York corporation, incorporated on January 29, 1999. SearchHelp completed its initial public offering on July 23, 2003.

      The Company is currently focusing on family software through its subsidiary, FamilySafe, Inc. ("FamilySafe") and sales of film and cameras through its subsidiary, E-Top-Pics, Inc., ("ETP").

Business Summary

The Company's business consists principally of

      o     the sale and distribution of family software through FamilySafe; and

      o the sale and distribution of imaging products through ETP. ETP is also responsible for selling the Sentry software.

FamilySafe

      FamilySafe owns the technology for the Company's two software products, "Sentry At Home" and "Sentry Remote."

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

      In late 2005, the Company began distributing the products through retail distributors, as well as directly via the Internet.

E-Top-Pics, Inc.

      In order to immediately establish a distribution network for our Sentry At Home and Sentry Remote products, SearchHelp acquired E-Top-Pics, Inc., a privately held Massachusetts corporation ("ETP") engaged in marketing and distribution, on June 8, 2005 in exchange for 4,000,000 restricted shares of SearchHelp common stock. ETP is a wholly owned subsidiary of SearchHelp.

      SearchHelp acquired ETP to gain access to ETP's distribution channels and management. ETP had been primarily owned by Brian P. O'Connor who, from 1989 to 1998, had been Vice President for North American and Asia Pacific Sales for Polaroid Corporation. Upon the completion of acquisition, Mr. O'Connor became Chief Operating Officer and Executive Vice President of Marketing of SearchHelp. In 25 years at Polaroid and elsewhere, Mr. O'Connor had developed significant distribution channels for imaging and security-related products, including law enforcement, schools, fundraisers, retail and the Internet. Mr. O'Connor and SearchHelp's management perceived a significant opportunity for sales and marketing of FamilySafe's software products through these channels.

SearchHelp Software Product Suite

      SearchHelp management believes that ETP's distribution channels will not only benefit sales of Sentry At Home and Sentry Remote, but future products that SearchHelp will develop or acquire. With this in mind, SearchHelp continues to evaluate the viability and need for other security products, and is in the process of developing and acquiring a suite of products that are synergistic to protecting parents and their children from the dangers associated with the Internet. These include the following:

Sentry Identity Protection- (anti-phishing). Identity theft is an ever growing problem, and online techniques by criminals are rapidly increasing in sophistication and frequency. A technique known as "Phishing" involves falsifying the name of a sender of e-mail messages and bogus websites to get unsuspecting victims to enter personal information such as social security numbers, bank accounts and credit cards. SearchHelp's Anti-Phishing software will use sophisticated rules and conditions to analyze the contents of emails, both in dedicated email applications, such as Outlook, Outlook Express, Outlook 2003 and Eudora, and in web based mail systems, such as AOL, Yahoo, Hotmail and GMail, for signs of phishing. It will also check when users are entering personal information, such as credit card numbers. The software will use intelligent analysis algorithms to parse email messages and look for indicators of phishing attempts.

Sentry Anti-Spyware- Spyware is often associated with software that displays advertisements on your computer called adware that can track your personal or sensitive information, make unwanted changes to your computer, can cause your computer to slow down or crash, and can infect your computer or network with viruses, trojan horses, key- loggers and more.

Sentry At Office- will allow small and medium size businesses to filter and monitor their employee's online activities.

Sentry At School - will allow schools to filter and monitor student's online activities.

Sentry At Library- will allow libraries to filter and monitor online activities on their computers.

Sentry S.P.I.K.E. Alert- (Secure Protect Identify Kids Everywhere) is a child photo and distribution product, where parents signup online and upload the latest information about their children. Information can be uploaded directly from their computers or via their cellular phones. When needed, parents can quickly access current information on their children for distribution to law enforcement agencies, including automatic distribution via email and fax. All information is triple encrypted to ensure security, while the child's information is maintained on the parent's computer, flash memory stick, or local police database.

Sentry Predator Locator- On November 4, 2005, the Company concluded an exchange agreement with AmberAlertAgent, Inc., ("AAA") and AAA stockholders. The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of product and services are made to the Company. Sentry Predator Locator will be dedicated to saving abducted children's lives by sending Amber Alert information, within minutes of notification by the National Center for Missing and Exploited Children, to users' desktops and cell phones. Sentry Predator Locator will also give parents the ability to see where registered sex offenders live and be notified if one moves into their neighborhood. The online application will reside in the user's system tray and will continuously monitor our servers for Amber Alerts and changes in the sex offender list in their location. The application program will deliver geographically targeted alerts.

Competition

The Company competes for business with other companies that have child-monitoring software that includes the following: NetNanny (LookSmart, Ltd.), Cybersitter (Solid Oak Software, Inc. (US)), CyberPatrol (SurfControl), McAfee Parental Controls (Networks Associates Technology, Inc.), Norton Parental Controls (Symantec Corporation), FilterPak (S4F, Inc.), Cyber Sentinel (Security Software Systems, Inc.), and Cyber Snoop (Pearl Software, Inc.).

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

Fuji asked ETP to help launch its commercial line of instant camera imaging products in the U.S., and on September 27, 2005, Fuji Photo Film USA, Inc. and SearchHelp signed an agreement whereby SearchHelp (through its wholly owned subsidiary ETP) became the first United States distributor of Fuji film's INSTAX Model 200 cameras and INSTAX Wide Format Instant Film. However, SearchHelp's management has determined that the pricing structure under the September 27, 2005 agreement makes it uneconomical for the Company to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provides certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of the Company met with Fuji in March 2006 to begin such negotiations, but as of the date of this report the outcome of such discussions had not been determined

ETP will also market and distribute additional products from Fuji's product portfolio, including its best selling imaging products, such as ink jet paper, 35mm film, and digital cameras.

Marketing

The Company began selling its Sentry products in December of 2004 over the internet. The Company has a distribution agreement with Navarre Corporation, one of the largest distributors of software in the United States. This agreement gives us potential access to retail stores including CompUSA, Best Buy, Office Depot, Staples, Micro Center, Fry's Electronics, and the U.S. Military Exchange. The Company terminated its previous manufacturing, marketing and distribution agreement with Family Trusted Products, LLC on April 1, 2005.

The Company conducted a "soft launch" of its Sentry At Home software in CompUSA stores in November and December 2005 to validate its packaging and pricing. The Company continues to ship additional units of Sentry At Home to CompUSA and has begun shipping Sentry At Home to additional retailers, including Fry's Electronics.

On December 14, 2005, the Company entered into a five-year marketing consulting services agreement with Sharpworx International to provide us with increased domestic distribution and the Company's first international sales channel for the Company's suite of parental control software, enterprise monitoring solutions and photographic imaging products. Sharpworx brings particular expertise in marketing to, among others, business associations, members of the National Black Chamber of Commerce, Native American businesses, religious groups, Internet service providers and computer manufacturers.

EMPLOYEES

As of April 10, 2006, the Company had nine full time employees and one part-time employee.

Item 2.         Description of Property.

      The Company leases an executive office at 1055 Stewart Avenue, Suite 12, Bethpage, New York 11714. The lease was renewed for an additional year on December 1, 2005. The rent is $1,107 per month ($13,280 per year). There was no annual increase from the 2005 lease. The Company has a security deposit with its landlord of $2,155.

      E-Top-Pics, Inc. leases office space at 56 Roland Street, Boston, Massachusetts. The Company has signed a one year operating lease. The annual rent is $21,684 and began September 1, 2005.

      Rent expense was $22,270 and $12,987 for the years ended December 31, 2005 and 2004 respectively.


Item 3.         Legal Proceedings.

      On February 27, 2006, SearchHelp commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit seeks remedies in connection with a Participation Agreement entered into between SearchHelp and ECT on February 3, 2004 and a related Settlement Agreement between SearchHelp and BNC on October 20, 2005. The complaint alleges that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

      SearchHelp seeks at least $1 million in compensatory and exemplary damages plus court costs and disbursements based on claims of breach of contract, breach of fiduciary duty and unjust enrichment. Other remedies sought include rescission of both agreements and an injunction against the sale of 300,227 shares of SearchHelp's common stock. The court denied the Company's application for a preliminary injunction. As of the date of this report, the Company is in settlement negotiations with BNC.

Item 4.         Submission of Matters to a Vote of Security Holders.

      The Company held its Annual Meeting of Stockholders on December 16, 2005. The holders of 36,182,760 shares of Common Stock were entitled to vote at the meeting. The results of the voting were as follows:


1. The following persons were elected as directors of the Company, by the following votes:

                                               FOR        WITHHELD
                                            ----------   ----------
        William Bozsnyak............        20,771,943        0
        Joseph Carrizzo.............        20,771,943        0
        Brian O'Connor..............        20,771,943        0
        David M. Barnes.............        20,771,943        0

2. The proposal to ratify the appointment of Lazar Levine & Felix, LLP as the Company's independent auditors for the Company's 2005 fiscal year was approved by the following vote:

               FOR:.................        20,631,943
               AGAINST:.............                0
               ABSTAIN:.............          140,000

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      SearchHelp's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase a share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase a share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock, Class A Warrants and Class B Warrants are quoted on the Over-The-Counter Bulletin Board and trade under the symbol SHLP, SHLPW and SHLPZ respectively and have a market price, as of April 10, 2006, of $0.39, $0.15 and $0.05, respectively. All of the Company's securities are thinly traded and neither the Class A Warrants nor Class B Warrants had any trades since mid-March.

      As of April 10, 2006, the Company had outstanding 37,640,039 shares of its Common Stock, par value $0.0001 per share, 2,474,000 Class A Warrants and 2,474,000 Class B Warrants. None of the Class A Warrants or Class B Warrants have been exercised. Also outstanding were a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A Warrant and one Class B Warrant and another placement agent warrant to purchase 172,800 shares of the Company's Common Stock at a purchase price of $0.30 per share.

Price Range of Common Stock

              Quarter Ended     Quarter Ended     Quarter Ended    Quarter Ended
              March 31, 2005     June 30, 2005    September 30,     December 31,
                                                      2005              2005

High              $0.47             $0.51             $0.60            $0.51
Low               $0.26             $0.25             $0.41            $0.35

Price Range of Class A Warrants

              Quarter Ended     Quarter Ended     Quarter Ended    Quarter Ended
              March 31, 2005     June 30, 2005    September 30,     December 31,
                                                      2005              2005

High              $0.23             $0.21             $0.16            $0.16
Low               $0.12             $0.11             $0.11            $0.09

Price Range of Class B Warrants

              Quarter Ended     Quarter Ended     Quarter Ended    Quarter Ended
              March 31, 2005     June 30, 2005    September 30,     December 31,
                                                      2005              2005

High              $0.05             $0.07             $0.07            $0.04
Low               $0.35             $0.04             $0.45            $0.04

Holders

      As of April 10, 2006, there were approximately 219 holders of record of the Company's common stock, approximately 25 holders of record of the Company's Class A Warrants and approximately 49 holders of record of the Company's Class B Warrants.


Dividends

      Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                               Number of securities to be        Weighted-average exercise         Number of securities remaining
                               issued upon exercise of           price of outstanding options,     available for future issuance
                               outstanding options, warrants     warrants and rights               under equity compensation plans
                               and rights
Equity compensation plans                 1,500,000                           $0.41                             306,910
approved by security holders

Equity compensation plans not                 0                                 0                                  0
approved by  security holders

              Total                       1,500,000                           $0.41                             306,910

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

On October 25, 2005, BioNeutral Laboratories Corporation USA exercised its warrant for 1,725,000 million shares of the Company's common stock on a cashless basis at an exercise price of $0.12 per share and the Company issued 1,097,727 shares of common stock.

On November 4, 2005, the Company concluded an exchange agreement with Amber Alert Agent, Inc., ("AAA") and AAA's former stockholders. The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. A value of $0.25 per share of SearchHelp common stock was used to value the purchase at $375,000. The stock is being held in escrow until the delivery of product and services are made to the Company. This transaction is accounted as an asset acquisition in accordance with FAS 141, "Business Combinations."

On November 21, 2005, a transferee from ECT exercised ECT's warrant to purchase 575,000 shares of the Company's common stock on a cashless basis at an exercise price of $0.03 per share and, as a result, the Company issued the transferee 539,796 shares of common stock.

On December 2, 2005, the Company issued Summit Trading Inc., an investor relations company, 300,000 restricted shares of SearchHelp common stock as part of a settlement agreement. The market value of the stock was $0.40 on the date of issuance. The Company valued this transaction using the Black Scholes valuation method and operations was charged $24,000 with a corresponding entry to paid in capital.

Item 6. -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Forward Looking Statements

      Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. SearchHelp, Inc. (the "Company") makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate (b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business and (f) the effectiveness of the Company's relationships in the imaging products business.

General

The Company's business consists principally of

o the sale and distribution of family software through its FamilySafe subsidiary; and

o the sale and distribution of imaging products through its ETP subsidiary. ETP is also responsible for selling the Sentry software.

      The Company conducted a "soft launch" of its Sentry At Home software in CompUSA stores in November and December 2005 to validate its packaging and pricing and has received indications that the Company's software products have been well received. As a result, the Company continues to ship additional units of Sentry At Home to CompUSA and has begun shipping Sentry At Home to additional retailers, including Fry's Electronics. The largest order to date has come from Office Max, to whom the Company sent approximately 4,000 units of Sentry At Home and approximately 4,000 units of Sentry Remote. These shipments were consignment orders and do not represent final sales. The Company does not recognize revenue from consignment orders until payment has been received from the end user. However, management believes that the size of these orders and reorders reflect the retailers' judgment as to their ability to sell all these units.

In November 2005, the Company acquired Amber Alert Agent, LLC, a company dedicated to providing Amber Alerts and sex offender information to parents within their own geographic area. This company is developing the Sentry Predator Locator product, which will deliver geographically relevant Amber Alert information from the National Center for Missing and Exploited Children directly to the user's desktop and will automatically identify and update the locations of registered sex offenders within the user's neighborhood. Management believes that parents will see this software program as an essential tool and want to keep it running at all times on their computers, which will provide the opportunity for the Company to market related products and services to these parents by popping up information about child safety and the Company's other child safety software. Sentry Predator Locator will be sold as a stand alone product and will also be packaged with other Sentry software as an "on-pack."

On December 14, 2005, the Company entered into a five-year marketing consulting services agreement with Sharpworx International to provide us with increased domestic distribution and the Company's first international sales channel for the Company's suite of parental control software, enterprise monitoring solutions and photographic imaging products. Sharpworx brings particular expertise in marketing to, among others, business associations, members of the National Black Chamber of Commerce, Native American businesses, religious groups, Internet service providers and computer manufacturers.

The Company debuted version 4.0 of its Sentry At Home software at the Consumer Electronics Show ("CES") in Las Vegas January 5-8, 2006. Sentry At Home increases family security against sexual predators, unwanted solicitations and undesirable content by enabling parents to view their children's Web activity and intervene as necessary. During online chats, Sentry At Home uses dynamic and multi-level filtering to scan for key words or phrases that may indicate a sexual predator. Parents can receive real-time notification when these words are used, allowing them to intercede from any computer. Parents can view reports of their child's Internet use, highlighting the sites he or she attempted to view, and any chat room conversations that contained suspect dialogue.

Management believes that Sentry At Home version 4.0 was well received by the manufacturers, buyers, retailers, distributors and consumers attending CES. In particular, management was encouraged that the local news program of CBS affiliate KLAS-TV featured the Company's products as its lead story on January 5, 2006, the opening night of CES.

The Company began shipping its Sentry Predator Locator and Sentry Remote products at the end of March 2006.

ETP's contract to distribute one-time use cameras bearing certain NASCAR identifying marks expired on December 31, 2005. The Company decided that it would be more productive to focus its efforts on selling higher-margin items including the Company's Sentry software.

The Company is party to a supply agreement with Fuji Photo Film, USA, Inc. to purchase Instax film and cameras. The Company has determined that the pricing structure under this agreement makes it uneconomical for the Company to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provides certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of the Company met with Fuji in March 2006 to begin such negotiations, but as of the date of this report the outcome of such discussions had not been determined.

Results of Operations

In 2005, SearchHelp had revenues of $1,722,984, consisting of revenues of $1,702,128 from sales of imaging products by ETP and revenues of $20,856, net of discount, from sales of software products. The cost of these sales totaled $1,651,380, with $1,647,213 attributable to imaging products and $4,167 attributable to software. Gross profit was $71,604. The Company's net loss was $ 3,780,325, of which $3,574,634 was the loss from operations.

In 2005, the contributing factors to the Company's loss were due to an increase in payroll, interest, public relations, acquisition expenses and asset impairment. Three employment contracts were signed in 2005 with aggregate salaries for 2005 equal to $230,717, and other compensation expenses in 2005 associated with these contracts of $345,620. The Company also hired a salesperson for $65,000, and additional salaries of $110,000 were incurred with the acquisition of ETP. The aggregate gross payroll for 2005 was $522,067. Expenses increased significantly for both accounting and legal services due to the two acquisitions that the Company made during the year. Legal and accounting expenses for the year were $143,635 and $102,463, respectively. Other expenses relating to the acquisition and the advertising of our products also increased. Advertising, travel and contract labor for salespeople totaled $88,662 for the year ended December 31, 2005. The Company had interest expenses totaling $247,305, in 2005, due primarily to the issuance of interest-bearing notes. The Company engaged two public relations firms to assist the Company with increasing company awareness as well as write press releases about significant developments; the Company charged operations a total of $94,441 for these services. The Company also hired consultants primarily to help with the programming work of our software products. The Company incurred consulting expenses of $167,654 for the year ended December 31, 2005. The Company also wrote off the ECT License, formerly valued as an asset, for a total of $1,750,000. (See below)

Management does not believe that a comparison of results from 2005 and 2004 would be meaningful, given that the Company acquired ETP mid-2005 and much of the revenue for 2005 was attributable to ETP.

Write-off of ECT License

On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT held the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000 plus an additional payment of $100,000 due August 2004. The Company was to also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, BioNeutral Laboratories Corporation USA, ("BNC") a total of 2,300,000 shares of the Company's common stock and warrants to purchase up to 2,300,000 shares of the Company's common stock. The fair value paid for the Participation Agreement aggregated $1,950,000 of which a total of $600,000 was to be in cash and the balance was the fair value of the securities issued and was included in the financial statements for 2004 as the cost of the license.

On October 20, 2005, the Company entered into a Settlement Agreement with BNC. In lieu of the $100,000 payment originally due August 2004, the Company will pay to BNC a total of $100,000 in two installments of $50,000 due on October 20, 2006 and 2007, which may be accelerated when BNC files an application with the United States Environmental Protection Agency ("EPA") covering the compound and when such application is approved. BNC exercised its warrant to purchase 1,725,000 shares at a purchase price of $.12 per share of the Company's restricted common stock on a cashless basis, which resulted in the issuance of 1,097,000 common shares. These shares have piggyback registration rights. BNC is required to provide the Company information by way of quarterly updates concerning the status and filing of its application with the EPA, as well as a copy of the approval by the EPA.

At December 31, 2005, the Company was unsatisfied with the information from BNC relating to the status of the application of the compound with the EPA or any sales projections for the product. Accordingly, management decided that the value of the license was 100% impaired. The Company therefore, charged 2005 operations for 100% impairment of the ECT License that had been carried as an asset, as of that date of $1,750,000. In conjunction with this, SearchHelp commenced litigation against ECT and BNC. See Item 3 - Legal Proceedings.

Liquidity and Capital Resources

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations by issuing notes and by the sale of common stock.

      Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2005, the Company had cash and cash equivalents of $126,975 and a working capital deficiency of $1,002,169. Net cash used in operating activities for the year ended December 31, 2005 was $998,657. If the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

      Net cash used in operating activities for the years ended December 31, 2005 and 2004 was $998,657 and $514,610, respectively.

      Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $101,850 and $797,400, respectively. The use of cash funds in investing activities has been asset and license acquisitions and software development costs.

      Net cash provided from financing activities was $1,225,023 and $1,042,669 for the years ended December 31, 2005 and 2004, respectively. The cash flow provided from financing activities was primarily derived from the net cash received from the sale of the Company's securities and the proceeds from notes and loans payable.

      On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). The Company has raised the gross amount of $623,000 for the year ended December 31, 2005, from the combined offerings. As of April 10, 2006, the total raised from these private placements aggregated $1,460,000.

Research and Development

The Company began to release its products in the fourth quarter of 2004 after technological feasibility was established. Costs subsequent to achieving technological feasibility are generally not significant and all software development costs will be expensed. Commencing in April 2002, the Company incurred software research and development costs of $285,524, which was charged to operations ($81,200 in 2004, $154,609 in 2003 and $49,715 in 2002) in
connection with the initial development phase of two products. In October 2004, management made the decision to outsource all future required testing to Paradigm InfoTech, a company in India. Since testing will be an ongoing process, it can be achieved at a more reasonable rate by outsourcing, compared to having the testing conducted in-house. All new programming must be tested, even if it is only a small component of a larger existing element of the software. The slightest change made to the software's source code must be tested before being released to the public. Testing for the Sentry products will continue in three areas. First, upgrades and enhancements are done on a continual basis to prolong the lifecycle of the products and as new enhancements and upgrades are completed, each item must be tested for potential bugs. Testing is also performed to make certain that each new component does not adversely affect the existing software. Finally, as with all software, the testing must assure compatibility with all third party software and new hardware platforms.

      On November 4, 2005, the Company acquired a working model of a software product in connection with its acquisition of 100% of common stock of Amber Alert Agent, Inc., ("AAA"). (See Note 6 to consolidated financial statements). The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The Company has accounted this transaction as an asset and has reflected the consideration paid of $375,000 as software cost in accordance with FAS 86, "Accounting for the Costs of Computer Software to be Sold Leased, or Otherwise Marketed" on the consolidated balance sheet. The Company has since in 2005 capitalized an additional $50,000 for amounts paid to AAA, which is customizing the acquired software model. This software will be used in developing the Sentry Predator Locator product for the Company.

Significant and Critical Accounting Policies:

      (a) Basis of Presentation: The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the year ended December 31, 2005, include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

      (b) Revenue Recognition: The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Imaging product revenue is derived from various sources which are described as follows: (i) Royalty income is recognized when earned according to the terms of the various license agreements; (ii) Revenues in the form of direct sales of merchandise are recognized when title passes; (iii) Commissions from the on-line sale of sponsor products are recognized at the date of shipment; (iv) Revenue from the sales of software is recognized when proof of sale to the end user is provided by the retailer.

      (c) Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (d) Stock Based Compensation: The Company used the intrinsic value method to account for options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company discloses the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). For transactions with non employees in which goods and services are the consideration received for the issuance of common stock, the Company accounts for these as the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. This is in accordance with FASB 123 and EITF 96-18 "Accounting for equity investments that are issued to other than employees for acquiring or in conjunction with selling goods or services." The Company will adopt SFAS 123 (R) as required as of January 1, 2006.

      (e) Software Research and Development Costs: Research and development costs are expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed." Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs are expensed as incurred. For the year ended December 31, 2005, the Company capitalized $425,000 of software development costs for its new product Sentry Predator Locator and for the year ended December 31, 2004, the Company incurred $81,200 of development costs which was charged to operations. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2005 and 2004 was $124,787 and $127,246, respectively. Amortization expenses for 2006, 2007, 2008 and 2009 are estimated to be $187,900, $187,900, $158,333 and $32,133, respectively.

      (f) Goodwill: Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting unit at the balance sheet date. No impairment charges resulted from this evaluation for the year ended December 31, 2005 since the fair value of the reporting unit exceeded the carrying amount.

Recently Issued Accounting Pronouncements:

      In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will comply with this statement beginning January 1, 2006. The adoption of this pronouncement is expected to impact the results of operations of the Company. However , the extent of the impact is not known at this time.

      In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company is not able to estimate the impact of this pronouncement on future periods at this time.

ITEM 7.  FINANCIAL STATEMENTS

Special Note re: 2004 Financial Statements:

The Company's auditing firm for its 2004 financial statements no longer practices public accounting and has entered into liquidation proceedings. Although such firm provided a report on the 2004 financials, which report appears in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, such firm was not available to review and confirm the information contained in the current Annual Report on Form 10-KSB for the year ended December 31, 2005.

                        SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

                                                                       Page No.
                                                                      ---------

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                          F-1

    Consolidated Balance Sheet as at December 31, 2005                  F-2-F-3

    Consolidated Statements of Operations
      For the Years Ended December 31, 2005 and 2004                      F-4

    Consolidated Statement of Stockholders' Equity
      For the years ended December 31, 2005 and 2004                      F-5

    Consolidated Statements of Cash Flows
      For the Years Ended December 31, 2005 and 2004                    F-6-F-8

    Notes to Consolidated Financial Statements                          F-9-F-30

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Shareholders
SearchHelp, Inc.
Bethpage, New York

We have audited the accompanying consolidated balance sheet of SearchHelp, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows listed in the accompanying index for the year ended December 31, 2005. The consolidated financial statements of SearchHelp, Inc. as of December 31, 2004 and for the year ended were audited by other accountants who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 15, 2005 and dated August 28, 2005 as to the restatement of those financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2005 consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the predecessor auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ Lazar, Levine and Felix LLP

New York, New York
March 24, 2006

                        SEARCHHELP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              AS DECEMBER 31, 2005

                                                                    Pages 1 of 2

                                     ASSETS

Current assets:
  Cash                                                                $  126,975
  Accounts receivable, less allowance for doubtful
    accounts of $37,955                                                  153,614
  Inventory - Software                                                    29,904
  Prepaid expenses and other current assets                               78,746
                                                                      ----------
        Total current assets                                             389,239
                                                                      ----------

Property and equipment - at cost,
  less accumulated depreciation of $2,497                                  1,283
                                                                      ----------

Other assets:
  Software development costs, less accumulated
    amortization of $431,087                                             566,256
  Amortizable intangible assets, less accumulated amortization
    of $41,136                                                           592,364
  Deferred finance costs, less amortization of $6,853                     47,347
  Goodwill                                                               536,081
  Security deposit                                                         6,155
                                                                      ----------
        Total other assets                                             1,748,203
                                                                      ----------

        Total assets                                                  $2,138,725
                                                                      ==========

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             AS OF DECEMBER 31, 2005
                                                                     Page 2 of 2

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                               $    50,000
  Current portion of long-term debt                                      50,000
  Due to stockholders                                                   899,499
  Due to affiliates                                                      61,257
  Deferred revenues - software consignment sales,
    net of discount of $2,973                                             4,470
  Accounts payable and accrued expenses                                 326,182
                                                                    -----------
        Total current liabilities                                     1,391,408
                                                                    -----------

Other liabilities:
  Due to BioNeutral                                                      50,000
  Note Payable-Private Placement, net of discount
    of $125,333                                                         497,667
                                                                    -----------
        Total other liabilities                                         547,667

Commitments and contingencies

Stockholders' equity:
  Common stock - $.0001 par value
    Authorized  - 250,000,000 shares
    Issued and outstanding -37,022,556                                    3,702
  Additional paid-in capital                                          7,802,030
  Deferred compensation                                                (659,796)
  Accumulated deficit                                                (6,946,286)
                                                                    -----------
        Total stockholders' equity                                      199,650
                                                                    -----------

        Total liabilities and stockholders'
          equity                                                    $ 2,138,725
                                                                    ===========

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Year       For the Year
                                                       Ended              Ended
                                                 December 31, 2005  December 31, 2004
                                               ------------------   ------------------
Revenues
  Imaging Products                             $        1,702,128   $               --
   Software                                                26,901                  666
     Less Discount on software sales                       (6,045)                  --
                                               ------------------   ------------------
   Total Revenues                                       1,722,984                  666
                                               ------------------   ------------------

  Cost of Revenues
    Imaging products                                    1,647,213                   --
     Software                                               4,167                   --
                                               ------------------   ------------------
   Total Cost of Revenues                               1,651,380                   --
                                               ------------------   ------------------

Gross Profit                                               71,604                  666
                                               ------------------   ------------------

Operating expenses:
  Selling                                                 134,653              161,084
  Web site costs                                           41,177               64,704
  Software development costs                                   --               81,200
  General and administrative                            1,554,034              741,170
  Depreciation and amortization                           166,375              128,703
  Write off of asset for impairment                     1,750,000
                                               ------------------   ------------------
Total operating expenses                                3,646,239            1,176,861
                                               ------------------   ------------------

Loss from operations                                   (3,574,635)          (1,176,195)
                                               ------------------   ------------------

Other expenses:
  Interest                                                209,794                2,835
  Interest - related party                                 37,511                8,000
   Other (income) expenses                                (48,468)                  --
  Amortization of deferred financing costs                  6,853                   --
  Loss on disposal of equipment                                --               13,205
                                               ------------------   ------------------
Total other expenses                                      205,690               24,040
                                               ------------------   ------------------

Net Loss                                       ($       3,780,325)  ($       1,200,235)
                                               ==================   ==================

Per share data:
  Loss per share - basic and dilutive                    ( $ .12)             ( $ .04)
                                               ==================   ==================

Weighted average number of shares outstanding          31,957,004           26,801,275
                                               ==================   ==================

                 See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                                                                           Deficit
                                                                                         Accumulated                     Total
                                                    Common Stock          Additional       in the                    Stockholders'
                                             -------------------------      Paid-In      Development     Deferred   Equity (Capital
                                                Shares         Amount       Capital         Stage        Deficit       Deficiency)
                                             ------------   ----------   ------------    -----------   ----------   ---------------
Balance at January 1, 2004                     21,397,000   $    2,140   $  1,928,463    $(1,965,726)  $       --   $       (35,123)
Issuance of securities as partial
  payment for license:
    Common stock                                2,300,000          230        574,770             --                        575,000
    Warrants to acquire 2,300,000 shares                                      575,000             --                        575,000
Net proceeds from sale of securities            4,078,000          407        976,047             --                        976,454
Compensatory value of stock options
  issued for services rendered                                                290,000             --                        290,000
Compensatory value of common stock
  issued to Advisory Board Members                130,000           13         90,987             --                         91,000
Compensatory value of stock options
  issued to Advisory Board Members                                              3,309             --                          3,309
Issuance of common stock options
to non employee directors                                                     187,500             --                        187,500
Stockholder's loans converted
to common stock                                   580,033           58        152,950                                       153,008
Officers' salaries waived                                                      37,500                                        37,500
Net loss (Restated)                                    --           --             --     (1,200,235)          --        (1,200,235)
                                             ------------   ----------   ------------    -----------   ----------   ---------------
Balance at December 31, 2004                   28,485,033        2,848      4,816,526     (3,165,961)          --         1,653,413

Officers waiver of salaries                            --           --         49,222                                        49,222
Cancellation of Advisory Board common stock       (90,000)          (9)       (64,179)                                      (64,188)
Common stock issued to a director                 200,000           20         49,980                                        50,000
Compensatory value of stock options                    --
  issued for services rendered by an officer                                  131,000                                       131,000
Intrinsic value of stock options                       --
  issued per employment contracts                      --           --        840,000                    (659,796)          180,204
Net proceeds from sale of securities              860,000           86        214,914                                       215,000
Common stock issued for ETP purchase            4,000,000          400        999,600                                     1,000,000
Common stock issued for services                  130,000           13         40,312                                        40,325
Compensatory value of stock options                    --
  issued for services rendered                         --                      20,500                                        20,500
Compensatory value of the exercise                     --
  of warrants - BNC & ECT                       1,637,523          164           (164)            --
Common stock issued for AAA purchase            1,500,000          150        374,850                                       375,000
Issuance of securities as partial                      --           --             --             --
  payment for settlement:                         300,000           30         23,970             --           --            24,000
 Discount on debt                                      --           --        301,069                                       301,069
Compensatory value of stock options                    --
  issued to Advisory Board Members                     --           --          4,430                                         4,430

  Net loss                                             --           --             --     (3,780,325)          --        (3,780,325)
                                             ------------   ----------   ------------    -----------   ----------   ---------------
Balance at December 31, 2005                   37,022,556   $    3,702   $  7,802,030    $(6,946,286)  $ (659,796)  $       199,650
                                             ============   ==========   ============    ===========   ==========   ===============

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Year         For the Year
                                                                         Ended                Ended
                                                                   December 31, 2005    December 31, 2004
                                                                  ------------------   ------------------
Cash flows from operating activities:
  Net loss                                                        ($       3,780,325)  ($       1,200,235)
                                                                  ------------------   ------------------
  Adjustments to reconcile net loss to
      net cash used in operating activities net of acquisition:
    Compensatory element of stock options, employees & Directors             350,667               45,500
    Compensatory element of stock options- others                             84,825                   --
    Depreciation                                                                 453                1,457
    Bad debt provision                                                        37,955                   --
    Amortization of deferred financing costs                                   6,853                   --
    Amortization of software development costs                               124,787              127,246
    Amortization of intangible assets                                         41,135
    Amortization of consulting costs                                              --               76,545
    Amortization of beneficial conversion and warrants                       175,736                   --
    Write off ECT of License for impairment                                1,750,000                   --
    Loss on disposal of equipment                                                 --               13,205
    Increase (decrease) in cash flows as a result of changes
        in asset and liability account balances:
      Accounts receivable                                                    173,095                  286
      Inventory                                                              (29,904)                  --
      Prepaid expenses                                                       125,161              (17,921)
      Deferred revenue                                                      (318,984)                 380
      Deferred Finance costs                                                 (54,200)
      Due to affiliates                                                      (36,179)                  --
      Due to placement agent                                                      --               (1,700)
      Due to stockholders                                                    (66,642)             211,641
      Security deposits                                                       (4,000)                  --
      Accounts payable and accrued expenses                                  366,710              228,986
                                                                  ------------------   ------------------
  Total adjustments                                                        2,727,468              685,625
                                                                  ------------------   ------------------

Net cash used in operating activities                                       (998,657)            (514,610)
                                                                  ------------------   ------------------

Cash flows from investing activities:
  Equipment purchases (sales)                                                     --                2,600
  Purchase of software                                                       (59,866)                  --
  Deferred license fee                                                            --             (800,000)
  Acquisition  expenses less cash acquired                                   (41,984)                  --
                                                                  ------------------   ------------------
Net cash used in investing activities                                       (101,850)            (797,400)
                                                                  ------------------   ------------------

Net cash used in operating and investing activities                       (1,100,507)          (1,312,010)
                                                                  ------------------   ------------------

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                               For the Year         For the Year
                                                  Ended                Ended
                                            December 31, 2005    December 31, 2004
                                           ------------------   ------------------
Net cash used in operating and
  investing activities brought forward             (1,100,507)          (1,312,010)
                                           ------------------   ------------------

Cash flows from financing activities:
  Proceeds from bank                                      550               35,000
  Loans from officer/shareholders                     454,500               25,000
  Payments on short term debt                         (13,827)                  --
  Proceeds from notes payable, less
    finance costs                                     623,000                6,214
  Proceeds from sale of common stock                  215,000              976,455
  Deferred financing costs                            (54,200)                  --
                                           ------------------   ------------------
Net cash provided by financing activities           1,225,023            1,042,669
                                           ------------------   ------------------

Net increase (decrease) in cash                       124,516             (269,341)

Cash at beginning of period                             2,459              271,800
                                           ------------------   ------------------

Cash at end of period                      $          126,975   $            2,459
                                           ==================   ==================

Supplemental disclosures of cash flows information:
Cash payments made during period for:

  Interest                                 $           34,049   $            2,170
                                           ==================   ==================

Supplemental non cash investing and financing activies:

Common stock issued for acquisition of ETP       $  1,000,000

Common stock issued for intangible assets
  acquired from AAA                              $    375,000

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                   December 31, 2005   December 31, 2004
                                                  ------------------  ------------------
Supplemental schedules of noncash operating,
investing and financing activities:

    Common stock issued for services rendered     $           90,325  $           91,000
                                                  ==================  ==================

    Stockholder loans converted to common stock   $               --  $          153,008
                                                  ==================  ==================

    Issuance of stock options as partial payment
      for software                                $               --  $          290,000
                                                  ==================  ==================

    Issuance of common stock options for
      services rendered                           $          131,000  $          190,809
                                                  ==================  ==================

    Issuance of common stock and
      common stock warrants for license           $               --  $        1,150,000
                                                  ==================  ==================

    Officers' salaries waived                     $           49,222  $           37,500
                                                  ==================  ==================

    Beneficial conversion feature                 $          213,119  $               --
                                                  ==================  ==================

    Reclass of BNC payable to debt                $          100,000  $               --
                                                  ==================  ==================

                 See notes to consolidated financial statements.

                        SEARCHHELP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

NOTE  1  -   PLAN OF ORGANIZATION.

            (a) Organization and Presentation of Financial Statements:

                  SearchHelp, Inc. (the "Company") was incorporated in the State of Delaware on September 5, 2001 at which time the founding shareholders subscribed for 6,660,000 shares of the Company's common stock for an aggregate of $6,450. The stock subscriptions were paid in January and February 2002. The Company is a successor to SH Networks.com, Inc., ("SHN"), formerly known as SearchHelp.com, Inc., a New York corporation formed on January 29, 1999. SHN merged into the Company on September 5, 2001 in a transaction in which the shareholders of SHN exchanged all of the capital stock in SHN for 6,616,910 common shares of the Company. The merger was accounted for as a recapitalization. Certain creditors of SHN simultaneously converted their debt of $104,075 into 1,123,090 shares of the Company's common stock ($.09 per share). The Company began to generate revenues in the second quarter of 2005 with the acquisition of E-Top-Pics, Inc. (See Note 5).

                  As part of its strategy to explore other avenues of family safety and well-being, the Company considered the field of indoor air quality ("IAQ") an attractive opportunity. Significant publicity surrounding the increase in the diagnosis of childhood and adult asthma, attributed in part to indoor air allergens, toxins and irritants, led management to this conclusion. The Company formed a subsidiary, Indoor Air Quality Services, Inc., to pursue the IAQ business and identified the remediation of toxic mold as its first investment in the IAQ space. The Company planned to pursue two aspects with respect to mold: (1) providing definitive products for identifying household mold and (2) providing effective solutions for mold remediation. In 2005, management subsequently decided to suspend its IAQ activities and to concentrate its efforts on producing and selling its software product line.

                  On June 8, 2005, SearchHelp, Inc. purchased 100% of
            E-Top-Pics, Inc., ("ETP"), common stock in exchange for four million shares of SearchHelp, Inc. restricted common stock. ETP was incorporated in the state of Massachusetts, on June 30, 2002. Upon the acquisition, which was accounted for as a purchase, ETP became a wholly owned subsidiary of SearchHelp, Inc. ETP is a company focused on marketing and distribution of specialty branded disposable cameras, film and accessories. ETP has entered into licensing and royalty agreements with various companies to facilitate the sale of these products. This acquisition has taken the Company out of the development stage.

                  On November 4, 2005, the Company concluded an exchange
            agreement with Amber Alert Agent, Inc., ("AAA") and the former stockholders of AAA. (See Note 6). The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of the product and services are provided to the Company. The Company has accounted this transaction as an asset acquisition valued at $375,000 ($0.25 x 1,500,000 shares) and has reflectd the consideration paid as software development cost on the consolidated balance sheet.

                  The accompanying financial statements have been prepared
            assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had net losses of $3,780,325 and $1,200,235 for the years ended December 31, 2005 and 2004. In addition, as of December 31, 2005, the Company has negative working capital of $1,002,169 and an accumulated deficit of $6,946,286.

                  The Company's performance raises substantial doubt about the
            Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety and well being.

                  Since the Company had not generated significant revenues until the quarter ending June 30, 2005, if the Company does not generate substantial revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. In July 2005, management began a private placement to raise additional funds by issuing convertible notes with an attached warrant. On December 8, 2005, the Company closed this offering and began a new one on December 19, 2005, offering the same securities on substantially the same terms as the prior offering. This offering gave a placement agent an exclusive 45 day period to sell the offering. The commission charged on these two offerings changed from 10% to 8%. As of December 31, 2005, the Company has raised a gross amount of $623,000 by soliciting accredited investors from both offerings.


            (b) Principal Business Activities:

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

                  The Company has two existing software products, Sentry At Home and Sentry Remote. The Sentry products were developed to keep children safe while online. On November 4, 2005, the Company purchased Amber Alert Agent, Inc. ("AAA") which owns the intellectual properties of the Company's newest software product, Sentry Predator Locator.

                  ETP is be primarily responsible for selling the Company's
            Sentry software products as well as continuing to bring in revenue from already established imaging product channels. ETP did not to renew its license agreements with various NASCAR racing teams and/or drivers to manufacture and or distribute one time use cameras and is focusing its attention on selling the Sentry software products instead. In addition, ETP has not renewed its three-year lease of a Sky Box at Fenway Park.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

            (a) Basis of Presentation:

                  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the year ended December 31, 2005, include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

            (b) Revenue Recognition:

                  The Company recognizes revenues in accordance with accounting principles generally accepted in the United States of America. Imaging product revenue is derived from various sources which are described as follows: (i) Royalty income is recognized when earned according to the terms of the various license agreements; (ii) Revenues in the form of direct sales of merchandise are recognized when title passes; (iii) Commissions from the on-line sale of sponsor products are recognized at the date of shipment; (iv) Revenue from the sales of software is recognized when proof of sale to the end user is provided by the retailer.

            (c ) Use of Estimates:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            (d) Earnings Per Share:

                  The Company utilizes Statement of Financial Accounting
            Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. The potentially dilutive securities (options and warrants) outstanding and which are excluded are 51,055,946 and 7,623,390 for the years ended December 31, 2005 and 2004, respectively.

            (e) Stock Based Compensation:

                  The Company used the intrinsic value method to account for options granted to employees for the purchase of common stock as per Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company discloses the pro forma effect of accounting for stock options under the fair value method as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). For transactions with non employees in which goods and services are the consideration received for the issuance of common stock, the Company accounts for these as the fair value of the common stock issued or the fair value of the consideration received whichever is more reliably measurable at the date the options are issued. This is in accordance with FASB 123 and EITF 96-18, "Accounting for equity investments that are issued to other than employees for acquiring or in conjunction with selling goods or services." The Company will adopt SFAS 123 (R) as required as of January 1, 2006.

            (f) Advertising Costs:

                  The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $45,990 and $22,321 for the years ended December 31, 2005 and 2004, respectively.

            (g) Software Research and Development Costs:

                  Research and development costs are expensed as incurred in accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed." Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. The Company intends to release its products as soon as possible after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility should not be significant and all software development costs will be expensed. For the year ended December 31, 2005, the Company capitalized $425,000 of software development costs for its new product Sentry Predator Locator and for the year ended December 31, 2004, the Company incurred $81,200 of development costs which was charged to operations. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2005 and 2004 was $124,787 and $81,200, respectively. Amortization expenses for 2006, 2007, 2008 and 2009 are estimated to be $187,900, $187,900, $158,333 and
            $32,133, respectively.

            (h) Cash Equivalents:

                  For purposes of the consolidated statements of cash flows, the
            Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

            (i) Fair Value of Financial Instruments:

                  The carrying amounts of accounts receivable, inventory, and accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The carrying value of due to shareholders reflects fair value as the terms reflect market conditions at each balance sheet date. The fair value of convertible notes is not determinable due to the terms of the notes.

            (j) Concentration of Credit Risk:

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

                  The Company from time to time may maintain cash balances,
            which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk.

            (k) Inventories:

                  The Company's inventory consists of software packaged products and is valued at lower of cost or market price. Cost is determined on a FIFO basis.

            (l) Goodwill:

                  Under the provisions of SFAS No. 142, "Goodwill and Other
            Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting unit at the balance sheet date. No impairment charges resulted from this evaluation for the year ended December 31, 2005 since the fair value of the reporting unit exceeded the carrying amount.

            (m) Intangible assets and Amortization:

                  The Company's intangible assets as of December 31, 2005
            consisted of:

                                      Accumulated              Estimated
                            Gross    Amortization      Net       Life
                          --------   ------------   --------   ---------
Customer Relationship     $620,000   $     34,790   $585,210    10 years
Licenses                     4,700          4,700         --          --
Not to compete covenant      8,800          1,646      7,154     3 years
                          --------   ------------   --------
Total                     $633,500   $     41,136   $592,364
                          ========   ============   ========

                  Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. The amortization expense for 2005 was $41,134. Amortization expense for 2006, 2007, 2008, 2009 and 2010 is estimated to be $64,900, $64,900,
            $64,900, $62,000 and $62,000, respectively.

            (n) Deferred Financing Costs:

                  The Company incurred financing costs related to its
            borrowings. Such costs are deferred and amortized generally by the interest method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount is written off to the statement of operations. The Company amortized $6,853 and $0 of deferred financing costs for the years ended December 31, 2005 and 2004.

            (o) Recently Issued Accounting Pronouncements:

                  In December 2004, the FASB issued a revision of SFAS No. 123
            "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will comply with this statement beginning January 1, 2006. The adoption of this pronouncement is expected to impact the results of operations of the Company. However , the extent of the impact is not known at this time.

                  In May 2005, FASB issued FASB Statement 154, "Accounting
            Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005. The Company is not able to estimate the impact of this pronouncement on future periods at this time.

NOTE 3 - STOCK OPTION PLAN:

            On December 15, 2003, the Company's stockholders ratified the SearchHelp, Inc. 2004 Stock Plan ("Plan") which became effective January 1, 2004. Under the Plan, 1,500,000 shares of the Company's common stock are reserved for issuance to employees (including officers), directors and consultants upon exercise of options, stock awards, and stock purchase rights. Options intended to qualify as incentive stock options ("ISO") under Section 422(b) of the Internal Revenue Code of 1986 are to be granted to employees only at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant except for employees holding more than 10% of the Company's common stock whose option price shall be 110% of fair market value at date of grant. Options, stock awards and purchase rights not intended to qualify as ISOs may be granted to employees, officers, directors and consultants to the Company. The minimum exercise price of non-qualified options shall be not less than the minimum legal consideration required under the laws of jurisdiction where the Company was organized. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option, award and purchase right by the Company's Compensation Committee of the Board of Directors. The maximum term of an ISO is five (5) years and ten (10) years for a non-qualifying options. The Plan will terminate on December 31, 2014 unless sooner terminated by the Board of Directors.

            On April 21, 2005, options to acquire an aggregate of 360,000 shares of common stock were granted under the plan to employees, officers and directors of the Company, at exercises prices ranging from $0.27 to $0.46.

            On September 26, 2005, options to acquire an aggregate of 100,000 shares of common stock were granted under the plan, to an employee at an exercise price of $0.46. These options were issued at the average of the bid and ask of our common stock on the date of grant.

            On December 7, 2005, options to acquire an aggregate of 100,000 shares of common stock were granted under the plan, to an employee at an exercise price of $0.39. These options were issued at the average of the bid and ask of our common stock on the date of grant.

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123. Such proforma results are given below.

                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Net loss as reported                                ($ 3,780,325)  ($ 1,200,235)
Add:  Total stock-based employee compensation
  expense determined under APB 25.                       232,204             --

Deduct: Stock based compensation
  Based on fair value.                                  (205,215)       (48,099)
                                                    ------------   ------------
Net loss pro forma                                  ($ 3,753,336)  ($ 1,248,334)
                                                    ============   ============
Basic & diluted loss per share as
reported                                            ($      0.12)  ($      0.04)
Basic & diluted loss per share
pro forma                                           ($      0.11)  ($      0.05)

                  The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions: For the year ended December 31, 2005, the expected dividend yield of 0%; expected volatility of 40.8%; a risk free interest rate ranging from 4.14% to 6.0%. The expected option life ranges from 2 to 5 years. For the year ended December 31, 2004 the expected dividend yield of 0%; expected volatility of 200.0% and a risk free interest rate of 6.0%. These options have and expected option life of 5 years.

            The following table summarizes the status of all the Company's stock options outstanding and exercisable for the years ended December 31, 2005 and 2004.

                                                         Weighted       Weighted
                                                         Average       Average
                                            Number      Exercise        Fair
ISOs                                      Of Shares      Price          Value
                                        ------------  ------------  ------------
Options outstanding, December 31, 2003             0
Granted                                      695,590      $0.49         $0.47
Exercised                                          0
Cancelled                                    (20,000)     $0.25         $0.25
                                        -------------  -----------  ------------
Options outstanding, December 31, 2004       675,590
Granted                                      560,000      $0.33         $0.33
Exercised                                    (35,000)     $0.47         $0.47
Cancelled                                     (7,500)     $0.70         $0.70
                                        -------------  -----------  ------------
Options outstanding, December 31, 2005     1,193,090      $0.41         $0.41
                                        =============  ===========  ============

            As of December 31, 2005, the Plan has 306,910 shares available for grant and none of the outstanding options have been exercised.

                                                        Weighted       Weighted
                                                         Average       Average
                                            Number      Exercise        Fair
Non-ISOs                                  Of Shares      Price          Value
                                        ------------  ------------  ------------
Options outstanding, December 31, 2003             0
Granted                                    1,570,000      $0.45         $0.45
Exercised                                          0
Cancelled                                          0
                                        ------------  ------------  ------------
Options outstanding, December 31, 2004     1,570,000      $0.45         $0.45
Granted                                    5,560,000      $0.21         $0.36
Exercised                                          0
Cancelled                                          0
                                        ------------  ------------  ------------
Options outstanding, December 31, 2005     7,130,000      $0.26         $0.26
                                        ============  ============  ============


                                           Weighted         Weighted                        Weighted
            Range of        Options         Average         Average         Options         Average
            Exercise      Outstanding      Remaining        Exercise      Exercisable       Exercise
             Prices       at 12/31/05         Life           Price        at 12/31/05         Price
         --------------  --------------  --------------  --------------  --------------  --------------
ISO      $0.25 - $0.77      1,193,090     3.886 years    $         0.41      654,340     $         0.43
Non-ISO  $0.20 - $0.70      7,130,000     4.096 years    $         0.26    3,341,667     $         0.27

NOTE 4 - ASSET IMPAIRMENT

            ECT LICENSE


            On February 3, 2004, the Company entered into a Participation Agreement with Environmental Commercial Technology Corp. ("ECT"). ECT held the rights to market a product, an organic compound, intended for the prevention of the growth of mold and fungus. The Company received the right to receive 5% of the gross revenue from the sale of the product. In return, the Company provided development capital of $500,000 plus an additional payment of $100,000 due August 2004. The Company was to also provide consulting services in connection with the marketing and sales of the product for a 5 1/2-year term. As additional consideration, the Company also granted ECT and its parent company, BioNeutral Laboratories Corporation USA, ("BNC") a total of 2,300,000 shares of the Company's common stock, 1,725,000 shares to BNC and 575,000 to ECT, and warrants to purchase up to 2,300,000 shares of the Company's common stock.

            The fair value paid for the Participation Agreement aggregated $1,950,000 of which a total of $600,000 was to be in cash and the balance was the fair value of the securities issued and was included in the financial statements for 2004 as the cost of the license. The fair value of the common shares issued of $575,000 was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility is $575,000. The estimated registration costs to be borne by the Company are $200,000 and were included in accounts payable and accrued expenses for 2004.

            On October 20, 2005, the Company entered into a Settlement Agreement with BNC. In lieu of the $100,000 payment originally due August 2004, the Company will pay to BNC a total of $100,000 in two installments of $50,000 due on October 20, 2006 and 2007, which may be accelerated when BNC files an application with the United States Environmental Protection Agency ("EPA") covering the compound and when such application is approved. BNC exercised its warrant to purchase 1,725,000 shares at a purchase price of $.12 per share of the Company's restricted common stock on a cashless basis, which resulted in the issuance of 1,097,727 common shares. On November 21, 2005, a transferee from ECT exercised ECT's warrant for 575,000 shares of the Company's common stock on a cashless basis for an exercise price of $0.03 per share and, as a result, the Company issued 539,796 shares of common stock.

            These shares have piggyback registration rights. BNC is required to provide the Company information by way of quarterly updates concerning the status and filing of its application with the EPA, as well as a copy of the approval by the EPA.

            At December 31, 2005, the Company was unsatisfied with the information from BNC relating to the status of the application of the compound with the EPA or any sales projections for the product. Management concluded that the value of the license was 100% impaired. Based on this conclusion, the Company charged 2005 operations for $1,750,000 for 100% impairment of the ECT License that had been carried as an asset. In conjunction with this, on February 27, 2006, SearchHelp commenced an action in the Supreme Court of the State of New York, New York County, against ECT and BNC. The lawsuit seeks remedies in connection with the Participation Agreement and related Settlement Agreement. The complaint alleges that BNC and ECT failed to perform their obligations to develop the compound and to make such compound marketable by registering it with the EPA.

            In such lawsuit, the Company seeks at least $1 million in compensatory and exemplary damages plus court costs and disbursements based on theories of breach of contract, breach of fiduciary duty and unjust enrichment. Other remedies sought include rescission of both agreements and an injunction against the sale of 300,227 shares of SearchHelp's common stock still held at such time by BNC. The court denied the Company's application for a preliminary injunction. As of the date of this report, the Company is in settlement negotiations with BNC.

NOTE 5 - ACQUISTION OF E-TOP-PICS, INC.

            SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc., pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which is the aggregate fair value of 4 million shares at $0.25 per share.


            The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

                     Current assets             $  639,315
                     Property and equipment          1,736
                     Goodwill                    1,169,581
                                                ----------
                     Total assets acquired       1,810,632
                                                ----------
                     Current liabilities           408,340
                     Long term liabilities         322,954
                                                ----------
                     Total liabilities assumed     731,294
                                                ----------

                     Net assets acquired        $1,079,338
                                                ==========

             There was additional $79,274 for accounting and legal expenses directly related to the acquisition. Goodwill will be measured for potential impairment on at least an annual basis as required under SFAS 142.

            On acquisiton, the excess of consideration paid and expenses incurred over the fair value on net assets acquired was recorded as good will pending a formal valuation. Subsequently, the Company hired an independent valuation company to review the goodwill from the ETP purchase for asset allocation required under SFAS 141. The valuation company allocated the goodwill of $ 1,169,581 to the following assets:


                      Customer Relationships   $  620,000
                      Covenant not to compete       8,800
                      NASCAR Licenses               4,700
                      Goodwill                    536,081
                                               ----------

                      Total ETP Assets         $1,169,581
                                               ==========

            (See note 2 (i) for information on cost and amortization of these intangible assets.)



            The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and ETP as if it had occurred on January 1, 2004, the beginning of the earliest period presented.


                                            ---------------------------
                                                     For the
                                                    Year Ended
                                                   December 31,
                                                  --------------
                                                2005           2004
                                            ------------   ------------
        Revenues                            $  2,169,953   $    235,803

        Net Loss                              (3,739,587)    (1,293,512)
        Loss per share - basic and diluted  $      (0.12)  $      (0.04)
                                            ------------   ------------

            The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include the 4 million shares issued in the acquisition of ETP, as if these shares had been outstanding as of the beginning of the earliest period presented.


NOTE 6 - ACQUISTION OF AMBER ALERT INC.

            On November 4, 2005, the Company concluded an exchange agreement with Amber Alert Agent, Inc., ("AAA") and the former stockholders of AAA. The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of the product and services are made to the Company. The Company has accounted for this transaction as an asset acquisition valued at $375,000 ($0.25 x 1,500,000 shares), and has reflected the consideration under software development costs on the consolidated balance sheet. Amber Alert Development, a company owned by the former shareholders of AAA, is completing the Company's newest product "Sentry Predator Locator". This product is scheduled to be completed in May 2006. The Company is paying $25,000 for six months, a total of $150,000, to Amber Alert Development to change the product to the look and feel of the Company's Sentry product line. The Company will also pay $1,000 per month for testing of the product. The Company will own the intellectual property rights for the product and will split any net profits earned from the sale of the product, in equal parts with Amber Alert Development for three years. If the former stockholders of AAA help the Company raise funds in excess of $300,000, they will also be entitled to half of those funds, up to $100,000. In addition, the Company has reserved an aggregate of 51,000 shares for future issuance to the former stockholders of AAA as non-compete consideration.

NOTE 7 - SOFTWARE DEVELOPMENT COSTS.

            For the year ended December 31, 2005, the Company capitalized $425,000 of software development costs for its new product Sentry Predator Locator. These costs, totaling $425,000, will begin to be amortized when the product is ready for sale. For the year ended December 31, 2004, the Company incurred $81,200 of development costs which was charged to operations. The capitalized software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2005 and 2004 was $124,787 and $127,246, respectively. Amortization expenses for 2006, 2007, 2008 and 2009 (including the costs related to Sentry Predator Locator) are estimated to be $187,900, $187,900, $158,333 and $32,113, respectively.

NOTE 8 - NOTES PAYABLE - BANK.

            The Company has a $50,000 revolving line of credit with a bank. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (9.38% at December 31, 2005). Interest of $4,274 and $2,152 was charged to operations for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, $50,000 of the line has been utilized. The debt is guaranteed personally, by the CEO of the Company and is collateralized by marketable securities which he owns which had a fair market value of approximately $20,650 at December 31, 2005.

NOTE 9 - NOTES PAYABLE - PRIVATE PLACEMENT.

            On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). The Company has raised a gross amount of $623,000 for the year ended December 31, 2005 from the combined offerings. The Company allocated the proceeds received between the debt and the warrant upon their relative fair values. The warrant value was $87,950. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier then the maturity date, the unamortized amount will be charged to operations at that time. For the year ended December 31, 2005, accreted interest of $11,821 was charged to operations. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $213,119. The resulting discount was amortized using the straight line method to January 31, 2006, which was the earliest date at which conversion could occur. For the year ended December 31, 2005, interest expense of $163,915 was charged for the beneficial conversion feature. For the year ended December 31, 2005, an aggregate of $175,736 was charged to interest expense. As reflected on the balance sheet at December 31, 2005, the note value, net of discount, was $497,667. As of April 10, 2006, subsequent to the balance sheet date, the total raised from these private placements aggregated gross proceeds of $1,460,000.

NOTE 10 - SUBSIDARY LINE OF CREDIT.

            On September 15, 2005, E-Top-Pics, Inc., a wholly owned subsidiary of the Company ("ETP") entered into an Accounts Receivable Purchase Agreement with Commercial Capital Lending, LLC., ("CCL") whereby ETP will tender to CCL for purchase pursuant to the Agreement certain of its Accounts (as defined under the Uniform Commercial Code) by delivering to CCL copies of certain invoices intending the Accounts generated by ETP. Upon examination of such Accounts, CCL will have the option to purchase all of ETP's rights, title and interest in the same. The Agreement is for $3,000,000 revolving line of credit and has a term of one year, but will continue automatically thereafter unless terminated by either party. As December 31, 2005, the Company has not utilized this line of credit and has incurred fees of $3,000 in set up fees.


NOTE 11 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

            (a) Due to stockholders

            At December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $754,500 for working capital advances made to the Company. This includes loans made in the amount of $581,500 to ETP which enabled ETP to fund purchases for cameras and film. For the years ended December 31, 2005 and 2004, interest expense was charged in the amounts of $45,511 and $8,000 respectively. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender under the revolving line of credit described in Note 8.

            Under the terms of their respective employment contracts, Debbie Seaman, the Company's former President, and Mr. Bozsnyak are owed $27,640 and $59,999, respectively, for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms. Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The cumulative salaries waived through December 31, 2004 were $37,500. For the year ended December 31, 2005, $49,222 in salaries were also waived. Operations were charged with a corresponding increase to additional paid-in capital. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

            The Company also owed Mr. Bozsnyak $39,481 in accounts payable at December 31, 2005, for online advertising he did on behalf of the Company.

            The Company owed the President of the Company, $1,128 for unreimbursed expenses, at December 31, 2005.

            The Company's former securities counsel, a shareholder, is owed $ 13,976 and $ 22,663 for unpaid legal services at December 31, 2005 and 2004 respectively.

            For the year ended December 31, 2005, the Company owed $2,775 to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

            (b) Due to affiliates

                  The President of ETP has a minority interest in three
            affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2005, the Company owed one of these affiliates $61,257.


            (c) Due from affiliate

            The Company outsourced the management of ETP's sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of December 31, 2005, this entity owed the Company $37,955, which is included in accounts receivable and has been fully reserved.

            (d) Affiliate relationship

            ETP has a relationship with an entity, who is also a shareholder and acts as a conduit in the sales process of the FP-100 Fuji Film. This company has an agreement with Fuji to purchase FP-100 film from Fuji at a lower price than ETP can purchase the film. Therefore, ETP pays Fuji directly for the film order, Fuji drop ships the film to ETP's customer and such customer is invoiced by the company. ETP then invoices the company. The company is paid within 30 days by ETP's customer and ETP is paid in 30-45 days from the date of invoice. The risk of loss is borne by ETP for the product until delivery to the customer. Accordingly, such sales are reflected at gross in the consolidated statement of operations for the year ended December 31, 2005.



NOTE 12 - LICENSING AGREEMENTS WITH FUJI PHOTO USA


            The Company through its ETP subsidiary had licensing agreements with certain NASCAR racing teams and/or certain drivers to manufacture and or distribute one time use cameras using the images, trademarks and other intellectual property of the licensors. Fuji entered into a sub licensing agreement with ETP to manufacture and distribute these cameras. Fuji paid ETP a royalty of $0.85 per camera. ETP was responsible for paying a royalty to the drivers racing teams of $.50 per camera.

            Upon the execution and delivery of the license agreements and approval letters, which occurred prior to the acquisition of ETP by the Company, Fuji paid ETP a royalty advance of $200,000 against future royalty payments. ETP recorded that advance as deferred revenue. As Fuji reported the sales of the cameras, ETP recorded a corresponding reduction of deferred revenue. As a result of the above agreement, Fuji was to pay no additional royalties to ETP until the first 235,294 cameras were sold. Sales of cameras were reported to the Company by Fuji on a quarterly basis. The Company then reported to the drivers and made payments which were initially charged against prepaid advances if applicable and royalty expense thereafter. This agreement expired with Fuji on December 31, 2005 and was not renewed.

            The deferred revenue under these agreements was $0 as of December 31, 2005.

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

            The Company has determined that the pricing structure under the September 27, 2005 agreement makes it uneconomical for the Company to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provides certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of the Company met with Fuji in March 2006, subsequent to the balance sheet date, to begin such negotiations, but as of the date of this report the outcome of such discussions had not been determined.

NOTE 13 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

                  Accounts payable and accrued expenses consist of the following at:

                                                      December 31
                                                          2005
                                                      -----------
               Professional fees                      $    71,567
               Interest on notes payable                      465
               Consultants                                 14,226
               Accrued Payroll other & payroll taxes      146,073
               Sundry operating expenses                   93,851
                                                      -----------
                                                      $   326,182
                                                      ===========

NOTE 14 - LICENSING AGREEMENT - SKY BOX.

            Through its acquisition of ETP, the Company licensed a Sky Box and certain additional seats for all Fenway Park events. The Company through a managing agent resold these tickets at face value and received an additional management fee for this service as well as an additional fee for any food and beverage consumed. ETP prepaid its license fee and ticket charges prior to the acquisition. Included in the balance sheet at December 31, 2005, Prepaid Expense represents prepayment of next year's ticket fees. At December 31, 2005, this amount aggregated $16,670. The total income from operation of the Sky Box is reflected as other income in the accompanying financial statements and was $48,468 for the year ended December 31, 2005. This license agreement expired on December 31, 2005 and was not renewed.

NOTE 15 - INCOME TAXES.

            The Company does not have any currently payable or deferred federal or local tax benefit. At December 31, 2005 and 2004, the Company had a cumulative net operating loss available to reduce future taxable income amounting to approximately $6,900,000 and 3, 100,000, respectively. These losses expire in various years through 2026. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $2,600,000 and $980,000, respectively, have been fully reserved by valuation allowance.

                                            For the Years Ended December 31,
                                      -------------------------------------------
                                               2005                   2004
                                      -------------------------------------------
Loss before income taxes              ($3,780,325)           ($1,200,235)
                                      ===========            ===========
Expected statutory tax benefits        (1,285,311)  -34.0%      (408,100)  -34.0%
Nondeductible expenses                     49,150      1.3%       17,800     1.3%
Net operating loss valuation reserve    1,236,161     33.0%      390,300    32.7%
                                      -----------   ------   -----------   ------
Total tax benefit                     $        --      0.0%  $        --     0.0%
                                      ===========   ======   ===========   ======

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax assets and liabilities are as follows:

                                                              December 31,
                                                       -----------  -----------
                                                           2005         2004
                                                       -----------  -----------
Deferred tax assets:
  Net operating loss deduction                         $ 2,570,000  $ 1,039,000
  Accrued salaries                                          96,000       30,000
                                                       -----------  -----------
        Total assets                                     2,666,000    1,069,000
                                                       -----------  -----------
Deferred tax liabilities:
  Depreciation and amortization                                 --      (87,000)
                                                       -----------  -----------
        Total liabilities                                       --      (87,000)
                                                       -----------  -----------

                                                         2,666,000      982,000
Less:  Valuation allowance                               2,666,000     (982,000)
                                                       -----------  -----------

                                                       ($         ) $        --
                                                       ===========  ===========

NOTE 16 - EQUITY TRANSACTIONS.

            In February 2004, Environmental Commercial Technology Corp. was issued 2,300,000 shares of the Company's common stock and warrants to acquire an additional 2,300,000 common shares at an initial exercise price of $0.33 per share. The fair value of the common stock issued was determined by the selling price of the Company's unregistered restricted common stock on the transaction date of $0.25 per share and amounted to $575,000. The fair value of the warrants using the Black-Scholes pricing method with a 6% risk-free interest rate and 200% volatility was $575,000.

            In May 2004, the Company received $976,455 net proceeds from the sale of 4,078,000 shares common stock.

            On March 26, 2004, the Company issued an option to purchase 500,000 restricted common shares of the Company's stock at a purchase price of $0.62 to a consultant for programming services. The fair value of the option was $290,000.

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

            In May 2004, management issued 90,000 options to purchase the Company's restricted common stock to Directors and Advisory Board Members. The Advisory Board Members were issued 50,000 options of which 10,000 was granted to the Chief Financial Officer who also served on the Advisory board. The fair value of the option as determined by the Black-Scholes option pricing model of $827 will be accounted for under APB 25. The other 40,000 options were granted to four non-employees. The fair value of the option as determined by the Black-Scholes option pricing model of $3,309 was charged to operations with a corresponding increase to paid-in capital. An additional 40,000 options were granted to two directors who also served on the Audit and Compensation Committees. The fair value of these options was $3,309 using the Black-Scholes option method and will be accounted for under APB 25. For the year ended December 31, 2004, $3,309 was charged to operations for the Advisory Board Members options. The fair value of the Chief Financial Officer's and directors' options as determined by the Black-Scholes option pricing model and accounted for under APB 25 was $4,136.

            On May 12, 2004, the Company issued a director an option to purchase 750,000 restricted shares of the Company's common stock as payment for services. Additional paid in capital was increased for $187,500, which was the value of the option determined using the Black Scholes valuation method.

            On September 29, 2004, the Company issued the CEO and the President a total of 580,033 shares of restricted common stock at a purchase price of $0.25 per share for repayment of loans that they had made to the Company.

            At December 31, 2004, additional paid in capital was increased $37,500 for salaries waived by the CEO and President in the forth quarter of 2004.

            In November 2004, the Company issued the Chief Financial Officer and the Chief Technical Officer each an option to purchase 50,000 shares of the Company's common stock for a purchase price of $.25. These options vested fully in 90 days and have an option life of 5 years. The fair value of these options for the quarter and year ended December 31, 2004, was $800 using the Black-Scholes option method and will be accounted for under APB 25.

            For the quarter ending March 31, 2005, officers waived an aggregate of $49,222 in salaries. Operations were charged with a corresponding entry to additional paid in capital.

            In April 2005, management disbanded the Advisory Board for the IAQ area due to the inactivity of the IAQ division. 90,000 shares of common stock were returned to the transfer agent. In April 2005, an entry was made to operations crediting Advisory Board consulting for $45,500 with a corresponding debit to additional paid-in capital. On April 1, 2005, an additional entry was made to operations crediting Advisory Board consulting for of $18,618 with a corresponding debit to additional paid-in capital.

            On April 12, 2005, the Company issued 200,000 restricted common shares to a Director, who also serves as the chairman of the audit and compensation committees. These shares were valued at the fair market value on the date of grant $0.25. $50,000 was charged to operations with a corresponding entry to additional paid in capital.

            On April 21, 2005, a director was issued, for services outside his role as a director, 500,000 options to purchase common stock at a purchase price of $.27. These options vested immediately and were fully expensed. Operations were charged for $131,000, using the Black Scholes valuation method.

            On April 26, 2005, Mr. Carrizzo signed a three year employment agreement with the Company. Mr. Carrizzo received an option to purchase 3 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $300,000, as a contra equity account, which represents the difference between the exercise price ($.20) and the market price of the stock at the date of grant ($.30). This amount will be amortized over the life of the employment agreement being the vesting period for the option of 3 years. Amortization expense charged to operations with a corresponding charge to additional paid in capital was $68,409 for the year ended December 31, 2005.

            On May 1, 2005, Mr. Bozsnyak signed a new employment agreement with the Company. Mr. Bozsnyak received an option to purchase 1 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $250,000 as a contra equity account, which represents the difference between the exercise price ($.20) and the market price of the stock at the date of grant ($.45). This amount will be amortized over the life of the employment agreement being the vesting period for the option of 3 years. Amortization expense charged to operations with a corresponding charge to additional paid in capital was $55,556 for the year ended December 31, 2005.

            On June 8, 2005, in connection with the ETP acquisition, Mr. O'Connor signed a three year employment agreement with the Company. Mr. O'Connor received an option to purchase 1 million shares of the Company's common stock at a purchase price of $.20 per share. The Company recorded the intrinsic value of $290,000 as a contra equity account, which represents the difference between the exercise price ($.20) and the market price of the stock at the date of grant ($.49). This amount will be amortized over the life of the employment agreement being the vesting period for the option of 3 years. Amortization expense charged to operations with a corresponding charge to additional paid in capital was $56,239 for the year ended December 31, 2005.

            On May 10, 2005, the Company through a private sale sold 860,000 restricted common shares at a purchase price of $.25 per share and received net proceeds of $215,000.

            On June 8, 2005, the Company issued 4 million shares of restricted common stock as per the terms of the stock purchase agreement with ETP. The Company recorded $1,000,000 for the fair value of the purchase using $0 .25 per share.

            On June 15, 2005, the Company hired a public relations firm to provide services. The firm was paid $500 and issued 130,000 shares of the Company's restricted common stock. The Company recorded this transaction at a value of $40,325, using the Black Scholes Option Method. The Company has recorded this as a prepayment and will amortize the expense over the contract life of one year.

            On September 15, 2005, the Company hired a communications company on a month to month basis to provide strategic planning and marketing. The Company will pay this firm a monthly retainer of $5,000 and issued an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.51. This option vests 50% immediately and 50% in one year and has an option life of five years. Prepaid expense was increased $8,500 with a corresponding entry to additional paid in capital. Operations and additional paid in capital were charged $12,000 for the vested portion of the options.

            On October 25, 2005, BNC exercised its warrant for 1,725,000 shares of the Company's common stock on a cashless basis at an exercise price of $0.12 per share and the Company issued 1,097,727 shares of common stock.

            On November 21, 2005, a transferee from ECT exercised ECT's warrant for 575,000 shares of the Company's common stock on a cashless basis for an exercise price of $0.03 per share and, as a result, the Company issued 539,796 shares of common stock.

            On November 4, 2005, the Company issued 1.5 million shares of common stock for the acquisition of Amber Alert Agent, Inc. The Company recorded $375,000 for the fair value of the asset purchase using $0.25 per share of SearchHelp common stock. The stock is being held in escrow until the delivery of product and services are made to the Company.

            On December 2, 2005, the Company issued Summit Trading Inc., an investor relations company, 300,000 restricted shares of SearchHelp common stock as part of a settlement agreement. The market value of the stock was $0.40 on the date of issuance. Operations was charged $24,000 as calculated using the Black Scholes valuation method.

            For the year ending December 31, 2005, operations was charged and additional paid capital was increased by $301,069 for the beneficial conversion feature and warrants in conjunction with the current private placement.

            For the year ending December 31, 2005, operations was charged $4,430 with a corresponding entry to additional paid in capital for the compensatory value of stock options issued to Advisory Board Members.

                      Warrants:
                      ---------

            As part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company's securities, the agent and its designees received rights to acquire 247,000 units of the Company's securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company's common stock at $0.030 per share was issued to a placement agent exercisable for five years as part of his compensation for his services in the Company's private placement of its securities in 2004.

            At December 31, 2005, the warrants formerly held by each of ECT and BNC had been exercised. The Company issued 539,796 and 1,097,727 common shares on a cashless basis at a purchase price of $.03 and $.12, respectively. None of the other warrants have been exercised.


NOTE 17 - COMMITMENTS AND CONTINGENCIES.

            (a)   Leases:

            The Company leases an executive office at 1055 Stewart Avenue, Suite 12, Bethpage, New York 11714. The lease was renewed for an additional year on December 1, 2005. The rent is $1,107 per month ($13,280 per year). There was no annual increase from the 2005 lease. The Company has a security deposit with its landlord of $2,155.

            E-Top-Pics, Inc. leases office space at 56 Roland Street, Boston, Massachusetts. The Company has signed a one year operating lease. The annual rent is $21,684 and began September 1, 2005.

            Rent expense was $22,270 and $12,987 for the years ended December 31, 2005 and 2004 respectively.


            (b)   Employment Contracts

            On April 26, 2005, Mr. Carrizzo signed a three year employment contract with the Company. Mr. Carrizzo will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Carrizzo was also granted an option to purchase 3,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life. For the year ended December 31, 2005, 1,000,000 options were vested.

            On May 1, 2005, Mr. Bozsnyak signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life. For the year ended December 31, 2005, 333,333 options were vested.

            On June 8, 2005, Mr. O'Connor signed a three year employment contract with the Company. Mr. O'Connor will receive a base salary of $120,000 per year with a 10% increase each year. Mr. O'Connor was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.20 per share. These options vest fully in three years and have a five year life. For the year ended December 31, 2005, 333,333 options were vested.


            (c)   Distribution Agreements

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

            On December 14, 2005, the Company entered into a five-year marketing consulting services agreement with Sharpworx International to provide us with increased domestic distribution and the Company's first international sales channel for the Company's suite of parental control software, enterprise monitoring solutions and photographic imaging products. Sharpworx brings particular expertise in marketing to, among others, business associations, members of the National Black Chamber of Commerce, Native American businesses, religious groups, Internet service providers and computer manufacturers.


            (d)   Economic Dependency

            For the year ending December 31, 2005, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $1,702,000 and accounts receivable from this customer as of December 31, 2005, was $141,853.

            For the year ended December 31, 2005, purchases from one vendor were in excess of 10% of the Company's total purchases. Purchases from this vendor were approximately $1,647,000 and there were no amounts payable to this vendor as of December 31, 2005.


NOTE - 18 SUBSEQUENT EVENTS

            On February 27, 2006, SearchHelp commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit seeks remedies in connection with a Participation Agreement entered into between SearchHelp and ECT on February 3, 2004 and a related Settlement Agreement entered into between SearchHelp and BNC on October 20, 2005. The complaint alleges that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound and to make such compound marketable by registering it with the United States Environmental Protection Agency.

            In such lawsuit, the Company seeks at least $1 million in compensatory and exemplary damages plus court costs and disbursements based on a breach of contract, breach of fiduciary duty and unjust enrichment. Other remedies sought include rescission of both agreements and an injunction against the sale of 300,227 shares of SearchHelp's common stock still held at such time by BNC. The court denied the Company's application for a preliminary injunction. At the date of this report, the Company is in settlement negotiations with BNC.

            On March 6, 2006, the Company issued 17,483 shares of restricted common stock for legal services rendered in conjunction with the BNC lawsuit. The share price was calculated using the market value of $0.55 discounted by 10%.

            On March 10, 2006, the Company issued 600,000 of restricted common stock to William Bozsnyak, the Company's CEO, in repayment of $180,000 loan made to the Company. The share price was $.30, a discount to the market price, reflecting the restricted nature of such shares.



 NOTE 19  - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



             The Company's quarterly financial data for the years ended December 31, 2005 and 2004 follow below.



                            1st Quarter   2nd Quarter    3rd Quarter    4th Quarter
December 31, 2005:
Net loss                    ($292,517)    ($648,230)     ($978,785)     ($1,860,793)
                            ==========    ==========     ==========     ============

Loss per share              ($.01)        ($.02)         ($.03)         ($0.06)
                            ======        ======         ======         =======

Shares used in computation  26,801,275    29,255,420     30,714,484     31,957,036
                            ==========    ==========     ==========     ==========

December 31, 2004:
Net loss                    ($310,987)    ($329,277)     ($275,628)     ($284,343)
                            ==========    ==========     ==========     ==========

Loss per share              ($.01)        ($.01)         ($.01)         ($0.02)
                            ======        ======         ======         =======

Shares used in computation  24,638,198    26,780,100     27,027,180     28,485,033
                            ==========    ==========     ==========     ==========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None


Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also the principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Based on this evaluation, our principal executive officer, who is also the principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to SearchHelp, Inc., including our consolidated subsidiaries, required to be included in the reports we file with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not Applicable.

                                    PART III

Item 9. - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Company has a four-member board of directors. Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. The biographies of the members of the board and the Company's executive officers appear below.

                                                                                       Year
Name                    Age                        Position                       Began Service
----                    ---                        --------                       -------------
William Bozsnyak         46    Chairman of the Board of Directors, Chief               2001
                               Executive Officer, Chief Financial Officer, Vice
                               President and Treasurer

Joseph Carrizzo          48    Director and President                                  2001

Brian P. O'Connor        62    Director, Chief Operating Officer and Executive         2005
                               Vice President and Chief Marketing Officer

David M. Barnes          63    Director                                                2005

William Bozsnyak has served as the Chief Executive Officer, Treasurer and Chairman of the Board of the Company since its inception in January 2001 and became its Chief Financial Officer and Vice President in September 2002. Mr. Bozsnyak served as Chief Financial Officer until April 2004 and as President until September 2002. In March of 2005, upon the death of Mr. Noel Bonilla, Mr. Bozsnyak was reappointed as Chief Financial Officer. In 1998, Mr. Bozsnyak created a local portal that focused on small businesses whose needs were not being met on a national level. This portal ultimately became the Company. Prior thereto, Mr. Bozsnyak had worked in the financial services industry, having joined J.P. Morgan Securities Inc. in 1982 and become a vice president in its Institutional Fixed Income Sales Department. In 1993, Mr. Bozsnyak left Morgan to join UBS Securities Inc. (Union Bank of Switzerland) where he remained until 1998. He was a vice president in its Global Fixed Income Department and sold U.S. fixed income securities to major institutional U.S. firms. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a B.S. degree in Business Administration and a minor in Finance.

Joseph Carrizzo, 48, is the president of SearchHelp. He has served as one of the company's directors since 2001 and sat on SearchHelp's Audit Committee and Compensation Committee until becoming president in April 2005. Mr. Carrizzo began his financial career in 1983 at Lehman Brothers and ended his Wall Street career there as a senior level medium term note trader in the corporate bond department in 1995. He became an independent distributor of personal care and anti-aging products from 1995 to 2005, which included the distribution of technology and telecom services. Mr. Carrizzo attended the United States Military Academy at West Point from 1975 to 1977 after receiving a New York State congressional nomination. He continued his studies at C.W. Post College where he graduated in 1980 with a bachelor's degree in finance and a minor in economics.

Brian O'Connor is the founder and President of E-Top-Pics, Inc. Mr. O'Connor was formerly the vice president for North American and Asia Pacific Sales for Polaroid Corporation from 1989 to 1998 while being responsible for over 900 employees in sales and marketing for the entire US business that generated over $1.1 billion in sales. While at Polaroid, he also established an international consumer sales group in Asia, Japan, South America, Africa and the Middle East for Polaroid component products. In 1998, Mr. O'Connor left Polaroid to start World Wide Commerce Exchange, Inc., a company that provided consulting in marketing to large corporations. In 2002, Mr. O'Connor started E-Top-Pics, Inc., a company that has licenses with NASCAR teams to sell cameras and film with drivers' and cars' pictures imprinted on the cameras. Also in 2002, Mr. O'Connor started a brownie company called Ann's Boston Brownies. Mr. O'Connor is responsible for the marketing of the company. Mr. O'Connor continues to have an interest in these companies. Mr. O'Connor currently serves on the board of directors of Dana Farber Cancer Institute and the Jimmy Fund Advisory Council. Formerly, he served on the board of directors of the Carroll School for Dyslexic Children and The New England Sports Museum. Mr. O'Connor is President and CEO of E-Top-Pics, Inc., and became a member of the SearchHelp Board of Directors as well as the Executive Vice President and Director of Marketing for SearchHelp upon completion of the acquisition of E-Top-Pics, Inc. on June 8, 2005.

David M. Barnes became a director of the Company in April of 2005. Mr. Barnes was also appointed to serve as chairman and financial expert of the Company's audit committee and compensation committee. Mr. Barnes has served as the chief financial officer of American United Global, Inc. ("AUGI") since May 15, 1996, and was a director of AUGI from November 8, 1996 through June 17, 2003. Mr. Barnes resigned as a member of AUGI's board of directors effective on June 17, 2003 but was reappointed thereto effective December 9, 2003. Mr. Barnes has been chief financial officer of Cyber Defense Systems, Inc. ("CYDF") since August 1, 2005, and a Director of Proxity, Inc. ("PRXT") since December 10, 2005. Mr. Barnes has over 40 years of experience in finance and public accounting. Mr. Barnes is a director and the audit committee financial expert of Thinkpath Inc. ("THPHF"), and MDWerks, Inc. ("MDWK")

Legal Proceedings
-----------------

      Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of SearchHelp's officers and directors, and persons who own more than ten percent of a registered class of SearchHelp's equity securities, to file reports of ownership and changes in ownership of equity securities of SearchHelp with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish SearchHelp with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to SearchHelp during 2005 and 2004, SearchHelp believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year or prior fiscal year.

Audit Committee
---------------

On April 2, 2003 the Board of Directors established an Audit Committee, which consists of one director, who must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of David Barnes, as Chairman. Members of the Committee are appointed by the Board of Directors and serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually and more frequently as circumstances dictate.

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


Audit Committee Financial Expert
--------------------------------

      Our Board of Directors has determined that David M. Barnes qualifies as its "audit committee financial expert", as defined in paragraph (e) (2) of
      Item 401 of Regulation S-B and has therefore appointed him as such.


Code of Ethics
--------------

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

Item 10 - Executive Compensation

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------
                                                        Long Term
                                  Annual Compensation   Compensation Awards
-----------------------------------------------------------------------------

Name and Principal        Year   Salary         Bonus   Number of
                                                        Securities
                                                        Underlying
Position                                                Options/SARs
-----------------------------------------------------------------------------
William Bozsnyak, CEO     2005   $   80,769(1)    --        1,140,000
                          ---------------------------------------------------
                          2004   $   59,999(1)    --
                          ---------------------------------------------------
                          2003           --(2)    --
-----------------------------------------------------------------------------
Joseph Carrizzo,          2005   $   82,615       --        3,500,000 (3)
President
                          ---------------------------------------------------
                          2004           --       --           770,000
-----------------------------------------------------------------------------
Brian O'Connor            2005   $   67,333       --        1,000,000 (4)
-----------------------------------------------------------------------------

   Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

(1) On May 1, 2005, Mr. Bozsnyak signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $0.20 per share. These options vest fully in three years and expire five years from the date of grant. Mr. Bozsnyak accrued his salary from January 1, 2004 through September 30, 2004 in the amount of $59,999 and taxes of $4,506. Mr. Bozsnyak waived his salary under his contract from October 1, 2004, through April 30, 2005. The aggregate waived salary through December 31, 2004 was $20,000 and $26,667 in 2005.

(2)   Mr. Bozsnyak did not take any salary in 2003.

(3) On April 26, 2005, Mr. Carrizzo signed a three year employment contract with the Company. Mr. Carrizzo will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Carrizzo was also granted an option to purchase 3,000,000 shares of the Company's stock at a purchase price of $0.20 per share. These options vest fully in three years and expire five years from the date of grant. On April 21, 2005, Mr. Carrizzo was issued an option to purchase 500,000 shares of common stock at an exercise price of $0.27 per share for services rendered to the Company. In December 2003, Mr. Carrizzo agreed to accept an option to purchase 750,000 shares of the Company's common stock, at a purchase price of $0.25 per share, for business and marketing services rendered to us by him. The value of the services rendered as determined by both management and Mr. Carrizzo and the fair value of the option granted, as determined using the Black-Scholes option pricing method, was $187,500.

(4) On June 8, 2005, Mr. O'Connor signed a three year employment contract with the Company. Mr. O'Connor Connor will receive a base salary of $120,000 per year with a 10% increase each year. Mr. O'Connor was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $0.20 per share. These options vest fully in three years and expire five years from the date of grant.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]

                          Number of     Percent of total
                         securities       options/SARs
        Name             underlying        granted to        Exercise or     Expiration date
                        options/SARs      employees in       base price
                         granted (#)       fiscal year        ($/Share)
                      ----------------  ----------------   ----------------  ----------------
         (a)                (b)               (c)                (d)               (e)
William Bozsnyak CEO      140,000            2.29%              $0.27            4/21/10
                         1,000,000          16.34%              $0.20            5/01/10
Joseph Carrizzo            500,000            8.17%             $0.27            4/21/10
  President              3,000,000          49.02%              $0.20            4/26/10
Brian P O'Connor         1,000,000          16.34%              $0.20             6/8/10
  Chief Operating
  Officer

Director Compensation

      Directors who are employees of the Company do not receive any fees for their service on the Board. During fiscal year 2005, the Board of Directors did not receive compensation. However, in fiscal year 2005, options to purchase an aggregate of 60,000 shares of the Company's common stock were issued to the non-employee Directors at an exercise price of $0.27 per share. The exercise price was determined by using the midpoint between the bid and ask price of the Company's common stock on the date of grant. The current non employee Director receives $3,500 per quarter. For the year ended December 31, 2005, this Director received a total of $10,500 and 200,000 restricted common shares valued at a fair market value of $0.25.

EMPLOYMENT CONTRACTS

On April 26, 2005, Mr. Carrizzo signed a three year employment agreement with the Company. Mr. Carrizzo received an option to purchase 3 million shares of the Company's common stock at a purchase price of $0.20 per share. The Company recorded the intrinsic value of $300,000, as a contra equity account, which represents the difference between the grant price of $0.20, and the market price of the stock on the date of grant, $0.30.

On May 1, 2005, Mr. Bozsnyak signed a new employment agreement with the Company. Mr. Bozsnyak received an option to purchase 1 million shares of the Company's common stock at a purchase price of $0.20 per share. The Company recorded the intrinsic value of $250,000 as a contra equity account, which represents the difference between the grant price of $0.20 and the market price of the stock on the date of grant, $0.45.

On June 8, 2005, in connection with the ETP acquisition, Mr. O'Connor signed an employment agreement with the Company. Mr. O'Connor received an option to purchase 1 million shares of the Company's common stock at a purchase price of $0.20 per share. The Company recorded the intrinsic value of $290,000 as a contra equity account, which represents the difference between the grant price of $0.20 and the market price of the stock on the date of grant, $0.49.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of our common stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our common stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 10, 2006, consisted of 37,640,039 shares of common stock, $0.0001 par value per share. Unless otherwise indicated, the address of each of the named persons is care of SearchHelp, Inc., 1055 Stewart Avenue, Bethpage, New York 11714.

                                           Shares                Percentage
Name and Address                   Beneficially Owned (1)    Beneficially Owned
---------------------------------  ----------------------  ---------------------
William Bozsnyak (2)                      5,780,105                15.04%
Debbie Seaman (3)                         3,243,505                 8.61%
Joseph Carrizzo (4)                       3,515,000                 8.59%
Brian P O'Connor (5)                      2,566,667                 6.70%
David M. Barnes                             200,000                    *
All directors and executive
 officers as a group  (4 persons)        12,061,771                28.48%

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

(2) Consists of 4,998,438 shares of common stock and options to acquire 781,667 shares of common stock.

(3) Consists of 3,198,505 shares of common stock and options to acquire 45,000 shares of common stock

(4) Consists of 250,000 shares of common stock and options to acquire 3,265,000 shares of common stock.

(5) Consists of 750,000 shares of common stock and options to acquire 666,667 shares of common stock. Also includes 1,150,000 shares of common stock held by Mr. O'Connor's wife.

Item 12. Certain Relationships and Related Transactions

Due to stockholders

      At December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $754,500 for working capital advances made to the Company. This includes loans made in the amount of $581,500 to ETP which enabled ETP to fund purchases for cameras and film. For the years ended December 31, 2005 and 2004, interest expense was charged in the amount of $37,511 and $8,000 respectively. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender under the revolving line of credit described in Note 8 of the financial statements. On March 10, 2006, the Company issued 600,000 shares of its common stock to Mr. Bozsnyak at a purchase price of $0.30 in repayment of $180,000 of this loan.

      Under the terms of their respective employment contracts, Debbie Seaman, the Company's former President, and Mr. Bozsnyak are owed $27,640 and $59,999, respectively, for unpaid wages earned through September 30, 2004. Commencing on October 1, 2004, Ms Seaman and Mr. Bozsnyak both have waived all future salary under their contracts until such time as the Company's cash flow can sustain such payments. The cumulative salaries waived through December 31, 2004 were $37,500. For the year ended December 31, 2005, $49,222 in salaries were also waived. Operations were charged with a corresponding increase to additional paid-in capital. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

      The Company also owed Mr. Bozsnyak $39,481 in accounts payable at December 31, 2005, for online advertising he did on behalf of the Company.

      The Company owed the President of the Company, $1,128 for unreimbursed expenses, at December 31, 2005.

      The Company's former securities counsel, a shareholder, is owed $ 13,976 and $ 22,663 for unpaid legal services at December 31, 2005 and 2004 respectively.

      For the year ended December 31, 2005, the Company owed $2,775 to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

Due to affiliates

      The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. For the year ended December 31, 2005, the Company owed one of these affiliates $61,257.

Due from affiliate

      The Company outsourced the management of ETP's sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. For the year ended December 31, 2005, this entity owed the Company $37,955, which is included in accounts receivable net of allowance for bad debt.

Affiliate relationship

ETP has a relationship with an entity, who is also a shareholder and acts as a conduit in the sales process of the FP-100 Fuji Film. This company has an agreement with Fuji to purchase FP-100 film from Fuji at a lower price than ETP can purchase the film. Therefore, ETP pays Fuji directly for the film order, Fuji drop ships the film to ETP's customer and such customer is invoiced by the company. ETP then invoices the company. The company is paid within 30 days by ETP's customer and ETP is paid in 30-45 days from the date of invoice. The risk of loss is borne by ETP for the product until delivery to the customer. Such sales are reflected gross in the Consolidated Statement of Operations for the year ended December 31, 2005.

Item 13. Exhibits

Exhibit No.    Description of Exhibit
-------------------------------------------------------------------------------------------------------
3(i)(a)        Certificate of Incorporation of the Company*
3(i)(b)        Certificate of Amendment effective April 26, 2005 (Incorporated herein by reference to Form 8-K filed May 2, 2005)
3(ii)          By-laws of the Company*
4.1            Specimen Common Stock Certificate of the Company*
4.2            Specimen Class A Warrant Certificate of the Company*
4.3            Specimen Class B Warrant Certificate of the Company*
10.1           Agreement  of Lease,  dated  December  1, 2004,  between  the  Company  and  Briarcliffe
               Foundation, Inc. ***

10.3           Warrant  Agreement,  dated  January 22,  2003,  between the Company and  American  Stock
               Transfer and Trust Company*
10.4           Placement  Agent  Registration  Rights  Agreement,  dated January 22, 2003,  between the
               Company and Robert M. Cohen & Co, Inc.*
10.5           Form of Placement Agent Warrant*
10.6           Company 2004 Stock Plan, dated January 1, 2004. **
10.7           Participation  Agreement,  dated February 3, 2004, between the Company and Environmental
               Commercial Technology Corp. **
10.8           Letter  Agreement,   dated  February  3,  2004,   between  the  Company  and  BioNeutral
               Laboratories Corporation USA. **
10.9           Letter  Agreement,   dated  February  3,  2004,   between  the  Company  and  BioNeutral
               Laboratories Corporation (Worldwide) Limited. **
10.10          Settlement  Agreement,  dated October 20, 2005, between SearchHelp,  Inc. and BioNeutral
               Laboratories Corporation USA.  (filed herewith)
10.11          Registration  Rights  Agreement,  dated November 7, 2003, by and between the Company and
               S.G. Martin Securities LLC.**
10.12          Software  Purchase and Service  Agreement,  dated as of August 15, 2003,  by and between the Company and Edocusign, Inc. **
10.13          Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)
10.14          Securities  Purchase  Agreement  dated as of April  26,  2005.  (Incorporated  herein by reference to Form 8-K filed June 14, 2005)
10.15          Employment  Agreement,  dated May 1, 2005,  between the  Company  and  William  Bozsnyak
               (Incorporated herein by reference to Form 8-K filed May 3, 2005)
10.16          Employment  Agreement,  dated May 1,  2005,  between  the  Company  and  Brian  O'Connor
               (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.17          Accounts Receivable  Purchase  Agreement,  dated September 15, 2005, between E-Top-Pics,
               Inc. and  Commercial  Capital  Lending,  LLC  (Incorporated  herein by reference to Form
               8-K filed September 21, 2005)
10.18          Secured  Guaranty,  dated September 15, 2005,  between  SearchHelp,  Inc. and Commercial
               Capital  Lending,  LLC  (Incorporated  herein by reference  to Form 8-K filed  September
               21, 2005)
10.19          Supply  Agreement,  dated September 27, 2005,  between  E-Top-Pics,  Inc. and Fuji Photo
               Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)

10.20          Exchange   Agreement   dated  as  of  November   2,  2005,   among   SearchHelp,   Inc.,
               AmberAlertAgent,  Inc.  ("AAA")  and the  stockholders  of AAA (inc by ref to 8-K  filed
               November 10, 2005)
10.21          Consulting  Agreement,  dated November 2.2005, among SearchHelp,  Inc.,  AmberAlertAgent
               Development  Company,  LLC,  and  certain  principals  of  AmberAlertAgent   Development
               Company, LLC. (filed herewith)

14             Code of Ethics of the Company.**

21             List of Subsidiaries (filed herewith)

31             Certification  of Chief Executive  Officer and Chief Financial  Officer required by Rule
               13a-14(a) under the Exchange Act. (filed herewith)

32             Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
               (filed herewith)

99.1           Letter from SEC Division of Corporate Finance,  dated November 14, 2005,  concerning the
               Company's former certifying accountant. (filed herewith).

*              Incorporated  herein by reference to the Company's  Form SB-2 filed with the  Securities and Exchange Commission (File No. 33-97687).
**             Incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 16,
               2004.
***            Incorporated herein by reference to the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on August 23,
               2005.

Item 14. Principal Accountant Fees and Services

Audit Fees:           Year ended December 31, 2004 $48,000

                      Year ended December 31, 2005 $102,463

Audit-Related Fees:   Year ended December 31, 2004 NONE

                      Year ended December 31, 2005 NONE

Tax Fees:             Year ended December 31, 2004 NONE

                      Year ended December 31, 2005 NONE

All Other Fees:       Year ended December 31, 2004 NONE

                      Year ended December 31, 2005 NONE

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)

     By: /s/ William Bozsnyak
         -----------------------------------------------------------------------
             William Bozsnyak, Chief Executive Officer, Chief Financial Officer, Vice President and Treasurer

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                              Title                           Date

/s/  Joseph Carrizzo              Director  and President         April 17, 2006
--------------------
     Joseph Carrizzo


/s/  David M.Barnes
--------------------
     David M.Barnes               Director                        April 17, 2006


/s/  Brian O'Connor
--------------------
     Brian O'Connor               Director and  Chief             April 17, 2006
                                  Operations Officer