Form 10QSB
period 2006-03-31
SEARCHHELP INC
filed 2006-05-19
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   Form 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED March 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

                        Commission file number 001-31590

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



Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The outstanding number of the issuer's common stock, par value $.0001, as of May 11, 2006 is 37,678,405 shares.

                        SEARCHHELP, INC. AND SUBSIDIARIES

                                    INDEX                                      Page No.
                                    -----                                      --------
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:


        Consolidated Balance Sheets as at March 31, 2006 (Unaudited) and
            December 31, 2005                                                       2-3


        Consolidated Statements of Operations
           For the Three months ended March 31, 2006 and 2005 (Unaudited)             4

        Consolidated Statements of Cash Flows
           For the Three months ended March 31, 2006, and 2005 (Unaudited)          5-6

        Notes to Consolidated Financial Statements (Unaudited)                     7-14



ITEM 2 - Management's Discussion and Analysis or Plan of Operation                15-20

ITEM 3 - Controls and Procedures                                                     20

PART II:

   Item 1 - Legal Proceedings                                                        21
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds              21
   Item 3 - Defaults upon Senior Securities   21
   Item 4 - Submission of Matters to A Vote of Securities Holders                    21
   Item 5 - Other Information                                                        22
   Item 6 - Exhibits                                                                 22
   Signature Page                                                                    22

                        SEARCHHELP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                ASSETS
                                                ------
                                                                                                March 31,   December 31,
                                                                                                  2006          2005
                                                                                               ----------   -----------
                                                                                               (Unaudited)
Current assets:
  Cash                                                                                         $  255,189   $   126,975
  Accounts receivable less allowance for doubtful accounts of $37,955 at 2006 and 2005             82,927       153,614
  Inventory                                                                                       117,036        29,904
  Prepaid expenses                                                                                 55,190        78,746
                                                                                               ----------   -----------
        Total current assets                                                                      510,342       389,239
                                                                                               ----------   -----------
Property and equipment - net                                                                        3,335         1,283
                                                                                               ----------   -----------
Other assets:
  Software development costs, less accumulated
    amortization of $458,318 and $431,087, respectively                                           666,191       566,256
 Amortizable intangibile assets, less accumulated
    amortization of $57,368 and $41,136, respectively                                             576,132       592,364
  Deferred finance costs, less amortization of $18,482 and $6,853, respectively                   128,978        47,347
  Goodwill                                                                                        536,081       536,081
  Security deposit                                                                                  6,155         6,155
                                                                                               ----------   -----------
        Total other assets                                                                      1,913,537     1,748,203
                                                                                               ----------   -----------
        Total assets                                                                           $2,427,214   $ 2,138,725
                                                                                               ==========   ===========



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                     ----------------------------------------------
                                                                                                      March 31,     December 31,
                                                                                                     -----------    ------------
                                                                                                         2006            2005
                                                                                                     -----------    ------------
                                                                                                     (Unaudited)
Current liabilities:
  Note payable - bank                                                                                $    48,880    $     50,000
  Current portion of long term debt                                                                       50,000          50,000
  Due to stockholders                                                                                    694,154         899,499
  Due to affilates                                                                                        60,891          61,257
  Deferred revenue, net of discount of $0 and $2,973, respectively                                          --             4,470
  Accounts payable and accrued expenses                                                                  442,324         326,182
                                                                                                     -----------    ------------
        Total current liabilities                                                                      1,296,249       1,391,408

Other liabilites:
  Note payable -- Private Placements, net of discount of $220,592 and $125,333, respectively           1,291,642         497,667
  Other                                                                                                   50,000          50,000
                                                                                                     -----------    ------------
        Total liabilities                                                                              1,341,642         547,667
                                                                                                     -----------    ------------

Commitments and contingencies

  Stockholders' (deficit) equity
  Common stock -- $.0001 par value
    Authorized -- 250,000,000 shares
    Issued and outstanding -- 37,640,039 and 37,022,556
    shares, respectively                                                                                   3,764           3,702
  Additional paid-in capital                                                                           8,037,340       7,802,030
  Deferred compensation                                                                                     --          (659,796)
  Accumulated deficit                                                                                 (8,251,781)     (6,946,286)
                                                                                                     -----------    ------------
        Total stockholders'  (deficit) equity                                                           (210,677)        199,650
                                                                                                     -----------    ------------
        Total liabilities and stockholders'
          (deficit) equity                                                                           $ 2,427,214    $  2,138,725
                                                                                                     ===========    ============


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                       2006           2005
                                                   (Unaudited)     (Unaudited)
                                                  ------------    ------------
Revenues
  Software                                        $     41,377    $        286
   Less discount on software sales                     (15,348)           --
                                                  ------------    ------------
Total Revenues                                          26,029             286
                                                  ------------    ------------

Cost of Sales
  Software                                              20,179            --
                                                  ------------    ------------
Total Cost of Sales                                     20,179            --
                                                  ------------    ------------

Gross Profit                                             5,850             286
                                                  ------------    ------------

Operating expenses:
  Selling                                               92,225          41,040
  Web site costs                                        11,030          13,290
  General and administrative                           598,395         201,695
  Depreciation and amortization                         43,817          31,197
                                                  ------------    ------------
Total operating expenses                               745,467         287,222
                                                  ------------    ------------

Loss from operations                                  (739,617)       (286,936)
                                                  ------------    ------------

Other Expenses
  Interest                                             537,044           3,004
  Interest - related party                              17,205           2,577
  Amortization of deferred financing costs              11,629            --
                                                  ------------    ------------
Total other expenses                                   565,878           5,581
                                                  ------------    ------------

Net loss                                          $ (1,305,495)   $   (292,517)
                                                  ============    ============
Per share data:
  Loss per share - basic and diluted              $      (0.04)   $      (0.01)
                                                  ============    ============

Weighted average number of
  shares outstanding basic & diluted                37,174,273      26,801,275
                                                  ============    ============


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the Three
                                                            Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

Cash flows from operating activities:
  Net loss                                           $(1,305,495)   ($  292,517)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
    (used in) operating activities:
    Deferred revenue                                      (4,470)         1,094
      Waiver of officers' salaries                          --           37,500
      Stock and options issued for services                8,653          1,360
      Compensatory element of stock options              101,614           --
  Depreciation                                               352           --
  Amortization of deferred financing costs                11,629           --
  Amortization of software development costs              27,231         31,196
  Amortization of intangible assets                       16,232           --
  Amortization of consulting fees                           --           12,735
  Amortization of beneficial conversion feature          488,830           --
  Amortization of debt discount                           23,046           --
  Increase (decrease) in cash flows as a result of
    changes in asset and liability account balances:
  Accounts receivable                                     70,687            300
  Inventory                                              (87,132)          --
  Prepaid expenses                                        23,556         (1,555)
  Due to stockholders                                       --            3,771
  Accounts payable and accrued expenses                  116,142        100,815
                                                     -----------    -----------
  Total adjustments                                      796,370        187,216
                                                     -----------    -----------

Net cash used in operating activities                   (509,125)      (105,301)
                                                     -----------    -----------

Cash flows from investing activities:
  Equipment purchases                                     (2,403)          --
  Capitalized software costs                            (127,166)          --
                                                     ===========    ===========
Net cash used in investing activities                   (129,569)          --
                                                     ===========    ===========



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)]


                                                      For the Three
                                                       Months Ended
                                                         March 31,
                                                    2006           2005
                                                -----------    -----------
                                                (Unaudited)    (Unaudited)

Cash flows from financing activities:
  Payment of due to stockholder                     (25,344)       110,577
  Payment of due to affiliates                         (368)          --
  Proceeds from notes payable                       887,000            550
  Loans Payable                                        --           (3,206)
  Payment of notes payable - bank                    (1,120)          --
  Deferred financing costs                          (93,260)          --
                                                -----------    -----------
Net cash provided by financing activities           766,908        107,921
                                                -----------    -----------
Net increase in cash                                128,214          2,620
Cash at beginning of period                         126,975          2,459
                                                -----------    -----------
Cash at end of period                           $   255,189    $     5,079
                                                ===========    ===========
Supplemental Disclosure of cash flow
Information:
Cash payment made during the period
  Interest                                      $    24,858    $    12,979
                                                ===========    ===========
Supplemental Schedules of Noncash
  Investing and Financing Activities:

Stockholder loans converted to
  common stock                                  $   180,000    $      --
                                                ===========    ===========

 Officers' salaries waived                      $      --      $    37,500
                                                ===========    ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE 1 - PLAN OF ORGANIZATION.

      Presentation of Financial Statements:

      The Company's business consisits principally of the sale and distribution of family software and imaging products.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,305,495 and $292,517 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company has negative working capital of $785,907 and an accumulated deficit of $8,251,781, respectively.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety and well being.

      If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. In July 2005, management began a private placement to raise additional funds by issuing convertible notes with an attached warrant. On December 8, 2005, the Company closed this offering and commenced a new one on December 19, 2005, offering the same securities on substantially the same terms as the prior offering. This offering gave a placement agent an exclusive 45 day period to sell the offering. The commission charged on the second offering decreased from 10% to 8%. As of December 31, 2005, the Company raised a gross amount of $623,000 by soliciting accredited investors from both offerings. For the three months ending March 31, 2006, the Company raised a gross amount of $887,000 and an additional $785,000 through May 9, 2006.

      The accompanying consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report for the year ended December 31, 2005 filed with the SEC on Form 10-KSB. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation of interim results for the Company and all such adjustments are of a normal and recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the entire year. The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

      (a) Use of Estimates:

      The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the disclosure of contingent assets and liabilities in the consolidated financial statements and the accompanying notes, and the reported amounts of revenue and expenses during the periods presented. Actual amounts and results could differ from those estimates. The estimates the Company makes are based on historical factors, current circumstances and the experience and judgment of the Company's management. The Company evaluates its assumptions and estimates on an ongoing basis and may employ outside experts to assist in the Company's evaluations.

      (b) Earnings Per Share:

      The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive.

      (c) Stock Based Compensation:

      Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See Note 3 for further details.


NOTE  3 - Employee Stock Compensation

      The Company's 2004 Stock Plan, which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of common stock as stock compensation. All stock options under the 2004 Stock Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date.

      Accounting for Employee Awards:
      Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange
      Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

      While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123 (R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

      As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $100,000 which has been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on its' net deferred tax asset. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005.

      Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

      Accounting for Non-employee  Awards:
      The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R ) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

      Stock compensation expense related to non-employee options was approximately $9,000 and $1,360 for the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.


      Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.



                          For the three months ended

                                                                       March 31, 2005
      Net loss attributable to common stockholders, as reported          $ (292,517)
      Add: Stock-based compensation included in reported net loss                  0
      Deduct:  Total stock based compensation  expense determined under the fair  value  based  method for all awards (no tax
      effect)                                                               (11,870)
      Pro forma net loss attributable to common stockholders             $ (304,387)
      Net loss per share:
      Basic and diluted loss per share - as reported                         ($0.01)
      Basic and diluted loss per share - pro forma                           ($0.01)


      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

          -------------------------------------- ------------------------
                                                    Three Months Ended
          -------------------------------------- ------------------------
                                                      March 31, 2005
          -------------------------------------- ------------------------
            Expected term (in years)                         5
          -------------------------------------- ------------------------
            Expected volatility                       14.61% - 15.25%
          -------------------------------------- ------------------------
            Expected dividend yield                          0%
          -------------------------------------- ------------------------
            Risk-free interest rate                    4.14% - 6.0%
          -------------------------------------- ------------------------

      There were no employee stock options granted in the three months ended March 31, 2006 and 2005. The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

                                                         Weighted        Weighted
                                                         Average          Average
                                                         Exercise        Remaining      Aggregate
                                          Number           Price         Contractual     Intrinsic
        Stock Options                    of Shares        per Share          Term          Value
      ------------------------------     ---------       ----------      -----------    ----------
      Outstanding at January 1, 2006     8,323,090        $0.28           3.8170        $1,664,618
                                                          =====
         Granted                             0              0
         Exercised                           0              0
         Forfeited/expired                   0              0
                                         ---------
      Outstanding at March 31, 2006      8,323,090        $0.28           3.8170        $1,914,311
                                                          =====
      Exercisable at March 31, 2006      4,237,257        $0.31           3.6350          $847,451
                                                          =====

      As of March 31, 2006, there was $448,062 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.


NOTE 4 - ACQUISTION OF E-TOP-PICS, INC.

      SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc. ("ETP"), pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which is the aggregate fair value of 4 million shares at $0.25 per share. Including $79,274 for accounting and legal expenses directly related to the acquisition, the total purchase price was $1,079,274. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $633,500 and goodwill of $536,081.

      During the three months ended March 31, 2006, the amortizable intangibles resulted in an amortization charge of $16,232.

      The following unaudited pro forma financial information for the three months ended March 31, 2005 presents the combined results of operations of the Company and ETP as if the acquisition had occurred at January 1, 2005, the date of earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of ETP from January 1, 2005 through March 31, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations.

                                                                   For the
                                                              Three Months Ended
                                                                  March 31,
                                                                    2005
            Revenues                                             $ 47,467
            Net Loss                                             (507,986)
            Loss per share - basic and diluted                   $ (0.02)


      The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include the 4 million shares issued in the acquisition of ETP, as if these shares had been outstanding as of the beginning of the earliest period presented.

NOTE 5 - ACQUISTION OF AMBER ALERT INC.

      On November 4, 2005, the Company concluded an exchange agreement with Amber Alert Agent, Inc., ("AAA") and the former stockholders of AAA. The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of the product and services are made to the Company. The Company has accounted for this transaction as an asset acquisition valued at $375,000 ($0.25 x 1,500,000 shares), and has reflected the consideration under software development costs on the balance sheet. Amber Alert Development, a company owned by the former shareholders of AAA, is completing the Company's newest product "Sentry Predator Locator". This product is substantially complete and 10,000 units were produced in April 2006. Since Sentry Predator Locator is Web based, additional program features and enhanced functionality will be delivered to end users via the Internet.

      The Company has agreed to pay a total of $150,000, in six equal monthly installments, to Amber Alert Development to update Sentry Predator Locator to incorporate to the look and feel of the Sentry Product line. This was fully paid as of March 31, 2006. Additionally, the Company will also pay $1,000 per month for testing of the product.

      The Company has agreed to pay an additional $50,000 to Amber Alert Development for additional product enhancements, $25,000 of which was paid in May 2006. The Company will own the intellectual property rights for the product and will split any net profits earned from the sale of the product, in equal parts with Amber Alert Development for three years. If the former stockholders of AAA help the Company raise funds in excess of $300,000, they will also be entitled to half of those funds, up to $100,000. In addition, the Company has reserved an aggregate of 51,000 shares for future issuance to the former stockholders of AAA as non-compete consideration.

NOTE 6 - SOFTWARE DEVELOPMENT COSTS.

      In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, capitalized costs of $1,124,509. The Company is amortizing these costs over their estimated useful lives of three years. For the three months ending March 31, 2006, the Company capitalized $127,166 and amortization expense of $27,231 was charged.

NOTE 7 - NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. At March 31, 2006 and December 31, 2005, $48,880 and $50,000 of the line has been utilized, respectively. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (9.75% at March 31, 2006). Interest of $1,205 and $483 was charged to operations for the three months ended March 31, 2006 and 2005, respectively. The debt is guaranteed personally, by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $25,000 at March 31, 2006.

NOTE 8 - NOTES PAYABLE - PRIVATE PLACEMENTS.

      On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and
      (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). The Company has raised a gross amount of $623,000 for the year ended December 31, 2005 from the combined offerings. The Company allocated the proceeds received between the debt and the warrant upon their relative fair values. The warrant value was $87,950. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier then the maturity date, the unamortized amount will be charged to operations at that time When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $213,119. The resulting discount was amortized using the straight line method to January 31, 2006, which was the earliest date at which conversion could occur.

      For the three months ending March 31, 2006, the Company raised a gross amount of $887,000 from the current offering. The warrant value was $165,525 and was recorded as a discount to the notes. A total amount of $23,046 was accreted as interest expense during the three months ended March 31, 2006. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $439,645. This amount was fully amortized as the notes are immediately convertible at any time after January 31, 2006. For the three months ending March 31, 2006, an aggregate of $511,875 was charged to interest expense which included $ 49,204 of unamortized beneficial conversion from December 31, 2005.

      As reflected on the balance sheet at March 31, 2006 and December 31, 2005,
      the  note  value,   net  of  discount,   was   $1,291,642   and  $497,667,
      respectively.

      For the period from April 1, 2006 to May 9, 2006, the Company had raised an additional gross amount of $785,000 and the total raised from these private placements aggregated gross proceeds of $2,295,000.

NOTE 9 - SUBSIDIARY LINE OF CREDIT.

      On September 15, 2005, E-Top-Pics, Inc., a wholly owned subsidiary of the Company ("ETP") entered into an Accounts Receivable Purchase Agreement with Commercial Capital Lending, LLC., ("CCL") whereby ETP will tender to CCL for purchase, pursuant to the Agreement, certain of its accounts receivable (as defined under the Uniform Commercial Code) by delivering to CCL copies of certain invoices intending the Accounts generated by ETP. Upon examination of such Accounts, CCL will have the option to purchase all of ETP's rights, title and interest in the same. The Agreement is for a $3,000,000 revolving line of credit and has a term of one year with automatic renewals thereafter, unless terminated by either party 90 to 30 days prior to the anniversary date. As of March 31, 2006 and December 31, 2005, the Company has not utilized this line of credit.

NOTE 10 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

(a) Due to stockholders

      At March 31, 2006 and December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $574,500 and $754,500, respectively, for working capital advances made to the Company. For the three months ended March 31, 2006 and 2005, interest expense was charged in the amounts of $17,205 and $2,577 respectively. On March 10, 2006, Mr. Bozsnyak converted $180,000 of loans into 600,000 restricted shares of the Company's common stock. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender under the revolving line of credit described in Note 7.

      For the three months ended March 31, 2005, $37,500 in salaries was waived by Mr. Bozsnyak and Debbie Seaman, the Company's former President . Operations were charged with a corresponding increase to additional paid-in capital. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

      The Company also owed Mr. Bozsnyak $11,130 in accounts payable as of March 31, 2006, for online advertising he did on behalf of the Company.
      Additionally, at March 31, 2006, Brian O'Connor, a shareholder and director, is owed $1,684 for travel expenses incurred on behalf of the Company.

      The Company's former securities counsel, a shareholder, is owed $9,976 as of March 31, 2006, and $ 13,976 at December 31, 2005 for unpaid legal services.

      As of March 31, 2006 and December 31, 2005, the Company owed $9,225 and $2,775, respectively, to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

      (b) Due to affiliates

      The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of March 31, 2006 and December 31, 2005, the Company owed one of these affiliates $60,891 and $61,257, respectively.

      (c) Due from affiliate

      The Company outsourced the management of ETP's sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of March 31, 2006 and December 31, 2005, this entity owed the Company $37,955, which has been fully reserved as uncollectible. This license agreement expired on December 31, 2005 and was not renewed.

NOTE 11 - LICENSING AGREEMENTS WITH FUJI PHOTO USA

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

      The Company has determined that the pricing structure under the September 27, 2005 agreement makes it uneconomical for the Company to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provides certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of the Company met with Fuji in March 2006, to begin such negotiations, but as of the date of this report such discussions continue and no new agreement has been reached.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts  payable  and  accrued  expenses  consist  of the  following  at:

                                           March 31, 2006      December 31, 2005
                                           --------------      -----------------

Professional fees                              $ 95,429             $ 71,567
Interest on notes payable - Bank                    416                  465
Consultants                                      30,056               14,226
Accrued Payroll other & payroll taxes            52,832              146,073
Trade Payables                                  263,591               93,851
                                               --------             --------
                                               $442,324             $326,182
                                               ========             ========

NOTE  13 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit at March 31, 2006. At March 31, 2006, the Company had a cumulative net operating loss available to reduce future taxable income amounting to approximately $8,200,000. These losses expire in various years through 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $3,100,000 have been fully reserved.

                              For the Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------
                                  2006                                      2005
                                  ----                                      ----
-----------------------------------------------------------------------------------------------------
 Loss before income taxes     ($1,305,000)                                ($293,000)
                              ============                                =========
 Expected statutory tax
    benefits                    ($433,700)            34.0%                ($99,620)          34.0%
 Nondeductible
    expenses                       26,100              2.0%                   7,300            2.0%
 Net operating
    loss valuation
    reserve                       407,600             29.0%                  92,320           29.0%
                              -----------            -----                ---------          -----
 Total tax benefit            $        --              0.0%               $      --            0.0%
                              -----------            =====                    =====          =====


NOTE 14 - EQUITY TRANSACTIONS.

      On March 6, 2006, the Company issued 17,483 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value on the date of grant less a 10% discount, $0.495. A total of $8,653 was charged to operations with a corresponding credit to additional paid in capital.

      On March 10, 2006, the Company issued 600,000 restricted common shares to the CEO in satisfaction of loans made to the Company of $180,000. These shares were valued at the fair market value of $0.45, less an approximate 33% discount (due to the restriction) or at $0.30 per share. An entry was made to reduce loans payable shareholder for $180,000 with a corresponding credit to common stock and additional paid in capital.

      Warrants:

      As part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company's securities, the agent and its designees received rights to acquire 247,000 units of the Company's securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company's common stock at $0.30 per share was issued to a placement agent exercisable for five years as part of his compensation for his services in the Company's private placement of its securities in 2004. For the three months ended March 31, 2006 no warrants were exercised.

NOTE 15- COMMITMENTS AND CONTINGENCIES.

      (a) Legal Proceedings

      On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit seeks remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleges that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

      The Company seeks at least $1 million in compensatory and exemplary damages plus court costs and disbursements based on claims of breach of contract, breach of fiduciary duty and unjust enrichment. Other remedies sought include rescission of both agreements and an injunction against the sale of 300,227 shares of the Company's common stock. The court denied the Company's application for a preliminary injunction. As of the date of this report, the Company is in settlement negotiations with BNC.

      (b) Distribution Agreements

      On February 1, 2006, the Company signed a Distribution Agreement with SOS Network, Inc. whereby Atari (a distributor of SOS), may distribute the Company's Sentry At Home and Sentry Remote software products. The term of the agreement is for a five year period and will be automatically renewed for a one year period unless either party gives 180 days written notice. Sales are made on a consignment basis.

      Subsequent to the date of the balance sheet, on April 8, 2006, the Company signed a Distribution Agreement with Sitoa Corporation, whereby Sitoa, may distribute the Company's Sentry At Home and Sentry Remote software products over the Internet. Sitoa will be selling the Company's software products over the internet on four major retailer's websites. The agreement is effective until canceled in writing by either party with 30 days notice.

NOTE - 16 SUBSEQUENT EVENTS

      On May 2, 2006, John Caruso was appointed Chief Financial Officer of the Company pursuant to the terms of a three year employment agreement. Mr. Caruso will receive a base salary of $132,000 per year with a minimum of 5% increase each year. Mr. Caruso was also granted an option to purchase 900,000 shares of the Company's common stock at a purchase price of $0.38 per share. These shares were valued at the fair market value on the date of grant. These options vest over a three-year period and have a five-year life.

Item 2. Management's Discussion and Analysis.

      The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

      As used in this quarterly report on Form 10-QSB, references to the "Company," "we," "us," "our" or similar terms include SearchHelp, Inc. and its consolidated subsidiaries.

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

General

      The Company's business consists principally of the sale and distribution of family software and imaging products through its FamilySafe and ETP subsidiaries.

      The Company conducted a "soft launch" of its Sentry At Home software in CompUSA stores during November and December 2005 to validate its packaging and pricing and has received indications that the Company's software products have been well received. As a result, the Company continues to ship additional units of Sentry At Home to CompUSA and has begun shipping Sentry At Home to additional retailers, including Fry's Electronics. The largest order to date has come from Office Max, to whom the Company sent approximately 4,000 units of Sentry At Home and approximately 4,000 units of Sentry Remote. These shipments were consignment orders and do not represent final sales. The Company does not recognize revenue from consignment orders until payment has been received from the end user. However, management believes that the size of these orders and reorders reflect the retailers' judgment as to their ability to sell all these units. The Company is currently in discussions with several major US retailers to carry its software products on a net sale basis.

      In November 2005, the Company acquired Amber Alert Agent, LLC, a company dedicated to providing Amber Alerts and sex offender information to parents within their own geographic area. This company has developed the Sentry Predator Locator product, which delivers geographically relevant Amber Alert information from the National Center for Missing and Exploited Children directly to the user's desktop and will automatically identify and update the locations of registered sex offenders within the user's neighborhood. Management believes that parents will see this software program as an essential tool and want to keep it running at all times on their computers, which will provide the opportunity for the Company to market related products and services to these parents by popping up information about child safety and the Company's other child safety software. Sentry Predator Locator is sold as a stand alone product and will also be packaged with other Sentry software as an "on-pack."

      On December 14, 2005, the Company entered into a five-year marketing consulting services agreement with Sharpworx International to provide increased domestic distribution and the Company's first international sales channel for the Company's suite of parental control software, enterprise monitoring solutions and photographic imaging products. Sharpworx brings particular expertise in marketing to, among others, business associations, members of the National Black Chamber of Commerce, Native American businesses, religious groups, Internet service providers and computer manufacturers.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,305,495 and $292,517 for the three months ended March 31, 2006 and 2005. In addition, the Company has negative working capital of $785,907 and an accumulated deficit of $8,251,781, respectively.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety and well being.

Results of Operations

Overview of the Three Months Ended March 31, 2006

     During the first quarter of 2006, the Company continued to focus on three primary operating priorities:

      o Final Product Design and Delivery. The Company continued to validate the packaging and pricing for its Sentry at Home software products. The working model of Sentry Predator Locator, which was acquired when the Company acquired Amber Alert Agent, LLC was updated to incorporate to the look and feel of the Sentry Product line. The Company began shipping its Sentry Predator Locator and Sentry Remote products at the end of March 2006.

      o Establish and Enhance Sales and Distribution Channels. During the first quarter, the Company has aggressively pursued distribution and sales agreements to gain access to retailers. The Company is currently in discussions with several major US retailers to carry its software products. Additionally, the Company is actively seeking opportunities in the media to spotlight its products and services.

      o Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations therefore; the Company has funded its operations by issuing notes and by the sale of common stock. Management has determined that the Company will require additional capital in order to fully exploit the growing market for its products and services. During the first quarter of 2006, the Company raised $887,000 from the private placement of convertible notes and warrants. See - Liquidity and Capital Resources.

      During the first quarter of 2006, the Company had revenues of $26,029, net of discount, from sales of software products. The cost of these sales totaled $20,179. Gross profit was $5,850. The Company's net loss was $ 1,305,495, of which $739,617 was the loss from operations.

      During the first quarter of 2006, the Company did not enjoy the benefit of revenue attributable to its imaging products, as it had since the acquisition of ETP in mid-2005. This was due to the Company's decision in 2006 to forgo selling efforts related to the imaging product line in favor of concentrating its resources on successfully launching the Sentry line of software products. The Company expects sales of its imaging products to resume during the second quarter of 2006.

      Contributing factors to the Company's loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $406,216 and $80,972 for the three months ended March 31, 2006 and 2005, respectively, an increase of $325,244. Approximately $175,244 of this increase reflects costs associated with the signing of three employment contracts in the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. An additional $100,594 is attributable to the Company's adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met.

      Selling expenses increased by approximately $51,000 from the comparable period of the prior year as a result of increased activity surrounding the launch of the Company's Sentry line of software products.

      Interest expense for the periods ending March 31, 2006 and 2005 was $537,044 and $3,004, respectively, an increase of $534,040. This increase in interest expense is a result of the Company paying interest on the convertible notes and recognizing amortization of the beneficial conversion feature and the value of the warrants. There was no similar activity in the first quarter of 2005. Additionally, amortization expense from deferred financing costs totaled $11,629 for the three months ended March 31, 2006 which was absent in the first quarter of 2005. Interest expense from related parties increased by $14,628 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans.

      Management does not believe that a comparison of results from the three months ended March 31, 2006 and 2005 is meaningful, given that the Company was in the developmental stage during the first quarter of 2005 and that it acquired ETP mid-2005.

Liquidity and Capital Resources

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.

      Since inception, the Company has not generated any significant cash flows from operations. At March 31, 2006, the Company had cash and cash equivalents of $255,189 and a working capital deficiency of $785,907. Net cash used in operating activities for the three months ended March 31, 2006 was $509,125. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

      Net cash used in investing activities for the three months ended March 31, 2006 was $129,569 and is attributable primarily to asset and license acquisition and software development costs.

      Net cash provided from financing activities was $766,908 for the three months ended March 31, 2006. The cash flow from financing activities was primarily derived from notes and loans payable.

      On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). As of March 31, 2006, the Company has raised a total gross amount of $1,510,000, from the combined offerings. As of May 11, 2006, the total raised from these private placements aggregated $2,295,000.

      While the Company has been successful in raising financing from equity transactions as mentioned above, we are dependent on improved operating results and possibly raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding.

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

New Accounting Principles Adopted:

      Stock-based Compensation: Effective January 1, 2006, the Company's Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

      Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Other Accounting Policies:

      Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with SEC for a listing if all such accounting principles.


Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

      (a) Evaluation of Disclosure Controls and Procedures- the Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2006, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

                                     PART II

Item 1.  Legal Proceedings.

      On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit seeks remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleges that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

      The Company seeks at least $1 million in compensatory and exemplary damages plus court costs and disbursements based on claims of breach of contract, breach of fiduciary duty and unjust enrichment. Other remedies sought include rescission of both agreements and an injunction against the sale of 300,227 shares of the Company's common stock. The court denied the Company's application for a preliminary injunction. As of the date of this report, the Company is in settlement negotiations with BNC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      On March 7, 2006, the Company issued 17,483 restricted shares of its common stock at a purchase price of $0.495 per share to a legal firm for services rendered. These shares were valued by using the fair value of goods or services received and have a value of $8,653.

      On March 10, 2006, the Company issued 600,000 restricted shares of its common stock at a purchase price of $0.30 per share to its CEO in repayment and full satisfaction of loans made to the Company for $180,000. These shares were valued at the fair value of the loans repaid.

      On April 7, 2006, subsequent to the balance sheet date, the Company issued 38,366 restricted shares of its common stock at a purchase price of $0.405 per share to a legal firm for services rendered. These shares were valued by using the fair value of goods or services received and have a value of $15,538.

      On May 2, 2006, subsequent to the date of the financial statements, the Company appointed a Chief Financial Officer. As part of the employment agreement, an option was granted to purchase 900,000 shares of the Company's common stock at a purchase price of $0.38 per share. This option will fully vest in three years and has an option life of five years.

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


SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)



By: /s/ John Caruso
   ------------------------------------
   John Caruso, Chief Financial Officer


Date: May 19,  2006