Form 10QSB/A
period 2006-03-31
SEARCHHELP INC
filed 2006-08-16
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                  Form 10-QSB/A

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of May 11, 2006 is 37,678,405 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-QSB/A ("Form 10-QSB/A") to our Quarterly Report on Form 10 QSB for the quarterly period ended March 31, 2006, initially filed with the Securities and Exchange Commission (the "SEC") on May 19, 2006 (the "Original Filing"), is being filed to reflect the restatement of our consolidated financial statements at, and for the three months ended, March 31, 2006 and the notes related thereto. The decision to restate these consolidated financial statements was made to reflect the correction of excess amortization taken in error on the beneficial conversion feature of our notes payable as well as an error in volatility rate used in the valuation of employee stock options. For a more detailed description of the restatement, see Note 2 - Restatement of March 31, 2006 Financial Results to the accompanying consolidated financial statements contained in this Form 10-QSB/A.

      Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Items 1 and 2 of Part I, and Item 6 of Part II of the Original Filing, in each case, solely as a result of, and to reflect the restatement, and no other information in the Original Filing is amended hereby. Accordingly, the items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.

      Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Quarterly Report on Form 10 QSB for the quarterly period ended June 30, 2006, which will be filed concurrently with or shortly after the filing of this Form 10-QSB/A, or other reports filed with the SEC subsequent to the date of this filing.


                        SEARCHHELP, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----                                                                       Page No.
                                                                                                                  --------
PART I FINANCIAL INFORMATION


ITEM 1 - Financial Statements:

        Consolidated Balance Sheets as at March 31, 2006 (Unaudited - Restated) and
           December 31, 2005                                                                                        2-3

        Consolidated Statements of Operations
           For the Three months ended March 31, 2006 and 2005 (Unaudited - Restated)                                  4

        Consolidated Statements of Cash Flows
           For the Three months ended March 31, 2006, and 2005 (Unaudited - Restated)                               5-6

        Notes to Consolidated Financial Statements (Unaudited - Restated)                                          7-15


ITEM 2 - Management's Discussion and Analysis or Plan of Operation                                                16-21

ITEM 3 - Controls and Procedures                                                                                     21

PART II:

   Item 1 - Legal Proceedings                                                                                        22
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                              22
   Item 3 - Defaults upon Senior Securities                                                                          22
   Item 4 - Submission of Matters to A Vote of Securities Holders                                                    22
   Item 5 - Other Information                                                                                        23
   Item 6 - Exhibits                                                                                                 23
   Signature Page                                                                                                    23

                        SEARCHHELP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    March 31,    December 31,
                                                                                   ------------ -----------
                                                                                      2006          2005
                                                                                   ------------ -----------
                                                                                  (Unaudited -
                                                                                    Restated)
Current assets:
  Cash                                                                             $  255,189    $  126,975
  Accounts receivable less allowance for doubtful accounts of $37,955 at 2006
  and 2005                                                                             82,927       153,614
  Inventory                                                                           117,036        29,904
  Prepaid expenses                                                                     55,190        78,746
                                                                                   ------------------------
        Total current assets                                                          510,342       389,239
                                                                                   ------------------------

Property and equipment - net                                                            3,335         1,283
                                                                                   ------------------------
Other assets:
  Software development costs, less accumulated
    amortization of $458,318 and $431,087, respectively                               666,191       566,256
 Amortizable intangibile assets, less accumulated
    amortization of $57,368 and $41,136, respectively                                 576,132       592,364
  Deferred finance costs, less amortization of $18,482 and $6,853, respectively       128,978        47,347
  Goodwill                                                                            536,081       536,081
  Security deposit                                                                      6,155         6,155
                                                                                   ------------------------

        Total other assets                                                          1,913,537     1,748,203
                                                                                   ------------------------

        Total assets                                                               $2,427,214    $2,138,725
                                                                                   ========================




                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                 March 31,      December 31,
                                                                                               -------------- ------------
                                                                                                    2006           2005
                                                                                               -------------- ------------
                                                                                                (Unaudited -
                                                                                                 Restated)
Current liabilities:
  Note payable - bank                                                                          $    48,880     $    50,000
  Current portion of long term debt                                                                 50,000          50,000
  Due to stockholders                                                                              694,154         899,499
  Due to affilates                                                                                  60,891          61,257
  Deferred revenue, net of discount of $0 and $2,973, respectively                                      --           4,470
  Accounts payable and accrued expenses                                                            442,324         326,182
                                                                                               ---------------------------
        Total current liabilities                                                                1,296,249       1,391,408

Other liabilites:
  Note payable - Private Placements, net of discount of $729,190 and $125,333, respectively        780,810         497,667
  Other                                                                                             50,000          50,000
                                                                                               ---------------------------
        Total liabilities                                                                          830,810         547,667
                                                                                               ---------------------------

Commitments and contingencies

Stockholders' (deficit) equity
  Common stock - $.0001 par value
    Authorized  - 250,000,000 shares
    Issued and outstanding -37,640,039 and 37,022,556
    shares, respectively                                                                             3,764           3,702
  Additional paid-in capital                                                                     8,253,637       7,802,030
  Deferred compensation                                                                                 --        (659,796)
 Accumulated deficit                                                                            (7,957,246)     (6,946,286)
                                                                                               ---------------------------
        Total stockholders'  (deficit) equity                                                      300,155         199,650
                                                                                               ---------------------------
        Total liabilities and stockholders'
          (deficit) equity                                                                     $ 2,427,214     $ 2,138,725
                                                                                               ===========================


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three
                                                         Months Ended
                                                         ------------
                                                           March 31,
                                                           ---------
                                                    2006               2005
                                                 (Unaudited -
                                                  Restated)        (Unaudited)
Revenues
  Software                                      $     41,377       $        286
   Less discount on software sales                   (15,348)                --
                                                -------------------------------
Total Revenues                                        26,029                286
                                                -------------------------------

Cost of Sales
  Software                                            20,179                 --
                                                -------------------------------
Total Cost of Sales                                   20,179                 --
                                                -------------------------------

Gross Profit                                           5,850                286
                                                -------------------------------

Operating expenses:
  Selling                                             92,225             41,040
  Web site costs                                      11,030             13,290
  General and administrative                         720,627            201,695
  Depreciation and amortization                       43,817             31,197
                                                -------------------------------
Total operating expenses                             867,699            287,222
                                                -------------------------------

Loss from operations                                (861,849)          (286,936)
                                                -------------------------------

Other Expenses
  Interest                                           120,277              3,004
  Interest - related party                            17,205              2,577
  Amortization of deferred financing costs            11,629                 --
                                                -------------------------------
Total other expenses                                 149,111              5,581
                                                -------------------------------

Net loss                                        $ (1,010,960)      $   (292,517)
                                                ===============================

Per share data:
  Loss per share - basic and diluted            $      (0.03)      $      (0.01)
                                                ===============================

Weighted average number of
  shares outstanding basic & diluted              37,174,273         26,801,275
                                                ===============================



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                    ---------------------------
                                                        2006             2005
                                                        ----             ----
                                                    (Unaudited -
                                                      Restated)      (Unaudited)

Cash flows from operating activities:
 Net loss                                           $(1,010,960)    ($  292,517)
                                                    ---------------------------
 Adjustments to reconcile net loss to net cash
   (used in) operating activities:
   Deferred revenue                                      (4,470)          1,094
   Waiver of officers' salaries                              --          37,500
   Stock and options issued for services                  8,653           1,360
   Compensatory element of stock options                223,846              --
Depreciation                                                352              --
Amortization of deferred financing costs                 11,629              --
Amortization of software development costs               27,231          31,196
Amortization of intangible assets                        16,232              --
Amortization of consulting fees                              --          12,735
Amortization of beneficial conversion feature            68,875
Amortization of debt discount                            26,234              --
Increase (decrease) in cash flows as a result of
   changes in asset and liability account balances:
 Accounts receivable                                     70,687             300
 Inventory                                              (87,132)             --
 Prepaid expenses                                        23,556          (1,555)
 Due to stockholders                                         --           3,771
 Accounts payable and accrued expenses                  116,142         100,815
                                                    ---------------------------
 Total adjustments                                      501,835         187,216
                                                    ---------------------------

Net cash used in operating activities                  (509,125)       (105,301)
                                                    ---------------------------

Cash flows from investing activities:
 Equipment purchases                                     (2,403)             --
 Capitalized software costs                            (127,166)             --
                                                    ---------------------------
Net cash used in investing activities                  (129,569)             --
                                                    ---------------------------


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)]


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                        ---------
                                                  2006            2005
                                                  ----            ----
                                              (Unaudited -
                                                Restated)     (Unaudited)

Cash flows from financing activities:
  Payment of due to stockholder                  (25,344)        110,577
  Payment of due to affiliates                      (368)             --
  Proceeds from notes payable                    887,000             550
  Loans Payable                                       --          (3,206)
  Payment of notes payable - bank                 (1,120)             --
  Deferred financing costs                       (93,260)             --
                                               ---------       ---------
Net cash provided by financing activities        766,908         107,921
                                               ---------       ---------

Net increase in cash                             128,214           2,620

Cash at beginning of period                      126,975           2,459
                                               ---------       ---------

Cash at end of period                          $ 255,189       $   5,079
                                               =========       =========

Supplemental Disclosure of cash flow
Information:

Cash payment made during the period
  Interest                                     $  24,858       $  12,979
                                               =========       =========

Supplemental Schedules of Noncash
 Investing and Financing Activities:

 Stockholder loans converted to
  common stock                                 $ 180,000       $      --
                                               =========       =========

 Officers' salaries waived                     $      --       $  37,500
                                               =========       =========



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2006

NOTE 1 - PLAN OF ORGANIZATION.

      Presentation of Financial Statements:

      The Company's business consists principally of the sale and distribution of family software and imaging products.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,010,960 and $292,517 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company has negative working capital of $785,907 and an accumulated deficit of $7,957,246, respectively.

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

NOTE 2 - RESTATEMENT OF MARCH 31, 2006 FINANCIAL RESULTS:

      The Company's consolidated financial statements for the three months ended March 31, 2006 have been restated to reflect the correction of excess amortization taken in error on the beneficial conversion feature of the Company's notes payable as well as an error in volatility rate used in the valuation of employee stock options. The impact of the restatement was to increase the discount on notes payable by $510,832, thereby affecting a decrease in net notes payable by $510,832, increase paid in capital by $216,297, and decrease accumulated deficit by $294,535 as of March 31, 2006. The restatement decreases previously reported interest expense by $416,767 and increases general and administrative expenses by $122,232 for the three months ended March 31, 2006. The impact on net loss was a decrease of $294,535, from $1,305,495 to $1,010,960 or $0.01 loss per share from $0.04 to $0.03 for the three months ended March 31, 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

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


NOTE 4 - EMPLOYEE STOCK COMPENSATION

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

      As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $223,000 which has been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on its' net deferred tax asset. There was no stock compensation expense for employee options recorded under APB No. 25 in the Consolidated Statements of Operations for the three months ended March 31, 2005.

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

      ACCOUNTING FOR NON-EMPLOYEE AWARDS:
      The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

      Stock compensation expense related to non-employee options was approximately $36,000 and $1,360 for the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

      PRO FORMA INFORMATION UNDER SFAS NO. 123 FOR PERIODS PRIOR TO ADOPTION OF FAS 123 ( R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                  March 31, 2005

Net loss attributable to common stockholders, as reported          $ (292,517)
Add: Stock-based compensation included in reported net loss                 0
Deduct:  Total stock based compensation  expense determined
under the fair  value  based  method for all awards (no tax
effect)                                                               (47,262)

Pro forma net loss attributable to common stockholders             $ (339,779)
Net loss per share:
Basic and diluted loss per share - as reported                         ($0.01)
Basic and diluted loss per share - pro forma                           ($0.01)

      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:


                                                   Three Months Ended
                                                     March 31, 2005
                        Expected term (in years)            5
                                                    105.38% - 110.00%
                        Expected volatility
                        Expected dividend yield             0%
                        Risk-free interest rate       4.14% - 6.0%


      There were no employee stock options granted in the three months ended March 31, 2006 and 2005. The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.


                                                Weighted   Weighted
                                                Average    Average
                                                Exercise   Remaining   Aggregate
                                    Number      Price      Contractual Intrinsic
         Stock Options              of Shares   per Share  Term        Value
         -------------              ---------   ---------  ----        -----
 Outstanding at January 1, 2006     8,323,090    $ 0.28   3.8170    $1,664,618
                                                 ======
    Granted                                 0         0
    Exercised                               0         0
    Forfeited/expired                       0         0
                                    ---------
 Outstanding at March 31, 2006      8,323,090    $ 0.28   3.8170    $1,914,311
                                                 ======
 Exercisable at March 31, 2006      4,237,257    $ 0.31   3.6350    $  847,451
                                                 ======


      As of March 31, 2006, there was $802,188 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.


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

                                                        For the
                                                  Three Months Ended
                                                  ------------------
                                                       March 31,
                                                       ---------
                                                         2005
                                                         ----
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

      For the three months ending March 31, 2006, the Company raised a gross amount of $887,000 from the current offering. The warrant value was $287,580 and was recorded as a discount to the notes. A total amount of $26,234 was accreted as interest expense during the three months ended March 31, 2006. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $411,384. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the three months ending March 31, 2006, an aggregate of $68,875 was charged to interest expense which included $49,204 of unamortized beneficial conversion from December 31, 2005.

      As reflected on the balance sheet at March 31, 2006 and December 31, 2005, the note value, net of discount, was $780,810 and $497,667, respectively.

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

      For the three months ended March 31, 2005, $37,500 in salaries was waived by Mr. Bozsnyak and Debbie Seaman, the Company's former President. Operations were charged with a corresponding increase to additional paid-in capital. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

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


NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

      Accounts payable and accrued expenses consist of the following at:

                                                     March 31,   December 31,
                                                       2006        2005
                                                     --------    --------
      Professional fees                              $ 95,429    $ 71,567
      Interest on notes payable - Bank                    416         465
      Consultants                                      30,056      14,226
      Accrued Payroll other & payroll taxes            52,832     146,073
      Trade Payables                                  263,591      93,851
                                                     --------    --------
                                                     $442,324    $326,182
                                                     ========    ========

NOTE 13 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit at March 31, 2006. At March 31, 2006, the Company had a cumulative net operating loss available to reduce future taxable income amounting to approximately $7,900,000. These losses expire in various years through 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $3,000,000 have been fully reserved.

                     -----------------------------------------------------------
                                  For the Three Months Ended March 31,
                                  2006                            2005
                     -----------------------------------------------------------
Loss before
income taxes         ($1,010,960)                     ($ 293,000)
Expected             ===========                     ===========
statutory tax
benefits                 343,726)          34.0%        ($99,620)          34.0%
Nondeductible
expenses                  20,219            2.0%           7,300            2.0%
Net operating
loss valuation
reserve                  323,507           29.0%          92,320           29.0%
                     -----------     ----------      -----------     ----------
Total tax benefit    $        --            0.0%     $        --            0.0%
                     -----------     ==========      ===========     ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-QSB.

Restatement

      The Company's consolidated financial statements for the three months ended March 31, 2006 have been restated to reflect the correction of excess amortization taken in error on the beneficial conversion feature of the Company's notes payable as well as an error in volatility rate used in the valuation of employee stock options. The impact of the restatement was to increase the discount on notes payable by $510,832, thereby affecting a decrease in net notes payable by $510,832, increase paid in capital by $216,297, and decrease accumulated deficit by $294,535 as of March 31, 2006.

      The restatement decreases previously reported interest expense by $416,767 and increases general and administrative expenses by $122,232 for the three months ended March 31, 2006. The impact on net loss was a decrease of $294,535, from $1,305,495 to $1,010,960 or $0.01 loss per share from $0.04 to $0.03 for the three months ended March 31, 2006.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,010,960 and $292,517 for the three months ended March 31, 2006 and 2005. In addition, the Company has negative working capital of $785,907 and an accumulated deficit of $7,957,227, respectively.

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

      During the first quarter of 2006, the Company had revenues of $26,029, net of discount, from sales of software products. The cost of these sales totaled $20,179. Gross profit was $5,850. The Company's net loss was $ 1,010,960, of which $861,849 was the loss from operations.

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

      Contributing factors to the Company's loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $528,448 and $80,972 for the three months ended March 31, 2006 and 2005, respectively, an increase of $447,476. Approximately $175,000 of this increase reflects costs associated with the signing of three employment contracts in the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. Additionally, approximately $223,000 is attributable to the Company's adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met.

      Selling expenses increased by approximately $51,000 from the comparable period of the prior year as a result of increased activity surrounding the launch of the Company's Sentry line of software products.

      Interest expense for the periods ending March 31, 2006 and 2005 was $120,277 and $3,004, respectively, an increase of $117,273. This increase in interest expense is a result of the Company paying interest on the convertible notes and recognizing amortization of the beneficial conversion feature and the value of the warrants. There was no similar activity in the first quarter of 2005. Additionally, amortization expense from deferred financing costs totaled $11,629 for the three months ended March 31, 2006 which was absent in the first quarter of 2005. Interest expense from related parties increased by $14,628 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans.

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


SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)


By: ____________________________________
    John Caruso, Chief Financial Officer


Date: August 15, 2006