Form 10QSB
period 2006-06-30
SEARCHHELP INC
filed 2006-08-18
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                        Commission file number 001-31590

                                SearchHelp, Inc.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                 11-3621755
                ---------                                ----------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


   6800 Jericho Turnpike, Suite 208E,
            Syosset, New York                              11791
            -----------------                              -----
(Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code (516) 922-4765
                                                         --------------

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The outstanding number of the issuer's common stock, par value $.0001, as of August 17, 2006 is 37,704,308 shares

Transitional Small Business Disclosure Format (Check one):  Yes __ No  X

                        SEARCHHELP, INC. AND SUBSIDIARIES

                                    I N D E X


                                                                                Page No.
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
        Consolidated Balance Sheets as at June 30, 2006 (Unaudited) and
           December 31, 2005                                                       2-3

        Consolidated Statements of Operations
           For the Six and Three months ended June 30, 2006 and 2005 (Unaudited)    4

        Consolidated Statements of Cash Flows
           For the Six months ended June 30, 2006, and 2005 (Unaudited)            5-6

        Notes to Consolidated Financial Statements (Unaudited)                    7-15

ITEM 2 - Management's Discussion and Analysis or Plan of Operation               16-21

ITEM 3 - Controls and Procedures                                                   21

PART II:

   Item 1 - Legal Proceedings                                                      22
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds            22
   Item 3 - Defaults upon Senior Securities
                                                                                   23
   Item 4 - Submission of Matters to A Vote of Securities Holders                  23
   Item 5 - Other Information                                                      23
   Item 6 - Exhibits                                                               23
   Signature Page                                                                  24

                       SEARCHHELP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                          June 30,   December 31,
                                                                                         ----------   ----------
                                                                                            2006         2005
                                                                                         ----------   ----------
                                                                                         (Unaudited)
Current assets:
  Cash                                                                                   $  335,715   $  126,975
  Accounts receivable less allowance for doubtful accounts of $37,955 at 2006 and 2005       62,818      153,614
  Inventory                                                                                 132,992       29,904
  Prepaid expenses                                                                           32,335       78,746
                                                                                         ----------   ----------
        Total current assets                                                                563,860      389,239
                                                                                         ----------   ----------

Property and equipment - net                                                                  7,038        1,283
                                                                                         ----------   ----------

Other assets:
  Software development costs, less accumulated
    amortization of $533,488 and $431,087, respectively                                     659,677      566,256
 Amortizable intangible assets, less accumulated
    amortization of $73,603 and $41,136, respectively                                       559,899      592,364
  Deferred finance costs, less amortization of $36,681 and $6,853, respectively             152,638       47,347
  Goodwill                                                                                  536,081      536,081
  Security deposit                                                                           13,454        6,155
                                                                                         ----------   ----------

        Total other assets                                                                1,921,749    1,748,203
                                                                                         ----------   ----------

        Total assets                                                                     $2,492,647   $2,138,725
                                                                                         ==========   ==========



                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                               June 30,      December 31,
                                                                                              -----------    -----------
                                                                                                 2006            2005
                                                                                              -----------    -----------
                                                                                              (Unaudited)
Current liabilities:
  Note payable - bank                                                                         $    39,697    $    50,000
  Current portion of long term debt                                                                  --           50,000
  Due to stockholders                                                                             723,148        899,499
  Due to affilates                                                                                 60,480         61,257
  Deferred revenue, net of discount of $0 and $2,973, respectively                                   --            4,470
  Accounts payable and accrued expenses                                                           203,893        326,182
                                                                                              -----------    -----------
        Total current liabilities                                                               1,027,218      1,391,408

Other liabilities:
  Note payable - Private Placements, net of discount of $988,263 and $125,333, respectively     1,451,737        497,667
  Other                                                                                              --           50,000
                                                                                              -----------    -----------
        Total other liabilities                                                                 1,451,737        547,667
                                                                                              -----------    -----------

Commitments and contingencies

Stockholders' equity
  Common stock - $.0001 par value
    Authorized  - 250,000,000 shares
    Issued and outstanding -37,704,308 and 37,022,556
    shares, respectively                                                                            3,770          3,702
  Additional paid-in capital                                                                    8,882,947      7,802,030
  Deferred compensation                                                                              --         (659,796)
 Accumulated deficit                                                                           (8,873,025)    (6,946,286)
                                                                                              -----------    -----------
        Total stockholders'  equity                                                                13,692        199,650
                                                                                              -----------    -----------
        Total liabilities and stockholders'
          equity                                                                              $ 2,492,647    $ 2,138,725
                                                                                              ===========    ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Six                  For the Three
                                                    Months Ended                  Months Ended
                                                    ------------                  ------------
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                 2006           2005             2006           2005
                                             (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Revenues
  Imaging                                    $     11,181    $    159,314    $     11,181    $    159,028
  Software                                         84,956            --            43,579            --
   Less discount on sales                         (47,254)           --           (31,906)           --
                                             ------------    ------------    ------------    ------------
Total Revenues                                     48,883         159,314          22,854         159,028
                                             ------------    ------------    ------------    ------------

Cost of Sales
  Imaging                                             226         145,751             226         145,751
  Software                                         30,483            --            10,304            --
                                             ------------    ------------    ------------    ------------
Total Cost of Sales                                30,709         145,751          10,530         145,751
                                             ------------    ------------    ------------    ------------

Gross Profit                                       18,174          13,563          12,324          13,277
                                             ------------    ------------    ------------    ------------

Operating expenses:
  Selling                                         126,256         109,306          34,031          68,266
  Web site costs                                   21,106          22,849          10,075           9,559
  General and administrative                    1,423,441         452,521         702,772         250,826
  Depreciation and amortization                   135,687          62,545          91,871          31,348
                                             ------------    ------------    ------------    ------------
Total operating expenses                        1,706,490         647,221         838,749         359,999
                                             ------------    ------------    ------------    ------------

Loss from operations                           (1,688,316)       (633,658)       (826,425)       (346,722)
                                             ------------    ------------    ------------    ------------

Other Expenses (Income)
  Interest                                        294,821          16,033         174,544          10,452
  Interest - related party                         31,970            --            14,765            --
  Write off of liability per settlement          (100,000)           --          (100,000)           --
  Other income                                    (10,664)         (1,461)        (10,622)         (1,461)
  Amortization of deferred financing costs         29,828            --            18,199            --
                                             ------------    ------------    ------------    ------------
Total other expenses                              245,955          14,572          96,886           8,991
                                             ------------    ------------    ------------    ------------
Net loss                                     $ (1,934,271)   $   (648,230)   $   (923,311)   $   (355,713)
                                             ============    ============    ============    ============

Per share data:
  Loss per share - basic and diluted         $      (0.05)   $      (0.02)   $      (0.02)   $      (0.01)
                                             ============    ============    ============    ============

Weighted average number of
  shares outstanding basic & diluted           37,430,674      29,255,420      37,684,257      30,017,341
                                             ============    ============    ============    ============

                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Six
                                                         Months Ended
                                                            June 30,
                                                            --------
                                                       2006           2005
                                                       ----           ----
                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
Net loss                                           $(1,934,271)   $  (648,230)
                                                   -----------    -----------
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
Deferred revenue                                        (4,470)         3,185
  Waiver of officers' salaries                            --           49,222
  Stock and options issued for services                 69,659        103,321
  Writeoff of liability per settlement                (100,000)          --
  Compensatory element of stock options                417,853          2,720
Depreciation                                               819            303
Amortization of deferred financing costs                29,828           --
Amortization of software development costs             102,401         62,241
Amortization of intangible assets                       32,467           --
Amortization of beneficial conversion feature          129,905
Amortization of debt discount                           87,965           --
Amortization of deferred compensation                     --           32,222
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
   Accounts receivable                                  90,796         59,459
   Inventory                                          (103,088)       (30,900)
   Prepaid expenses                                     46,411         33,071
   Security Deposit                                     (7,299)          --
   Accounts payable and accrued expenses              (122,290)       303,722
                                                   -----------    -----------
Total adjustments                                      670,957        618,566
                                                   -----------    -----------

Net cash used in operating activities               (1,263,314)       (29,664)
                                                   -----------    -----------
Cash flows from investing activities:
Equipment purchases                                     (6,574)          --
    Acquisition expenses less cash acquired               --          (23,326)
Capitalized software costs                            (195,822)          --
                                                   ===========    ===========
Net cash used in investing activities                 (202,396)       (23,326)
                                                   ===========    ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                           For the Six
                                                           Months Ended
                                                              June 30,
                                                              --------
                                                        2006           2005
                                                        ----           ----
                                                     (Unaudited)    (Unaudited)

Cash flows from financing activities:
  Net borrowings from stockholder                         3,650        155,874
  Payment of due to affiliates                             (777)       (20,530)
  Proceeds from notes payable                         1,817,000        215,024
  Loans Payable                                            --          (11,083)
  Payment of notes payable - bank                       (10,303)           550
  Deferred financing costs                             (135,119)          --
                                                    -----------    -----------
Net cash provided by financing activities             1,674,451        339,835
                                                    -----------    -----------
Net increase in cash                                    208,741        286,845

Cash at beginning of period                             126,975          2,459
                                                    -----------    -----------
Cash at end of period                               $   335,715    $   289,304
                                                    ===========    ===========
Supplemental Disclosure of cash flow information:

Cash payment made during the period - Interest      $    76,909    $     9,004
                                                    ===========    ===========
Supplemental Schedules of Noncash Investing and Financing Activities:

 Stockholder loans converted to common stock        $   180,000    $      --
                                                    ===========    ===========
Common stock and options issued for services        $    69,659    $   103,321
                                                    ===========    ===========

Discount related to note payable - warrant value and
beneficial conversion feature                       $ 1,073,269    $      --
                                                    ===========    ===========
The company purchased all the capital
stock of E-top-Pics, Inc. as of June 8, 2005.
In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of Assets Acquired                             --       $ 1,792,972
Common stock issued for capital stock                     --        (1,000,000)
Acquisition related expenses                              --           (61,678)
                                                    -----------    -----------
Liabilities assumed                                 $      --      $   731,294
                                                    ===========    ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006


NOTE 1 - PLAN OF ORGANIZATION.

      Presentation of Financial Statements:

      The Company's business consists principally of the sale and distribution of family software and imaging products.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,934,271 and $648,230 for the six months ended June 30, 2006 and 2005, respectively. In addition, the Company has negative working capital of $463,358 and an accumulated deficit of $8,873,025 at June 30, 2006.

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

      If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. In July 2005, management began a private placement to raise additional funds by issuing convertible notes with an attached warrant. On December 8, 2005, the Company closed this offering and commenced a new one on December 19, 2005, offering the same securities on substantially the same terms as the prior offering. This offering gave a placement agent an exclusive 45 day period to sell the offering. The commission charged on the second offering decreased from 10% to 8%. As of December 31, 2005, the Company raised a gross amount of $623,000 by soliciting accredited investors from both offerings. For the six months ended June 30, 2006, the Company raised a gross amount of $1,817,000 and an additional $325,000 through August 4, 2006.

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

      As a result of the adoption of FAS 123 (R), the Company's results for the six months ended June 30, 2006 include share-based compensation expense totaling $345,645 which has been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on its' net deferred tax asset. A total of $32,222 of stock compensation expense for employee options was recorded under APB No. 25 in the Consolidated Statements of Operations for the six months ended June 30, 2005.

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

      Accounting for Non-employee Awards: The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to utilize the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

      Stock compensation expense related to non-employee options was approximately $72,200 and $2,700 for the six months ended June 30, 2006, and 2005, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

      Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                             For the six          For the three
                                                             months ended         months ended
                                                             June 30, 2005        June 30, 2005
Net loss attributable to common stockholders, as reported      $(648,230)          $(355,713)
Add: Stock-based compensation included in reported net loss       32,222              32,222
Deduct:  Total stock based  compensation  expense determined under the fair  value  based  method  for all awards (no tax
effect)                                                          (47,400)            (47,400)

Pro forma net loss attributable to common stockholders         $(663,408)          $(370,891)

Net loss per share:
Basic and diluted loss per share - as reported                 ($   0.02)          ($   0.01)
Basic and diluted loss per share - pro forma                   ($   0.02)          ($   0.01)


      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

----------------------------- ----------------------- ------------------------
                                      For the
                                        six                For the three
                                   months ended            months ended
                                  June 30, 2005            June 30, 2005
----------------------------- ----------------------- ------------------------
 Expected term (in years)               5                        5
----------------------------- ----------------------- ------------------------
 Expected volatility            105.38% - 112.67%        106.20% - 112.67%
----------------------------- ----------------------- ------------------------
 Expected dividend yield                0%                       0%
----------------------------- ----------------------- ------------------------
 Risk-free interest rate        3.730%  - 3.970%          3.730% - 3.970%
----------------------------- ----------------------- ------------------------

      There were 900,000 and 5,920,000 employee stock options granted in the six months ended June 30, 2006 and 2005, respectively. The following table represents our stock options granted, exercised, and forfeited during the first half of 2006.

                                                  Weighted        Weighted
                                                  Average          Average
                                                  Exercise        Remaining       Aggregate
                                   Number          Price         Contractual      Intrinsic
  Stock Options                   of Shares      per Share          Term            Value
  -------------                   ---------      ---------          ----            -----
Outstanding at January 1, 2006     8,323,090        $0.28           3.8170        $1,664,618
                                                    =====
   Granted                           900,000        $0.38           4.8333           342,000
                                                    =====
   Exercised                          0               0
   Forfeited/expired                  0               0
                               ----------------
Outstanding at June 30, 2006       9,223,090        $0.29            3.692        $2,006,618
                                                    =====
Exercisable at June 30, 2006       6,017,048        $0.29            3.514        $1,717,394
                                                    =====

      The fair value of the 900,000 employee stock options granted in the six months ended June 30, 2006 was $252,000. As of June 30, 2006, there was $861,199 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - ACQUISTION OF E-TOP-PICS, INC.

      SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc. ("ETP"), pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which is the aggregate fair value of 4 million shares at $0.25 per share. Including $79,274 for accounting and legal expenses directly related to the acquisition, the total purchase price was $1,079,274. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $633,500 and goodwill of $536,081. During the six months ended June 30, 2006, amortization expense of $32,467 was charged.

      The following unaudited pro forma financial information for the six and three months ended June 30, 2005 presents the combined results of operations of the Company and ETP as if the acquisition had occurred at January 1, 2005, the date of earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of ETP from January 1, 2005 through June 30, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations.

                                  --------------------------- ------------------------------
                                   For the Six Months Ended    For the Three Months Ended
                                           June 30,                     June 30,
                                             2005                         2005
                                             ----                         ----
Revenues                                   $606,283                     $558,816
Net Loss                                   (660,250)                    (152,264)
Loss per share - basic and
diluted                                    $ (0.02)                      $(0.01)

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

NOTE 6 - SOFTWARE DEVELOPMENT COSTS.

      In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, capitalized costs of $1,193,165. The Company is amortizing these costs over their estimated useful lives of three years. For the six months ending June 30, 2006, the Company capitalized $195,822 and amortization expense of $102,401 was charged.

NOTE 7 -   NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. At June 30, 2006 and December 31, 2005, $39,697 and $50,000 of the line has been utilized, respectively. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.25% at June 30, 2006). Interest of $2,431 and $483 was charged to operations for the six months ended June 30, 2006 and 2005, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $29,000 at June 30, 2006.

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

      For the six months ending June 30, 2006, the Company raised a gross amount of $1,817,000 from the current offering. The warrant value was $507,580 and was recorded as a discount to the notes. A total amount of $87,965 was accreted as interest expense during the six months ended June 30, 2006. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $ 565,689. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the six months ending June 30, 2006, an aggregate of $129,905 was charged to interest expense which included $49,204 of unamortized beneficial conversion from December 31, 2005.

      As reflected on the balance sheet at June 30, 2006 and December 31, 2005, the note value, net of discount, was $1,451,737 and $497,667, respectively.

      For the period from July 1, 2006 to August 8, 2006, the Company had raised an additional gross amount of $325,000 and the total raised from these private placements aggregated gross proceeds of $2,765,000.

NOTE 9 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

      (a) Due to stockholders

      At June 30, 2006 and December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amount of $574,500 and $754,500, respectively, for working capital advances made to the Company. For the six months ended June 30, 2006 and 2005, interest expense was charged in the amounts of $31,970 and $2,577 respectively. On March 10, 2006, Mr. Bozsnyak converted $180,000 of loans into 600,000 restricted shares of the Company's common stock. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender under the revolving line of credit described in Note 7. At June 30, 2006, $52,673 in accrued interest was due to Mr. Bozsnyak.

      At June 30, 2006 and December 31, 2005, $87,639 was owed for salaries waived by Mr. Bozsnyak and Debbie Seaman, the Company's former President. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

      The Company also owed Mr. Bozsnyak $175 and $39,481 in accounts payable as of June 30, 2006 and December 31, 2005, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at June 30, 2006, Brian O'Connor, a shareholder and director, is owed $1,136 for travel expenses incurred on behalf of the Company. The Company owed Joseph Carrizzo, a shareholder and President of the Company, $1,128 for unreimbursed expenses, at December 31, 2005. The Company's former securities counsel, a shareholder, is owed $4,476 as of June 30, 2006, and $ 13,976 at December 31, 2005 for unpaid legal services.

      As of June 30, 2006 and December 31, 2005, the Company owed $7,025 and $2,775, respectively, to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

      (b) Due to affiliates

      The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of June 30, 2006 and December 31, 2005, the Company owed one of these affiliates $60,480 and $61,257, respectively.

      (c) Due from affiliate

      The Company outsourced the management of ETP's sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of June 30, 2006 and December 31, 2005, this entity owed the Company $37,955, which has been fully reserved as uncollectible. This license agreement expired on December 31, 2005 and was not renewed.

NOTE 10 -    LICENSING AGREEMENTS WITH FUJI PHOTO USA

      On September 27, 2005, the Company's wholly owned subsidiary ETP, signed a supply agreement with Fuji Photo Film, USA, Inc. ("Fuji") to purchase Instax film and cameras. The contract term was for two years. ETP was obligated to purchase 1.8 million packs of film and 180,000 cameras during the first year of the agreement. ETP was obligated to purchase 4.3 million packs of film and 430,000 Instax cameras by September 30, 2007. This agreement could be terminated by either party prior to the expiration date by written notice.

      Early in 2006, ETP determined that the pricing structure under the September 27, 2005 agreement was uneconomical under current market conditions for ETP to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provided certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of ETP met with Fuji in March 2006, to begin such negotiations. After several months of discussions with Fuji concerning the pricing of the imaging products to be supplied under the agreement, the parties were unable to agree on mutually acceptable pricing for such products. ETP submitted a notice of termination that became final on July 14, 2006, subsequent to the balance sheet date.

      The termination of the Supply Agreement means that ETP will not be required to meet the minimum purchase quantities specified in the agreement, but ETP is obligated by the terms of the agreement to consummate the purchase of products ordered prior to termination. ETP and Fuji are continuing their discussions concerning the disposition of such products. Management believes that these discussions will result in pricing terms that will enable ETP to liquidate the inventory without having a material adverse effect on the Company's financial statements.

NOTE 11 - INCOME TAXES.

      The Company does not have any currently payable or deferred federal or local tax benefit at June 30, 2006. At June 30, 2006, the Company had a cumulative net operating loss available to reduce future taxable income amounting to approximately $8,800,000. These losses expire in various years through 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $3,300,000 has been fully reserved.

                               For the Six Months Ended  June 30,
                            2006                              2005
                            ----                              ----
      Loss before
      income taxes      $(1,934,000)                       $(648,000)
                        ============                       ==========
      Expected
      statutory tax
      benefits            $(657,560)    (34.0%) $(220,320)    (34.0%)
      Nondeductible
      expenses               38,680       2.0%     12,960       2.0%
      Net operating
      loss valuation
      reserve               618,880      32.0%    207,360      32.0%
                          ---------      ----   ---------      ----
      Total tax benefit   $    --         0.0%  $    --         0.0%
                          =========      ====   =========      ====


NOTE 12 -    EQUITY TRANSACTIONS.

      On March 6, 2006, the Company issued 17,483 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.55, less an approximate 10% discount (due to the restriction) or at $0.495 per share. A total of $8,653 was charged to operations with a corresponding credit to additional paid in capital.

      On March 10, 2006, the Company issued 600,000 restricted common shares to the CEO in satisfaction of loans made to the Company of $180,000. These shares were valued at the fair market value of $0.45, less an approximate 33% discount (due to the restriction) or at $0.30 per share. An entry was made to reduce loans payable to shareholder for $180,000 with a corresponding credit to common stock and additional paid in capital.

      On April 7, 2006, the Company issued 38,366 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.45, less an approximate 10% discount (due to the restriction) or at $0.405 per share. A total of $15,538 was charged to operations with a corresponding credit to additional paid in capital.

      On May 5, 2006, the Company issued 5,608 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.40, less an approximate 10% discount (due to the restriction) or at $0.36 per share. A total of $2,019 was charged to operations with a corresponding credit to additional paid in capital.

      On June 6, 2006, the Company issued 20,295 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.40, less an approximate 10% discount (due to the restriction) or at $0.36 per share. A total of $7,306 was charged to operations with a corresponding credit to additional paid in capital.


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

      On May 2, 2006, a warrant was issued to an executive recruiter to acquire 40,244 shares of the Company's common stock at $0.41 per share exercisable for five years as part of the compensation for services rendered in connection with the Company's recruitment efforts. These shares were valued by using the fair value of goods or services received. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

      On May 23, 2006, a warrant was issued to a placement agent to acquire 85,400 common shares at $0.50 per share exercisable for three years as part of the compensation for services rendered in the Company's private placement of its securities in the December 19, 2005 private placement. A total of $19,642, the fair value of warrant at the date of issue, was capitalized as deferred financing costs with a corresponding credit to additional paid in capital. This amount is being accreted over the remaining life of the notes associated with the placement agent using the straight line method. For the six months ending June 30, 2006, an aggregate of $1,473 was charged to amortization expense.

      For the six months ended June 30, 2006, no warrants were exercised.

NOTE 13- COMMITMENTS AND CONTINGENCIES.

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

      On July 14, 2006 the Company executed a Settlement Agreement (the "2006 Settlement Agreement") with BNC and ECT that clarified certain terms and conditions pertaining to the Participation Agreement and the related Settlement Agreement that resolved the lawsuit.

      Pursuant to the 2006 Settlement Agreement, the Company is relieved of its $100,000 payment obligation to BNC. Instead, BNC will withhold the first $100,000 in participatory interest otherwise due to Company. Furthermore, the 2006 Settlement Agreement limits the number of shares of the common stock of Company that BNC may sell in any calendar week until all of the remaining shares have been sold.

      (b) Leases:

      The Company signed a new operating lease for its corporate office space beginning July 31, 2006. The lease has a term of five years and two months and expires on September 30 2011. The following is a schedule by year of future minimum rental payments required under the lease agreement:


                        Year ending               Amount
                     December 31, 2006           $13,739
                     December 31, 2007           $51,886
                     December 31, 2008           $53,506
                     December 31, 2009           $55,182
                     December 31, 2010           $56,917
                     December 31, 2011           $43,768


      (c) New Employment Contract:

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

NOTE 14 - SUBSEQUENT EVENTS

      On July 12, 2006 the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of approximately $21,000 of communications equipment related to the Company's corporate office space. The loan has a five year term and an interest rate of 8.15% per annum.

      On July 14, 2006, the Supply Agreement, dated as of September 27, 2005, between the Company's wholly owned subsidiary ETP and Fuji was terminated (see Note 10).

      On July 14, 2006 the Company executed a Settlement Agreement (the "2006 Settlement Agreement") with BNC and ECT that clarified certain terms and conditions pertaining to the Participation Agreement and the related Settlement Agreement. The 2006 Settlement Agreement resolves the lawsuit between the Company and BNC and ECT (see Note 13).

      On July 17, 2006 the Company entered into an equipment lease agreement with Citicorp Vendor Finance for the purchase of approximately $87,000 of computer equipment related to the Company's products. The lease has a five year term and a $1 purchase option. The Company will account for this obligation as a capital lease.

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

         The Company conducted a "soft launch" of its Sentry At Home software in CompUSA stores during November and December 2005 to validate its packaging and pricing which have been well received. As a result, the Company is currently shipping all three of its Sentry software products to national retailers, including CompUSA, Fry's Electronics, Office Max and Meijer, on both a consignment and net sale basis. In addition, the Company is currently in discussions with several major US retailers to carry its software products on a net sale basis.

         The Company is aggressively seeking opportunities in the media to spotlight its products and services. On June 1, 2006, the Company engaged The Dilenschneider Group, a public relations consulting firm specializing in strategic corporate counseling with locations in New York and Chicago, to advise management on public relations and implement a media relations effort targeting business and trade press. Through their efforts, we have begun to secure several interviews and articles in the general and trade media as well as product reviews and awards for our Sentry software products.

         On May 2, 2006, our Sentry Predator Locator product won a "LISA" award, sponsored annually by LISTnet, the Long Island Software & Technology Network, as one of Long Island's top software products of 2006. On August 8, 2006, our Sentry Remote product was named an "Outstanding Product" in iParenting Media's annual competition for notable new products serving the needs of parents. Additionally, our entire Sentry line of products will be featured on PTG TV's (www.ptgtv.com) "Pulse on America" series. The segment will appear in select nationwide markets on the ABC Family Network and regionally on CNN's Headline News network throughout the remainder of the year.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,934,271 and $648,230 for the six months ended June 30, 2006 and 2005, respectively. In addition, the Company has negative working capital of $463,358 and an accumulated deficit of $8,873,025, at June 30, 2006.

         These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety and well being. The Company has been successful in raising financing from equity transactions. During the first half of 2006, the Company raised $1,817,000 from the private placement of convertible notes and warrants. For the period from July 1, 2006 to August 8, 2006, the Company had raised an additional gross amount of $325,000 and the total raised from these private placements aggregated gross proceeds of $2,765,000.

Results of Operations

Overview of the Six and Three Months Ended June 30, 2006

     During the first half of 2006, the Company continued to focus on six primary operating priorities:

     o Final Product Design and Delivery. The Company continues to validate the packaging and pricing for its Sentry line of software products and has worked closely with retailers to design several forms of packaging to effectively deliver its products into the marketplace. The Company is currently shipping all three of it Sentry software products to national retailers on both a consignment and net sale basis.
     o Establish and Enhance Sales and Distribution Channels. The Company has aggressively pursued distribution and sales agreements to gain access to retailers and is currently in discussions with several major US retailers to carry its software products. We have begun to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations.

     o Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations; therefore, the Company has funded its operations by issuing notes and by the sale of common stock. Management has determined that the Company will require additional capital in order to fully exploit the growing market for its products and services. During the first half of 2006, the Company raised $1,817,000 from the private placement of convertible notes and warrants. See - Liquidity and Capital Resources.

Comparison of the Results for the Three Months Ended June 30, 2006 and 2005

     During the three months ending June 30, 2006, the Company had revenues of $22,854, net of discount, from sales of software and imaging products. The cost of these sales totaled $10,530. Gross profit was $12,324. The Company's net loss was $ 923,311, of which $826,425 was the loss from operations.

     Revenue for the three months ending June 30, 2006 and 2005 was $22,854 and $159,028, respectively, a decrease of $136,174. During the three months ending June 30, 2006, the Company did not enjoy the benefit of revenue attributable to its sales of imaging products, as it had since the acquisition of ETP in mid-2005. Due to pricing concerns in the marketplace, ETP has been in discussions with Fuji for several months concerning the pricing of the imaging products to be supplied under a Supply Agreement dated as of September 27, 2005. Because the parties were unable to agree on mutually acceptable pricing for such products, ETP submitted a notice of termination that became final on July 14, 2006 (see Note 10 to the Notes to the Consolidated Financial Statements). Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business.

     Factors contributing to the Company's loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $469,286 and $193,248 for the three months ended June 30, 2006 and 2005, respectively, an increase of $276,038. Approximately $200,000 of this increase reflects costs associated with the signing of five employment contracts since the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. An additional $25,988 is attributable to the Company's adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met.

     Selling expenses decreased by approximately $34,000 for the three months ended June 30, 2006 from the comparable period of the prior year as a result of the elimination of contract sales staff after the acquisition of ETP in June 2005.

     Interest expense for the three months ending June 30, 2006 and 2005 was $174,544 and $10,452, respectively, an increase of $164,092. This increase in interest expense is a result of the Company paying interest on the convertible notes and recognizing amortization of the beneficial conversion feature and the discount related to the value of the warrants. There was no similar activity during the three months ending June 30, 2005. Additionally, amortization expense from deferred financing costs totaled $18,199 for the three months ended June 30, 2006 which was absent in the three months ended June 30, 2005. Interest expense from related parties increased by $14,765 for the three months ended June 30, 2006 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans.

Comparison of the Results for the Six Months Ended June 30, 2006 and 2005

     During the six months ending June 30, 2006, the Company had revenues of $48,883, net of discount, from sales of software and imaging products. The cost of these sales totaled $30,709. Gross profit was $18,174. The Company's net loss was $ 1,934,271, of which $1,688,316 was the loss from operations.

     Revenue for the three months ending June 30, 2006 and 2005 was $48,883 and $159,314, respectively, a decrease of $110,431. During the first half of 2006, the Company did not enjoy the benefit of revenue attributable to its sales of imaging products, as it had since the acquisition of ETP in mid-2005. Due to pricing concerns in the marketplace, ETP has been in discussions with Fuji for several months concerning the pricing of the imaging products to be supplied under a Supply Agreement dated as of September 27, 2005. Because the parties were unable to agree on mutually acceptable pricing for such products, ETP submitted a notice of termination that became final on July 14, 2006 (see Note 10 to the Notes to the Consolidated Financial Statements). Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business.

     Factors contributing to the Company's loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $997,734 and $397,273 for the six months ended June 30, 2006 and 2005, respectively, an increase of $600,461. Approximately $302,000 of this increase reflects costs associated with the signing of five employment contracts since the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. An additional $248,000 is attributable to the Company's adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met.

     Selling expenses increased by approximately $17,000 for the six months ended June 30, 2006 from the comparable period of the prior year as a result of increased activity surrounding the launch of the Company's Sentry line of software products.

     Interest expense for the six months ending June 30, 2006 and 2005 was $294,821 and $16,033, respectively, an increase of $278,788. This increase in interest expense is a result of the Company paying interest on the convertible notes and recognizing amortization of the beneficial conversion feature and the discount related to the value of the warrants. There was no similar activity in the first half of 2005. Additionally, amortization expense from deferred financing costs totaled $29,828 for the six months ended June 30, 2006 which was absent in the first half of 2005. Interest expense from related parties increased by $31,970 for the six months ended June 30, 2006 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans.

Liquidity and Capital Resources

         The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.

         Since inception, the Company has not generated any significant cash flows from operations. At June 30, 2006, the Company had cash and cash equivalents of $335,715 and a working capital deficiency of $463,358. Net cash used in operating activities for the six months ended June 30, 2006 was $1,263,314. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

         Net cash used in investing activities for the six months ended June 30, 2006 was $202,396 and is attributable primarily to equipment purchases and software development costs.

         Net cash provided from financing activities was $1,674,451 for the six months ended June 30, 2006. The cash flow from financing activities was primarily derived from notes and loans payable.

         On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). As of June 30, 2006, the Company has raised a total gross amount of $2,440,000, from the combined offerings. As of August 8, 2006, the total raised from these private placements aggregated $2,765,000.

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


Other Accounting Policies:

         Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC for a listing of all such accounting principles.


Item 3.  Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

         (a) Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

          (b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the six-month period ended June 30, 2006, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

                                     PART II

Item 1.  Legal Proceedings.

         On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit seeks remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleged that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

         On July 14, 2006 the Company executed a Settlement Agreement (the "2006 Settlement Agreement") with BNC and ECT that clarified certain terms and conditions pertaining to the Participation Agreement and the related Settlement Agreement that resolved the lawsuit.

         Pursuant to the 2006 Settlement Agreement, the Company is relieved of its $100,000 payment obligation to BNC. Instead, BNC will withhold the first $100,000 in participatory interest otherwise due to Company. Furthermore, the 2006 Settlement Agreement limits the number of shares of the common stock of Company that BNC may sell in any calendar week until all of the remaining shares have been sold.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On April 7, 2006, the Company issued 38,366 restricted shares of its common stock at a purchase price of $0.405 per share to a legal firm for services rendered. These shares were valued by using the fair value of goods or services received and have a value of $15,538.

         On May 2, 2006, a warrant was issued to an executive recruiter to acquire 40,244 shares of the Company's common stock at $0.41 per share exercisable for five years was issued as part of the compensation for services rendered in connection with the Company's recruitment efforts. This warrant was valued by using the fair value of goods or services received and have a value of $16,500.

         On May 2, 2006, the Company appointed a Chief Financial Officer. As part of the employment agreement, an option was granted to purchase 900,000 shares of the Company's common stock at a purchase price of $0.38 per share. This option will fully vest in three years and has an option life of five years.

         On May 5, 2006, the Company issued 5,608 restricted common shares to a legal firm in exchange for services. These shares were valued by using the fair value of goods or services received and have a value of $2,019.

         On May 23, 2006, a warrant was issued to a placement agent to acquire 85,400 common shares at $0.50 per share exercisable for three years as part of the compensation for services rendered in the Company's private placement of its securities in the December 19, 2005 private placement. This warrant was valued at $19,642, the fair value of warrant at the date of issue estimated using the Black-Scholes pricing model.

         On June 6, 2006, the Company issued 20,295 restricted common shares to a legal firm in exchange for services. These shares were valued by using the fair value of goods or services received and have a value of $7,306.

Item 3.  Defaults upon Senior Securities.

                NONE

Item 4.  Submission of Matters to a Vote of Securities Holders.

                NONE

Item 5.  Other Information.

                NONE

Item 6.  Exhibits.

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

SearchHelp, Inc.
--------------------------------------------------------------------------------
(Registrant)


By: /s/John Caruso
    ------------------------------------
    John Caruso, Chief Financial Officer

Date: August 17,  2006