Form 10QSB
period 2006-09-30
SEARCHHELP INC
filed 2006-11-13
CIK 1163573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the registrant's common stock, par value $.0001, as of November 8, 2006 is 37,762,267 shares.

Transitional Small Business Disclosure Format (Check one): Yes |_| No|X|

                        SEARCHHELP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page No.
                                                                        --------

PART I FINANCIAL INFORMATION


ITEM 1 - Financial Statements


         Consolidated Balance Sheets as at September 30, 2006 (Unaudited)
          and December 31, 2005                                              2-3


         Consolidated Statements of Operations
          For the Nine and Three months ended September 30, 2006 and
          2005 (Unaudited)                                                     4

         Consolidated Statements of Cash Flows
          For the Nine months ended September 30, 2006, and
          2005 (Unaudited)                                                   5-6

         Notes to Consolidated Financial Statements (Unaudited)             7-16


ITEM 2 - Management's Discussion and Analysis or Plan of Operation         17-25

ITEM 3 - Controls and Procedures                                              25

PART II - Other Information

   Item 1 - Legal Proceedings                                              25-26
   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       26
   Item 3 - Defaults upon Senior Securities                                   26
   Item 4 - Submission of Matters to A Vote of Securities Holders             26
   Item 5 - Other Information                                                 26
   Item 6 - Exhibits                                                          26
   Signature Page                                                             27

                        SEARCHHELP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     Page 1 of 2

                                     ASSETS
                                                                       September 30,   December 31,
                                                                       --------------------------
                                                                           2006            2005
                                                                       ----------      ----------
                                                                       (Unaudited)
Current assets:
 Cash                                                                  $  150,896      $  126,975
 Accounts receivable less allowance for doubtful accounts
   of $37,955 at 2006 and 2005                                            134,254         153,614
 Inventory                                                                215,921          29,904
 Prepaid expenses                                                          14,718          78,746
                                                                       ----------      ----------
       Total current assets                                               515,789         389,239
                                                                       ----------      ----------
Property and equipment - net                                              115,123           1,283
                                                                       ----------      ----------
Other assets:
 Software development costs, less accumulated
   amortization of $612,295 and $431,087, respectively                    580,870         566,256
Amortizable intangible assets, less accumulated
   amortization of $89,836 and $41,136, respectively                      543,665         592,364
 Deferred finance costs, less amortization of $62,334 and $6,853,
   respectively                                                           152,986          47,347
 Goodwill                                                                 536,081         536,081
 Security deposit                                                          13,454           6,155
                                                                       ----------      ----------
       Total other assets                                               1,827,056       1,748,203
                                                                       ----------      ----------
       Total assets                                                    $2,457,968      $2,138,725
                                                                       ==========      ==========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                     Page 2 of 2

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                  September 30,     December 31,
                                                                                  -----------       -----------
                                                                                      2006              2005
                                                                                  -----------       -----------
                                                                                  (Unaudited)
Current liabilities:
 Note payable - bank                                                              $    39,697       $    50,000
 Current portion of long term debt and capital leases                                  18,519            50,000
 Current portion of 10% convertible notes payable - net of
  discount of $31,028 and $0, respectively                                            372,972                --
 Due to stockholders                                                                  762,843           899,499
 Due to affiliates                                                                     60,079            61,257
 Deferred revenue, net of discount of $0 and $2,973, respectively                          --             4,470
 Accounts payable and accrued expenses                                                324,248           326,182
                                                                                  -----------       -----------
       Total current liabilities                                                    1,578,358         1,391,408
Other liabilities:
 10% convertible notes payable - net of discount of $926,388
   and $125,333, respectively, net of current portion                               1,539,612           497,667
 Obligations under capital lease, net of current portion                               69,857                --
 Note payable - equipment, net of current portion                                      17,333            50,000
                                                                                  -----------       -----------
       Total other liabilities                                                      1,626,802           547,667
                                                                                  -----------       -----------
Commitments and contingencies
Stockholders' equity (deficit)
 Common stock - $.0001 par value, Authorized - 250,000,000 shares Issued and outstanding -37,762,267 and 37,022,556
   shares, respectively                                                                 3,776             3,702
 Additional paid-in capital                                                         9,094,521         7,802,030
 Deferred compensation                                                                     --          (659,796)
Accumulated deficit                                                                (9,845,489)       (6,946,286)
                                                                                  -----------       -----------
       Total stockholders' equity (deficit)                                          (747,192)          199,650
                                                                                  -----------       -----------
       Total liabilities and stockholders' equity                                 $ 2,457,968       $ 2,138,725
                                                                                  ===========       ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Nine                          For the Three
                                                   Months Ended                          Months Ended
                                                   September 30,                         September 30,
                                                   -------------                         -------------
                                              2006               2005               2006               2005
                                          (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Revenues

 Imaging                                 $     12,884       $  1,307,027       $      1,703       $  1,151,152
 Software                                     266,406              9,333            181,450              5,893
 Less discount on sales                      (120,569)                --            (73,315)                --
                                         ------------       ------------       ------------       ------------
Total Revenues                                158,721          1,316,360            109,838          1,157,045
                                         ------------       ------------       ------------       ------------
Cost of Sales
 Imaging                                        5,422          1,263,199              5,196          1,117,748
 Software                                      49,741                842             19,258                542
                                         ------------       ------------       ------------       ------------
Total Cost of Sales                            55,163          1,264,041             24,454          1,118,290
                                         ------------       ------------       ------------       ------------
Gross Profit                                  103,558             52,319             85,384             38,755
                                         ------------       ------------       ------------       ------------
Operating expenses:
 Selling                                      185,012            168,180             58,756             58,874
 Web site costs                                52,190             32,289             31,084              9,440
 General and administrative                 2,028,101            846,934            604,660            394,413
 Depreciation and amortization                236,443             94,044            100,756             31,499
                                         ------------       ------------       ------------       ------------
Total operating expenses                    2,501,746          1,141,447            795,256            494,226
                                         ------------       ------------       ------------       ------------
Loss from operations                       (2,398,188)        (1,089,128)          (709,872)          (455,471)
                                         ------------       ------------       ------------       ------------
Other Expenses (Income):
 Interest                                     507,305             37,266            212,484             24,350
 Interest - related party                      47,051             12,893             15,081              9,776
 Write off of liability per
settlement                                   (100,000)                --                 --                 --
 Other (income) expense                        (1,289)          (161,849)             9,375           (160,388)
 Amortization of deferred financing
costs                                          55,480              1,347             25,652              1,347
                                         ------------       ------------       ------------       ------------
Total other expenses (income)                 508,547           (110,343)           262,592           (124,915)
                                         ------------       ------------       ------------       ------------

Net loss                                 $ (2,906,735)      $   (978,785)      $   (972,464)      $   (330,556)
                                         ============       ============       ============       ============
Per share data:

 Loss per share - basic and diluted      $      (0.08)      $      (0.03)      $      (0.03)      $      (0.01)
                                         ============       ============       ============       ============
Weighted average number of
 shares outstanding basic & diluted        37,531,260         30,714,484         37,729,150         33,585,033
                                         ============       ============       ============       ============


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Page 1 of 2

                                                                        For the Nine
                                                                        Months Ended
                                                                        September 30,
                                                               -----------------------------
                                                                   2006             2005
                                                               -----------       -----------
                                                                (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net loss                                                     $(2,906,735)      $  (978,785)
                                                               -----------       -----------
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
       Deferred revenue                                             (4,470)         (299,818)
        Waiver of officers' salaries                                    --            67,403
        Stock and options issued for services                       89,111           140,993
        Write-off of liability per settlement                     (100,000)               --
  Compensatory element of stock options                            500,723           103,956
    Depreciation                                                     6,535               454
    Amortization of deferred financing costs                        55,480             1,347
         Amortization of software development costs                181,208            93,590
    Amortization of intangible assets                               48,700                --
       Amortization of beneficial conversion feature               185,806             8,869
    Amortization of debt discount                                  164,636                --
  Increase (decrease) in cash flows as a result of
         changes in asset and liability account balances:
       Accounts receivable                                          19,360          (192,265)
       Inventory                                                  (178,483)          (31,220)
       Prepaid expenses                                             64,028           112,925
       License - ECT                                                    --           200,000
       Security Deposit and Other Assets                            (7,299)           (4,000)
       Accounts payable and accrued expenses                        (1,935)          117,172
                                                               -----------       -----------
  Total adjustments                                              1,023,400           319,406
                                                               -----------       -----------
Net cash used in operating activities                           (1,883,335)         (659,379)
                                                               -----------       -----------
Cash flows from investing activities:
  Equipment purchases                                              (33,277)             (152)
  Acquisition expenses less cash acquired                               --           (40,986)
  Capitalized software costs                                      (195,822)               --
                                                               -----------       -----------
Net cash used in investing activities                             (229,099)          (41,138)
                                                               ===========       ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                     Page 2 of 2

                                                                        Months Ended
                                                                       September 30,
                                                              -----------------------------
                                                                  2006              2005
                                                              -----------       -----------
                                                               (Unaudited)      (Unaudited)
Cash flows from financing activities:
 Net borrowings from stockholder                                   43,344           267,144
 Payment of due to affiliates                                      (1,178)          (17,222)
 Proceeds from convertible notes payable                        2,247,000           404,000
 Proceeds from note payable - equipment                            21,262             2,871
 Payments of note payable - equipment                                (288)               --
 Payments under capital lease                                      (2,363)               --
 Payment of notes payable - bank                                  (10,303)               --
 Proceeds from sale of securities                                      --           210,024
 Deferred financing costs                                        (161,119)          (40,400)
                                                              -----------       -----------
Net cash provided by financing activities                       2,136,355           826,417
                                                              -----------       -----------
Net increase in cash                                               23,921           125,900
Cash at beginning of period                                       126,975             2,459
                                                              -----------       -----------
Cash at end of period                                         $   150,896       $   128,359
                                                              ===========       ===========
Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest                $   133,550       $    15,013
                                                              ===========       ===========
Supplemental Schedules of Noncash Investing
and Financing Activities:
Stockholder loans converted to common stock                   $   180,000       $        --
Common stock and options issued for services                  $    89,111       $        --
Computer equipment under capital lease                        $    87,098       $        --
Discount related to note payable - warrant value and
beneficial
conversion feature                                            $ 1,182,527       $   240,380
The company purchased all the capital stock of
E-top-Pics, Inc. as of June 8, 2005. In conjunction with
the acquisition, liabilities were assumed as follows:
Fair Value of Assets Acquired                                                   $ 1,792,972
Common stock issued for capital stock                                            (1,000,000)
Acquisition related expenses                                                        (79,338)
                                                                                -----------
Liabilities assumed                                                             $   713,634
                                                                                ===========


                 See notes to consolidated financial statements

                        SEARCHHELP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006
                                   (Unaudited)


NOTE 1 - PLAN OF ORGANIZATION.

      Presentation of Financial Statements:

      The Company's business consists principally of the sale and distribution of family software and imaging products.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $ 2,906,735 and $978,785 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company has negative working capital of $1,062,569 and an accumulated deficit of $9,845,489 at September 30, 2006.

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

      If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. In July 2005, management began a private placement to raise additional funds by issuing convertible notes with an attached warrant. On December 8, 2005, the Company closed this offering and commenced a new one on December 19, 2005, offering the same securities on substantially the same terms as the prior offering. This offering gave a placement agent an exclusive 45 day period to sell the offering. The commission charged on the second offering decreased from 10% to 8%. As of December 31, 2005, the Company raised a gross amount of $623,000 by soliciting accredited investors from both offerings. For the nine months ended September 30, 2006, the Company raised a gross amount of $2,247,000 and an additional $25,000 through November 8, 2006. Additionally, through November 7, 2006, the Company raised $125,000 from 10% short term promissory notes.

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

      (b) Earnings Per Share:

      The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings (loss) per share are calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings (loss) per share, which are calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, are not presented separately as this is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2006 and 2005, have been excluded from the per share computations:

                                                 September 30,
                                             2006            2005
                                           ------------------------
            2004 Stock Plan Options        1,720,000      1,840,590
            Other Stock Options            8,070,000      6,382,500
            Convertible Notes Payable      6,962,500      1,010,000
            Warrants                       8,031,424      5,524,800

      (c) Stock Based Compensation:

      Effective January 1, 2006, the Company's 2004 Stock Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See Note 3 for further details.

      (d) Recent Accounting Pronouncements:

      SEC Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effects of
      -------------------------------------------------------------------------
      Prior Year Misstatements when Qualifying Misstatements in Current Year
      ----------------------------------------------------------------------
      Financial Statements
      --------------------

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

      Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

      In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

      SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

      We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

      Statement of Financial Accounting Standard 158, Fair Value Measurements
      -----------------------------------------------------------------------
      ("SFAS 158")
      ------------

      On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning after January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

      FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1
      ---------------------------------------------------------------

      FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

      (e) Reclassifications:

      Prior period amounts have been reclassified where necessary to make them comparative with current period presentation.

NOTE 3 - EMPLOYEE STOCK COMPENSATION

      The Company's 2004 Stock Plan (the "Plan"), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of common stock as stock compensation. All stock options under the 2004 Stock Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date. Additionally, the Company grants options and shares to its employees outside the Plan.

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

      In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to outstanding awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

      As a result of the adoption of FAS 123(R), the Company's results for the nine months ended September 30, 2006 include share-based compensation expense totaling $492,183 which has been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its' net deferred tax asset. A total of $100,556 of stock compensation expense for employee options was recorded under APB No. 25 in the Consolidated Statements of Operations for the nine months ended September 30, 2005.

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

      Stock compensation expense related to non-employee options was approximately $8,540 and $3,400 for the nine months ended September 30, 2006, and 2005, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

      Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

      The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                  For the nine    For the three
                                                                  months ended    months ended
                                                                  September 30,   September 30,
                                                                       2005            2005
Net loss attributable to common stockholders, as reported         $  (978,785)    $  (330,556)
Add: Stock-based compensation included in reported net loss           100,556          68,334
Deduct:  Total stock  based  compensation  expense  determined under the fair  value  based  method  for all  awards  (no tax
effect)                                                              (178,055)       (130,655)
                                                                  -----------     -----------
Pro forma net loss attributable to common stockholders            $(1,056,284)    $  (392,877)
                                                                  ===========     ===========
Net loss per share:
Basic and diluted loss per share - as reported                    ($     0.03)    ($     0.01)
Basic and diluted loss per share - pro forma                      ($     0.03)    ($     0.01)

      The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:


                                       For the nine       For the three
                                       months ended        months ended
                                   September 30, 2005   September 30, 2005
      Expected term (in years)                    5                     5
      Expected volatility          103.24% - 112.67%     103.24% - 108.18%
      Expected dividend yield                     0%                    0%
      Risk-free interest rate         3.730% - 4.11%                 4.11%

      There were 2,030,000 and 6,020,000 employee stock options granted in the nine months ended September 30, 2006 and 2005, respectively. The following table represents our stock options granted, exercised, and forfeited during the first nine months of 2006.

                                                       Weighted      Weighted
                                                        Average       Average
                                                        Exercise     Remaining      Aggregate
                                         Number          Price      Contractual     Intrinsic
Stock Options                          of Shares       per Share       Term           Value
-------------                          ---------       ---------       ----           -----
Outstanding at January 1, 2006         8,323,090         $ 0.28           --                --
Granted                                2,030,000         $ 0.36           --                --
Exercised                                     --             --           --                --
Forfeited/expired                       (563,090)        $ 0.44           --                --
                                      ----------
Outstanding at September 30,
2006                                   9,790,000         $ 0.29       3.6429        $  889,000
                                       =========         ======       ======        ==========
Exercisable at September 30,
2006                                   5,815,833         $ 0.28       3.3676        $  628,150
                                       =========         ======       ======        ==========

      The fair value of the 2,030,000 employee stock options granted in the nine months ended September 30, 2006 was $541,200. As of September 30, 2006, there was $935,857 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - ACQUISTION OF E-TOP-PICS, INC.

      SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc. ("ETP") pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which was the aggregate fair value of 4 million shares at $0.25 per share. Including approximately $79,000 for accounting and legal expenses directly related to the acquisition, the total purchase price was approximately $1,079,000. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $633,500 and goodwill of $536,081. During the nine months ended September 30, 2006, amortization expense of $48,700 was charged.

      The following unaudited pro forma financial information for the nine and three months ended September 30, 2005 presents the combined results of operations of the Company and ETP as if the acquisition had occurred at January 1, 2005, the date of earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of ETP from January 1, 2005 through September 30, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company's consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company's future consolidated results of operations.

                                               -------------------------
                                               For the Nine months Ended
                                                      September 30,
                                                      -------------
                                                          2005
                                                          ----
              Revenues                                $ 1,763,196
              Net Loss                                 (1,019,433)
              Loss per share - basic and diluted      $     (0.03)


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

NOTE 6 - SOFTWARE DEVELOPMENT COSTS.

      In accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Attained for Internal Use," the Company, capitalized software development costs of $1,193,165. The Company is amortizing these costs over their estimated useful lives of three years. For the nine months ending September 30, 2006, the Company capitalized $195,822 and amortization expense of $181,208 was charged.

NOTE 7 - NOTES PAYABLE - BANK.

      The Company has a $50,000 revolving line of credit with a bank. At September 30, 2006 and December 31, 2005, $39,697 and $50,000 of the line has been utilized, respectively. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.50% at September 30, 2006). Interest of $3,042 and $3,097 was charged to operations for the nine months ended September 30, 2006 and 2005, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $31,000 at September 30, 2006.

NOTE 8 - NOTE PAYABLE - EQUIPMENT

      On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company's corporate office space. This loan has a five year term with monthly payments of $433 including interest at the rate of 8.15% per annum. The outstanding balance at September 30, 2006 was $20,974, of which $3,640 is included in current liabilities.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASE

      On July 17, 2006 the Company entered into an equipment lease agreement with Citicorp Vendor Finance for the purchase of $87,098 of computer equipment related to the Company's products. The lease has a five year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated useful lives. Depreciation for assets under capital lease is included in depreciation expense for the nine months ended September 30, 2006.

      The following is a summary of assets held under capital leases:

                                                        September 30, 2006
                                                        ------------------
          Data processing equipment, servers and routers      $87,098
          Less: Accumulated depreciation                        3,629
                                                              -------
                                                              $83,469
                                                              =======

      Minimum future lease payments under capital lease as of September 30, 2006 for each of the next five years and in the aggregate are:

          Year ending                                        Amount

          September 30, 2007                               $  21,322
          September 30, 2008                                  21,322
          September 30, 2009                                  21,322
          September 30, 2010                                  21,322
          September 30, 2011                                  17,767
                                                           ---------
          Total minimum lease payments                       103,055
          Less: Amount representing interest                 (18,319)
                                                           ---------
          Present value of net minimum lease payments         84,736
          Less: current portion                              (14,879)
                                                           ---------
          Long term portion                                $  69,857
                                                           =========

NOTE 10 - 10% CONVERTIBILE NOTES PAYABLE.

      On July 12, 2005, the Company began a private placement to accredited investors of units ("Units") consisting of (a) a 10% convertible note and
      (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). The Company raised a gross amount of $623,000 for the year ended December 31, 2005 from the combined offerings. The Company allocated the proceeds received between the debt and the warrant upon their relative fair values. The warrant value was $87,950. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $213,119. The resulting discount was amortized using the straight line method to January 31, 2006, which was the earliest date at which conversion could occur.

      For the nine months ending September 30, 2006, the Company raised a gross amount of $2,247,000 from the unit offering. The warrant value was $594,380 and was recorded as a discount to the notes. A total amount of $164,636 was accreted as interest expense during the nine months ended September 30, 2006. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $588,147. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the nine months ending September 30, 2006, an aggregate of $185,806 was charged to interest expense which included $49,204 of unamortized beneficial conversion from December 31, 2005.

      As reflected on the balance sheet at September 30, 2006 and December 31, 2005, the note value, net of discount, was $1,912,584 and $497,667, respectively.

      Future principal payments under the 10% convertible notes payable as of September 30, 2006 for each of the next two years and in the aggregate are:

                   Year ending                      Amount

                   September 30, 2007            $   404,000
                   September 30, 2008              2,466,000
                                                 -----------
                   Total principal payments        2,870,000
                   Less discount                    (957,416)
                                                 -----------
                   Total, net of discount          1,912,584
                   Less current portion              372,972
                                                 -----------
                   Long term portion             $ 1,539,612
                                                 ===========

      For the period from October 1, 2006 to November 7, 2006, the Company had raised an additional gross amount of $25,000 and the total raised from these private placements aggregated gross proceeds of $2,895,000.

NOTE 11 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES.

      (a) Due to stockholders

      At September 30, 2006 and December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $574,500 and $754,500, respectively, for working capital advances made to the Company. For the nine months ended September 30, 2006 and 2005, interest expense was charged in the amounts of $47,051 and $2,577 respectively. On March 10, 2006, Mr. Bozsnyak converted $180,000 of loans into 600,000 restricted shares of the Company's common stock. The interest rate used in this calculation is the same interest rate paid to the Company's short term lender under the revolving line of credit described in Note 7. At September 30, 2006, $92,562 in accrued interest was due to Mr. Bozsnyak.

      At September 30, 2006 and December 31, 2005, $87,639 was owed for salaries waived by Mr. Bozsnyak and Debbie Seaman, the Company's former President. In May 2005, Mr. Bozsnyak entered into a new employment agreement and has been receiving his salary thereunder.

      The Company also owed Mr. Bozsnyak $4,806 and $39,481 as of September 30, 2006 and December 31, 2005, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at September 30, 2006, Brian O'Connor, a shareholder and director, is owed $3,030 for travel expenses incurred on behalf of the Company. The Company owed Joseph Carrizzo, a shareholder and President of the Company, $306 and $1,128 for unreimbursed expenses, at September 30, 2006 and December 31, 2005, respectively. The Company's former securities counsel, a shareholder, is owed $13,976 at December 31, 2005 for unpaid legal services.

      At December 31, 2005, the Company owed $2,775 to the chairman of the audit and compensation committees, who is a shareholder, per his compensation agreement.

      (b) Due to affiliates

      The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of September 30, 2006 and December 31, 2005, the Company owed one of these affiliates $60,079 and $61,257, respectively.

      (c) Due from affiliate

      The Company outsourced the management of ETP's sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of September 30, 2006 and December 31, 2005, this entity owed the Company $37,955, which has been fully reserved as uncollectible. This license agreement expired on December 31, 2005 and was not renewed.

NOTE 12 - LICENSING AGREEMENTS WITH FUJI PHOTO USA

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

      Early in 2006, ETP determined that the pricing structure under the September 27, 2005 agreement was uneconomical under current market conditions for ETP to perform its obligations as originally agreed. The agreement contemplated that this situation might occur and provided certain options to the parties, including a renegotiation of the pricing terms or possible early termination of the agreement. Representatives of ETP met with Fuji in March 2006, to begin such negotiations. After several months of discussions with Fuji concerning the pricing of the imaging products to be supplied under the agreement, the parties were unable to agree on mutually acceptable pricing for such products. ETP submitted a notice of termination that became final on July 14, 2006.

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


NOTE 13 - INCOME TAXES

      The Company does not have any currently payable or deferred federal or local tax benefit at September 30, 2006. At September 30, 2006, the Company had a cumulative net operating loss available to reduce future taxable income amounting to approximately $9,800,000. These losses expire in various years through 2022. Management is unable to determine if the utilization of the future tax benefit is more likely than not and, accordingly, the asset for federal and local carry forwards of approximately $3,700,000 has been fully reserved.

                               For the Nine months Ended  September 30,
                                   2006                          2005
                                   ----                          ----
Loss before
income taxes           ($2,906,735)        --        ($  978,785)        --
                       ===========                   ===========
Expected
statutory tax
benefits                  (988,290)      (34.0%)     ($  332,786)      (34.0%)
Nondeductible
expenses                    58,135        2.0%            19,576        2.0%
Net operating
loss valuation
reserve                    930,155       32.0%           313,210       32.0%
                       -----------   --------        -----------   --------
Total tax benefit      $        --        0.0%       $        --        0.0%
                       ===========   ========        ===========   ========


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

      On July 31, 2006, the Company issued 7,959 restricted common shares to a legal firm in exchange for services. These 3,306 of these shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. The remaining 4,653 of these shares were valued at the fair market value of $0.44, less an approximate 10% discount (due to the restriction) or at $0.40 per share. A total of $2,953 was charged to operations with a corresponding credit to additional paid in capital.

      On August 25, 2006, the Company issued 50,000 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

      Warrants:

      During 2003, as part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company's securities, the agent and its designees received rights to acquire 247,000 units of the Company's securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company's common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company's private placement of its securities in 2004.

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

      On May 23, 2006, a warrant was issued to a placement agent to acquire 85,400 common shares at $0.50 per share exercisable for three years as part of the compensation for services rendered in the Company's private placement of its securities in the December 19, 2005 private placement. A total of $19,642, the fair value of warrant at the date of issue, was capitalized as deferred financing costs with a corresponding credit to additional paid in capital. This amount is being accreted over the remaining life of the notes associated with the placement agent using the straight line method. For the nine months ending September 30, 2006, an aggregate of $4,419 was charged to amortization expense.

      For the nine months ended September 30, 2006, no warrants were exercised.

NOTE 15- COMMITMENTS AND CONTINGENCIES.

      (a) Legal Proceedings

      On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit sought remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleged that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

      On July 14, 2006 the Company executed a Settlement Agreement (the "2006 Settlement Agreement") with BNC and ECT that clarified certain terms and conditions pertaining to the Participation Agreement and the related Settlement Agreement that resolved the lawsuit.

      Pursuant to the 2006 Settlement Agreement, the Company is relieved of its $100,000 payment obligation to BNC. Instead, BNC will withhold the first $100,000 in participatory interest otherwise due to Company. Furthermore, the 2006 Settlement Agreement limits the number of shares of the common stock of the Company that BNC may sell in any calendar week until all of the remaining shares have been sold.

      (b) Leases

      The Company signed a new operating lease for its corporate office space beginning July 31, 2006. The lease has a term of five years and two months and expires on September 30, 2011. The following is a schedule by year of future minimum rental payments required under the lease agreement:


                         Year ending             Amount

                         December 31, 2006      $13,739
                         December 31, 2007      $51,886
                         December 31, 2008      $53,506
                         December 31, 2009      $55,182
                         December 31, 2010      $56,917
                         December 31, 2011      $43,768


NOTE 16 - SUBSEQUENT EVENTS

      On October 31, 2006 and November 2, 2006, the Company issued short term promissory notes totaling $125,000. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders received 125,000 restricted shares of the Company's common stock. The notes are secured by a pledge of the Company's common stock owned by its Chief Executive Officer.

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

      The Company conducted a "soft launch" of its Sentry At Home software in CompUSA stores during November and December 2005 to validate its packaging and pricing which was well received. As a result, the Company is currently shipping all three of its Sentry software products to national retailers, including CompUSA, Fry's Electronics, Office Max, MicroCenter, Duane Reade, BJ's, Tiger Direct and Meijer, on both a consignment and net sale basis. We have successfully expanded our distribution from the initial trial at 150 CompUSA stores to numerous retailers with over 1,700 locations nationwide. In addition, the Company is currently in late stage discussions with several major US retailers to carry its software products on a net sale basis beginning in 2007.

      During 2006, we have been aggressively seeking opportunities in the media to spotlight our products and services. On June 1, 2006, the Company engaged The Dilenschneider Group, a public relations consulting firm specializing in strategic corporate counseling with locations in New York and Chicago, to advise management on public relations and implement a media relations effort targeting business and trade press. Through their efforts, we have secured several interviews and articles in the general and trade media as well as product reviews and awards for our Sentry software products.

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

      Recently, we have made significant headway in securing national media attention for our Sentry products in the wake of the Foley Congressional page scandal and the increased general awareness of the dangers to children on the Internet. During October 2006, Company executives have been interviewed for several nationally syndicated radio shows including the Jim Blasingame show, Into Tomorrow with Dave Graveline and Computer America with host Craig Crossman.

      On October 18, 2006, SearchHelp was featured in a Wall Street Journal article about Internet monitoring software and CBS Radio carried the story to its nationwide affiliate network. Our Sentry Remote product was featured on an NBC "Today" show segment on protecting children on the Internet which aired October 20, 2006 and CBS "The Early Show" featured SearchHelp and our Sentry products in a segment about the dangers of instant messaging that aired on October 31, 2006.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,906,735 and $978,785 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company has negative working capital of $1,062,569 and an accumulated deficit of $9,845,489 at September 30, 2006.

      These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing and selling products and services oriented towards improving family safety and well being. The Company has been successful in raising financing from equity and debt transactions. During the first nine months of 2006, the Company raised $2,247,000 from the private placement of convertible notes and warrants. For the period from October 1, 2006 to November 7, 2006, the Company raised an additional gross amount of $25,000 and the total raised from these private placements aggregated gross proceeds of $2,895,000. Additionally, on October 31, 2006 and November 2, 2006, the Company raised $125,000 from 10% short term promissory notes.

Results of Operations

Overview of the Nine and Three Months Ended September 30, 2006

      During the first nine months of 2006, the Company continued to focus on three primary operating priorities:

      o Product Design and Delivery. We continue to improve and enhance the functionality of our Sentry software. In October, we released an update to our Sentry at Home product adding the ability to monitor and block MySpace Chat, where young people have been signing up by the millions. Our technical staff has begun work on several new products and services that will be launched in 2007. The Company continues to seek to validate packaging and pricing for its Sentry line of software products and has worked closely with retailers to design several forms of packaging to effectively deliver its products into the marketplace. The Company is currently shipping all three of it Sentry software products to national retailers on both a consignment and net sale basis.

      o Establish and Enhance Sales and Distribution Channels. The Company continues to aggressively pursue distribution and sales agreements, gaining valuable access to shelf space with national retailers and is currently in late stage discussions with several major US retailers to carry its software products in 2007. We have successfully expanded our distribution network and Sentry products are currently available in over 1,700 retail outlets nationwide. Additionally, we actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations. All three of our Sentry products are currently undergoing testing and evaluation by several major charitable and educational organizations.

      o Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations; therefore, the Company has funded its operations by issuing notes and by the sale of common stock. Management has determined that the Company will require additional capital in order to fully exploit the growing market for its products and services. During the first nine months of 2006, the Company raised $2,247,000 from the private placement of convertible notes and warrants. See - Liquidity and Capital Resources.

Comparison of the Results for the Three Months Ended September 30, 2006 and 2005

      During the three months ending September 30, 2006, the Company had revenues of $109,838, net of discounts, from sales of software and imaging products. The cost of these sales totaled $24,454. Gross profit was $85,384. The Company's net loss was $ 972,464, of which $709,872 was the loss from operations.

      Revenue for the three months ending September 30, 2006 and 2005 was $109,838 and $1,157,045, respectively, a decrease of $1,047,207. During the three months ending September 30, 2006, the Company did not enjoy the benefit of revenue attributable to its sales of imaging products, as it had since the acquisition of ETP in mid-2005. Due to pricing concerns in the marketplace, ETP has been in discussions with Fuji for several months concerning the pricing of the imaging products to be supplied under a Supply Agreement dated as of September 27, 2005. Because the parties were unable to agree on mutually acceptable pricing for such products, ETP submitted a notice of termination that became final on July 14, 2006 (see Note 12 to the Notes to the Consolidated Financial Statements). Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business. Net revenues from the sale of software products for the three months ending September 30, 2006 and 2005 were $108,135 and $5,893, respectively, an increase of $102,242 and is reflective of the Company's increased distribution channel for its software product line.

      Factors contributing to the Company's loss were an increase in compensation costs and advertising and promotion expenses as the Company expanded its distribution of software products as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $392,105 and $241,250 for the three months ended September 30, 2006 and 2005, respectively, an increase of $150,854. Approximately $130,000 of this increase reflects costs associated with the signing of five employment contracts since the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. An additional $20,000 is attributable to the Company's adoption of FAS 123(R) to account for share-based compensation.

      Advertising and promotion expenses, included in selling expenses, increased by approximately $40,000 and public relations expense, included in general and administrative expenses, increased approximately $4,700., for the three months ended September 30, 2006 from the comparable period of the prior year as a result of the Company's efforts to increase visibility for its products in the marketplace and the addition of several major retailers to the distribution channel.

      Interest expense for the three months ending September 30, 2006 and 2005 was $212,484 and $24,350, respectively, an increase of $ $188,134. This increase in interest expense is a result of the Company paying interest on the convertible notes, recognizing amortization expense on the beneficial conversion feature of the notes and the discount related to the value of the warrants. There was nominal activity of this nature during the three months ending September 30, 2005. Additionally, amortization expense from deferred financing costs totaled $25,652 and $1,347 for the three months ended September 30, 2006 and 2005, respectively, an increase of $24,305. There was nominal activity of this nature during the three months ending September 30, 2005. Interest expense from related parties increased by $5,305 for the three months ended September 30, 2006 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans and interest rate.

      Web site costs and depreciation and amortization expense increased by $21,644 and $67,910, respectively, for the three months ended September 30, 2006 from the comparable period of the prior year. This reflects increased spending on IT infrastructure and bandwidth to support increased customer usage as well as the amortization of deferred software development costs for products that were completed and shipped in 2006. Consulting expense, included in general and administrative expenses, increased approximately $52,000 for the three months ended September 30, 2006 from the comparable period of the prior year. This increase is due to Company's accelerated efforts in designing enhanced packaging and retail display alternatives, in expanding distribution channels and in acquiring additional technical expertise in software development and support.

Comparison of the Results for the Nine months Ended September 30, 2006 and 2005

      During the nine months ending September 30, 2006, the Company had revenues of $158,721, net of discounts, from sales of software and imaging products. The cost of these sales totaled $55,163. Gross profit was $103,558. The Company's net loss was $2,906,735, of which $2,398,188 was the loss from operations.

      Revenue for the nine months ending September 30, 2006 and 2005 was $158,721 and $1,316,360, respectively, a decrease of $1,157,639. During the first nine months of 2006, the Company did not enjoy the benefit of revenue attributable to its sales of imaging products, as it had since the acquisition of ETP in mid-2005. Due to pricing concerns in the marketplace, ETP has been in discussions with Fuji for several months concerning the pricing of the imaging products to be supplied under a Supply Agreement dated as of September 27, 2005. Because the parties were unable to agree on mutually acceptable pricing for such products, ETP submitted a notice of termination that became final on July 14, 2006 (see Note 12 to the Notes to the Consolidated Financial Statements). Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business. Net revenues from the sale of software products for the nine months ending September 30, 2006 and 2005 were $145,837 and $9,333, respectively, an increase of $136,504 and is reflective of the Company's increased distribution channel for its software product line.

      Factors contributing to the Company's loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $1,389,839 and $739,776 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $650,063. Approximately $308,000 of this increase reflects costs associated with the signing of five employment contracts since the second quarter of 2005 as well as the hiring of sales staff and the addition of ETP personnel. An additional $268,000 is attributable to the Company's adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met. Approximately $24,000 of this increase reflects compensation costs associated with the additional directors added in mid 2005.

      Selling expenses increased by approximately $17,000 for the nine months ended September 30, 2006 from the comparable period of the prior year primarily as a result of increased advertising and promotion costs reflecting the Company's efforts to increase visibility for its products in the marketplace and the addition of several major retailers to the distribution channel. Additionally, public relations expense, included in general and administrative expenses, increased approximately $32,500 for the nine months ended September 30, 2006 from the comparable period of the prior year.

      Interest expense for the nine months ending September 30, 2006 and 2005 was $507,305 and $37,266, respectively, an increase of $ $470,039. This increase in interest expense is a result of the Company paying interest on the convertible notes, recognizing amortization expense on the beneficial conversion feature of the notes and the discount related to the value of the warrants. There was no significant activity in the first nine months of 2005. Additionally, amortization expense from deferred financing costs totaled $ 55,480 and $1,347 for the nine months ended September 30, 2006 and 2005, respectively, an increase of $54,133. There was nominal activity of this nature during the nine months ending September 30, 2005. Interest expense from related parties increased by $34,158 for the nine months ended September 30, 2006 from the comparable period of the prior year and reflects a corresponding increase in stockholder loans and interest rate.

      Web site costs and depreciation and amortization expense increased by $19,901 and $142,399, respectively, for the nine months ended September 30, 2006 from the comparable period of the prior year. This reflects increased spending on IT infrastructure and bandwidth to support increased customer usage as well as the amortization of deferred software development costs for products that were completed and shipped in 2006. Consulting expense, included in general and administrative expenses, increased approximately $186,000 for the nine months ended September 30, 2006 from the comparable period of the prior year. This increase is due to Company's accelerated efforts in designing enhanced packaging and retail display alternatives and expanding distribution channels, approximately $115,000, recruiting fees and financial consulting, approximately $53,000 and in acquiring additional technical expertise in software development and support, approximately $18,000. Costs associated with the testing of our products, included in general and administrative expenses, increased approximately $12,000 for the nine months ended September 30, 2006 from the comparable period of the prior year which is the result of a full nine months of product testing and an increased number of products.

Liquidity and Capital Resources

      The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.

      Since inception, the Company has not generated any significant cash flows from operations. At September 30, 2006, the Company had cash and cash equivalents of $150,896 and a working capital deficiency of $1,062,569. Net cash used in operating activities for the nine months ended September 30, 2006 was $1,883,335. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

      Net cash used in investing activities for the nine months ended September 30, 2006 was $229,099 and is attributable primarily to equipment purchases and software development costs.

      Net cash provided from financing activities was $2,136,355 for the nine months ended September 30, 2006. Cash flow from financing activities was primarily derived from notes and loans payable.

      On July 12, 2005, the Company began a private placement to accredited investors of units ("Units"), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, par value $0.0001 per share exercisable at $0.50 per share, for $10,000 per Unit. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). As of September 30, 2006, the Company has raised a total gross amount of $2,870,000, from the combined offerings. As of November 8, 2006, the total raised from these private placements aggregated $2,895,000. Additionally, on October 31, 2006 and November 2, 2006, the Company raised $125,000 from 10% short term promissory notes.

      On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company's corporate office space. This loan has a five year term and bears interest at a rate of 8.15% per annum.

      While the Company has been successful in raising financing from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding.

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

Recent Accounting Pronouncements:

SEC Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

Statement of Financial Accounting Standard 158, Fair Value Measurements ("SFAS 158")

On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning after January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

Other Accounting Policies:

      Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the SEC for a listing of all such accounting policies.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

      (a) Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the nine-month period ended September 30, 2006, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

                           PART II - Other Information

Item 1. Legal Proceedings.

      On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit sought remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleged that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency.

      On July 14, 2006 the Company executed a Settlement Agreement (the "2006 Settlement Agreement") with BNC and ECT that clarified certain terms and conditions pertaining to the Participation Agreement and the related Settlement Agreement that resolved the lawsuit.

      Pursuant to the 2006 Settlement Agreement, the Company is relieved of its $100,000 payment obligation to BNC. Instead, BNC will withhold the first $100,000 in participatory interest otherwise due to the Company. Furthermore, the 2006 Settlement Agreement limits the number of shares of the common stock of the Company that BNC may sell in any calendar week until all of the remaining shares have been sold.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      On July 31, 2006, the Company issued 7,959 restricted common shares to a legal firm in exchange for services. These 3,306 shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. The remaining 4,653 of these shares were valued at the fair market value of $0.44, less an approximate 10% discount (due to the restriction) or at $0.40 per share. A total of $2,952 was charged to operations with a corresponding credit to additional paid in capital.

      On August 25, 2006, the Company issued 50,000 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

      The securities were issued under an exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities.

            NONE

Item 4. Submission of Matters to a Vote of Securities Holders.

            NONE

Item 5. Other Information.

            NONE

Item 6. Exhibits.

                  31.1 Certification of Chief Executive Officer pursuant to
            Section 302 of The Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer pursuant to
            Section 302 of The Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
----------------------------------------
(Registrant)


By: /s/John Caruso
    ------------------------------------
    John Caruso, Chief Financial Officer

Date: November 13, 2006