Form 10KSB
period 2006-12-31
SEARCHHELP INC
filed 2007-04-11
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_______________

Commission file number 333-97687

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any other amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☒

Issuer's revenues for its fiscal year ended December 31, 2006: $319,309.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $0.40 of such common equity as of March 30, 2007, is $15,377,974.

The outstanding number of shares of common stock, par value $0.0001 per share, of the issuer as of March 30, 2007 was 38,444,934.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loan; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact occur.

PART I

Item 1. Description of Business

SearchHelp, Inc. was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. The Company has two operating subsidiaries, FamilySafe, Inc. ("FamilySafe") and E-Top-Pics, Inc., ("ETP"). As used in this annual report on Form 10-KSB, references to the “Company,” “SearchHelp,” “we,” “us,” “our” or similar terms mean SearchHelp, Inc. and its consolidated subsidiaries.

Business Summary

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products.

E-Top-Pics, Inc.

In order to establish a broad, national distribution network of both traditional and non-traditional software retailers for our Sentry Parental Control products, SearchHelp acquired ETP on June 8, 2005. With the acquisition, the Company gained access to ETP's distribution channels and management experience in sales, production and packaging, inventory management, marketing and retail channel management.

FamilySafe

FamilySafe owns the technology for two of the Company's software products, "Sentry At Home" and "Sentry Remote", which together with our “Sentry Predator Locator” product are generally referred to in this report as the Company’s Sentry Parental Control products.

SearchHelp’s Sentry Parental Control Software Products

Sentry Parental Controls are award winning parental control products that offer advanced internet filtering and monitoring solutions to protect children while they surf the web, instant message or chat with others. Parents receive instant violation alerts via cell phone and email concerning their child’s browser and I.M./Chat communications.

Sentry At Home

Sentry At Home is a comprehensive, Internet based, filtering and blocking software package that uses proprietary SmartAgent Technology to allow parents to monitor what their children are doing online from any computer in the world. Sentry At Home proactively addresses issues concerning online safety by protecting children from Internet pornography, online predators and inappropriate content. Sentry At Home instantly alerts parents by email or by cellular telephone if a violation occurs.

Sentry Remote

Sentry Remote allows parents to watch their children’s online activities, live, in real-time using our proprietary Sentry RemoteTV technology from any computer with Internet access, anyplace or anytime. Sentry Remote protects children when they are online by instantly alerting parents by email or by cellular telephone the moment a child’s online activities put them in danger or deviates from guidelines established by the parent. Sentry Remote enables parents to intervene to stop inappropriate behavior from any other computer or cell phone including the ability to remotely shut down the computer, terminate all online activity and lock the computer down.

Sentry Predator Locator

Sentry Predator Locator gives parents the ability to see where registered sex offenders live and receive notification if one moves into their neighborhood via email, cell phone or message to users' desktops. Sentry Predator Locator also notifies parents of abducted children in their local area by sending Amber Alert information, within minutes of notification by the National Center for Missing and Exploited Children.

SearchHelp management believes that aggressively expanding its distribution channels will not only benefit sales of Sentry Parental Controls, but future products that the Company is developing or will acquire.

Competition

The Company competes for business with other companies that have child-monitoring software that includes the following: NetNanny (ContentWatch, Inc.), Cybersitter (Solid Oak Software, Inc. (US)), CyberPatrol (SurfControl), McAfee Parental Controls (Networks Associates Technology, Inc.), Norton Parental Controls (Symantec Corporation), FilterPak (S4F, Inc.), Cyber Sentinel (Security Software Systems, Inc.), and Cyber Snoop (Pearl Software, Inc.).

The Company plans to respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's products and services, as well as the Company's sales and marketing channels.

Imaging Products

On September 27, 2005, the Company’s wholly owned subsidiary ETP, signed a supply agreement with Fuji Photo Film, USA, Inc. (“Fuji”) to purchase Instax film and cameras. The contract term was for two years. ETP was obligated to purchase 1.8 million packs of film and 180,000 cameras during the first year of the agreement. ETP was obligated to purchase 4.3 million packs of film and 430,000 Instax cameras by September 30, 2007. This agreement could be terminated by either party prior to the expiration date by written notice.

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

The termination of the Supply Agreement means that ETP is not be required to meet the minimum purchase quantities specified in the agreement, but ETP is obligated by the terms of the agreement to consummate the purchase of products ordered prior to termination. ETP and Fuji worked together to conclude the disposition of such products without having a material adverse effect on the Company’s financial statements. Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business.

Marketing

The Company conducted a “soft launch” of its Sentry At Home software in CompUSA stores during November and December 2005 to validate its packaging and pricing which was well received. As a result, the Company is currently shipping all three of its Sentry software products on both a consignment and net sale basis to over 4,000 locations nationwide, including national retailers Target, Bed, Bath & Beyond, CompUSA, Fry’s Electronics, Office Max, MicroCenter, Duane Reade, BJ’s, Tiger Direct, Sam’s Clubs, TJ Maxx and Meijer. In addition, the Company has signed two Original Equipment Manufacturer (OEM) contracts to include its software products on over 1.5 million new computers distributed in North America beginning in April 2007.

During 2006, we have been aggressively seeking opportunities in the media to spotlight our products and services. On June 1, 2006, the Company engaged The Dilenschneider Group, a public relations consulting firm specializing in strategic corporate counseling with locations in New York and Chicago, to advise management on public relations and implement a media relations effort targeting business and trade press. Through The Dilenschneider Group’s efforts, we have secured several interviews and articles in general and trade media as well as product reviews and awards for our Sentry software products.

On May 2, 2006, our Sentry Predator Locator product won a “LISA” award, sponsored annually by LISTnet, the Long Island Software & Technology Network, as one of Long Island’s top software products of 2006. On August 8, 2006, our Sentry Remote product was named an “Outstanding Product” in iParenting Media’s annual competition for notable new products serving the needs of parents. Additionally, our entire Sentry line of products will be featured on PTG TV’s (www.ptgtv.com) “Pulse on America” series. The segment will appear in select nationwide markets on the ABC Family Network and regionally on CNN’s Headline News network throughout the remainder of 2006 and early 2007.

Recently, we have made significant headway in securing national media attention for our Sentry products in the wake of the Foley Congressional page scandal and the increased general awareness of the dangers to children on the Internet. During October 2006, our executives were interviewed for several nationally syndicated radio shows including the Jim Blasingame Show, Into Tomorrow with Dave Graveline and Computer America with host Craig Crossman.

On October 18, 2006, SearchHelp was featured in a Wall Street Journal article about Internet monitoring software and CBS Radio carried the story to its nationwide affiliate network. Our Sentry Remote product was featured on an NBC "Today" show segment on protecting children on the Internet which aired October 20, 2006 and CBS “The Early Show” featured SearchHelp and its Sentry products in a segment about the dangers of instant messaging that aired on October 31, 2006.

In early January 2007, SearchHelp exhibited its products at the 2007 International Consumer Electronics Show (“CES”) in Las Vegas. Since this was our third year at CES, we received significant traffic and attention at our booth and held several meetings with major retailers and potential strategic partners at the show. Additionally we debuted our new Sentry Mobile product which will be the first product on the market to allow parents to monitor text messaging on a child’s cell phone. We expect this product to hit store shelves sometime in the second half of 2007.

Economic Dependency

The Company sells its products through distributors to major retailers throughout the United States. At December 31, 2006, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 67% of total accounts receivable in the aggregate. At December 31, 2005, one customer accounted for 92% of total accounts receivable. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

In 2006, the four largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 71% of total sales in the aggregate. In 2005, the single largest customer accounted for 89% of sales.

In 2006, the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

Intellectual Property

To date, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which it operates. We intend to file to protect its trademarks and trade names in selected jurisdictions. We therefore rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of March 30, 2007, the Company had nine full time employees.

Item 2. Description of Property.

The Company leases an executive office consisting of 1,868 square feet at 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791. The lease commenced on July 31, 2006 and has a five year and two month term. The current rent is $4,268 per month ($51,221 per year) and increases approximately 3% per annum. The Company has a security deposit with its landlord of $8,406.

ETP leases 1,404 square feet of office space at 56 Roland Street, Boston, Massachusetts on a month to month basis. The annual rent is $26,970.

Rent expense was $66,557 and $22,270 for the years ended December 31, 2006 and 2005, respectively.

Item 3. Legal Proceedings.

AmberAlertAgent Development Co., LLC, et.al. v. SearchHelp Inc., et. al

On February 20, 2007, subsequent to the balance sheet date, SearchHelp was served with a complaint that was filed in the Superior Court of California in San Diego County on February 8, 2007, entitled AmberAlertAgent Development Co., LLC, a California Limited Liability Company; Perkins, Brinson, Ho, LLC, a California Limited Liability Company; Philip Dizon, an individual; Edward Sullivan, an individual; Gil Amelio, an individual; Richard A. Weintraub, an individual; Carl Perkins, an individual; and Duane Brinson, an individual v. Searchhelp, Inc., a Delaware Corporation; and Does 1-20. The claims against the Company arise out of an Exchange Agreement entered into between AmberAlertAgent, Inc. (“AAA”), certain of the plaintiffs and the Company pursuant to which the Company purchased all the issued and outstanding shares of AAA in exchange for 1.5 million shares in the Company. The shares in the Company acquired by the plaintiffs were to be held in escrow until plaintiffs completed the development of software, and provided certain other services, as set forth in a Consulting Agreement between plaintiffs and the Company.

In their Complaint, plaintiffs allege that they have performed all services required to be performed by the parties’ agreements, including the development of the software described in the Consulting Agreement. The Complaint seeks (i) a declaratory judgment that plaintiffs have performed their obligations under the parties’ agreements and are entitled to the release of their shares in the Company from escrow, (ii) an accounting of the profits of the Company and the payment of any amounts due as determined by such an accounting, which the Complaint alleges to be an amount that exceeds $25,000, and (iii) damages, on a quantum meruit claim, in the amount of $330,840, arising out of services purportedly provided by the plaintiffs for which they allegedly were not compensated. The Company disputes each of these claims and, in particular, disputes plaintiffs’ assertion that they have performed the services they were obligated to perform under the parties’ agreements.

The Company contends that the conditions for release of escrow have not been met and that the services were never ordered or required by the Company or the terms of the contract. SearchHelp’s management and legal counsel has reviewed the complaint and the Company believes it to be lacking in merit. Therefore, SearchHelp will defend the litigation vigorously and not only assert any counterclaims it may have, but also seek reimbursement of the costs and fees it incurs in the litigation.

Joseph Carrizzo

Subsequent to the balance sheet date, Joseph Carrizzo resigned as the Company’s President and a director. The Company attempted to negotiate the terms of a separation agreement with Mr. Carrizzo. On March 20, 2007, the Company received a letter from Mr. Carrizzo in which he formally advised the Company that he was terminating his employment as a result of the Company’s alleged material breach of his employment agreement. The Company contends that Mr. Carrizzo voluntarily terminated his employment with the Company.

Although no legal proceeding has been commenced, on March 20, 2007 and on March 29, 2007, the Company received correspondence from counsel to Mr. Carrizzo alleging that Mr. Carrizzo was entitled to severance payments and threatening litigation if such payments were not received. Counsel for Mr. Carrizzo alleged that the Company was in material breach of the employment agreement because of its failure or inability to pay compensation and benefits when due to Mr. Carrizzo, its constructive termination of Mr. Carrizzo’s employment by changing the nature of his duties, its termination of Mr. Carrizzo’s employment without good cause and other failures or refusals to comply with a material term of the employment agreement.

Mr. Carrizzo claims that he is entitled to (i) a cash bonus of $50,000, with interest, (ii) accrued base salary and automobile allowance from October 20, 2006 in the amount of $60,923, (iii) a severance payment equal to Mr. Carrizzo’s base salary and automobile allowance for the remaining term of the employment agreement, (iv) accrued vacation pay in the amount of $38,331, (v) accelerated vesting of all stock options granted to Mr. Carrizzo notwithstanding the termination of his employment and, as to stock options granted under the employment agreement, the right to exercise those options through their stated expiration date, (vi) continued maintenance of health insurance benefits for an unspecified duration in the amount of $408 per month and (vii) reimbursement for outstanding telephone charges.

The Company contends that Mr. Carrizzo voluntarily terminated his employment with the Company and is therefore not entitled to any compensation other than accrued and unpaid compensation and benefits through the date of resignation. The Company’s management believes that the Company has substantial defenses to any action that Mr. Carrizzo may commence. . While the Company will continue to negotiate an amicable separation with Mr. Carrizzo, the Company will vigorously defend any litigation which is commenced and evaluate what, if any, counterclaims should be asserted against Mr. Carrizzo.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

SearchHelp's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase one share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase one share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock, Class A Warrants and Class B Warrants are quoted on the OTC Bulletin Board and trade under the symbol SHLP, SHLPW and SHLPZ respectively.

As of March 30, 2007, the Company had outstanding 38,444,934 shares of its Common Stock, par value $0.0001 per share, 2,474,000 Class A Warrants and 2,474,000 Class B Warrants. None of the Class A Warrants or Class B Warrants have been exercised. Also outstanding were a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A Warrant and one Class B Warrant, a various placement agent warrants to purchase a total of 569,700 shares of the Company's Common Stock at a purchase prices ranging from $0.30 per share to $0.50 per share

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2006 and 2005. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

2006	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
High	$0.65	$0.47	$0.44	$0.38
Low	$0.40	$0.37	$0.31	$0.26

2005	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
High	$0.47	$0.51	$0.60	$0.51
Low	$0.26	$0.25	$0.41	$0.35

The high and low bid prices for shares of the Company’s Common Stock on March 30, 2006 were $0.40 and $0.40 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Holders

As of March 30, 2007, there were approximately 355 holders of record of the Company's common stock, approximately 23 holders of record of the Company's Class A Warrants and approximately 46 holders of record of the Company's Class B Warrants.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,500,000	$0.50	50,000
Equity compensation plans not approved by security holders	8,270,000	$0.35	0
Total	9,770,000	$0.41	50,000

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 50,000 shares at December 31, 2006.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

On October 4, 2006, the Company issued 26,847 shares of the Company's restricted common stock as payment in kind for interest due for the month of September 2006 on the Company’s 10% convertible notes.

On October 31, 2006 the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.32 per share. A total of $8,100 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 2, 2006 the Company issued 100,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.37, less an approximate 10% discount (due to the restriction) or at $0.33 per share. A total of $33,300 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 8, 2006 the Company issued 50,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.33, less an approximate 10% discount (due to the restriction) or at $0.30 per share. A total of $14,850 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 15, 2006 the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.30, less an approximate 10% discount (due to the restriction) or at $0.27 per share. A total of $6,750 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 16, 2006, the Company issued 37,000 shares of the Company's restricted common stock as payment in kind for interest due for the month of October 2006 on the Company’s 10% convertible notes.

On December 6, 2006, the Company issued 45,122 shares of the Company's restricted common stock as payment in kind for interest due for the month of November 2006 on the Company’s 10% convertible notes.

On December 27, 2006, the Company issued 6,400 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.28, less an approximate 10% discount (due to the restriction) or at $0.25 per share. A total of $1,600 was charged to operations with a corresponding credit to additional paid in capital.

On December 29, 2006 the Company issued 75,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.27, less an approximate 10% discount (due to the restriction) or at $0.24 per share. A total of $18,225 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

Warrants:

On December 29, 2006, a warrant was issued to an individual to acquire 200,000 shares of the Company’s common stock at $0.27 per share exercisable for five years as part of the compensation for services rendered in connection providing access and introductions to various retail channels for the Company’s products. A total of $32,000, the fair value of warrant at the date of issue, was charged to operations with a corresponding credit to additional paid in capital.

The above shares of common stock and warrants were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report.

General

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,951,743 and $3,780,325 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company had negative working capital of $1,756,585 and an accumulated deficit of $10,898,029 at December 31, 2006.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing or acquiring parental control products and services and selling these products and services through a well developed retail channel as well as directly on-line and with OEM and affiliate partners. The Company has been successful in raising financing from equity and debt transactions. During 2006, the Company raised $2,272,000 from the private placement of convertible notes and warrants as well as an additional $275,000 from 10% short term promissory notes. For the period from January 1, 2007 to March 30, 2007, subsequent to the balance sheet date, the Company raised $1,050,000 from the private placement of 7% convertible preferred stock and warrants as well as an additional $10,000 from 10% short term promissory notes. As of March 30, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

During 2006, the Company continued to focus on three primary operating priorities:

•
Product Design and Delivery. We continue to improve and enhance the functionality of our Sentry software. In October, we released an update to our Sentry at Home product adding the ability to monitor and block MySpace Chat, a popular site for millions of young people. The Company’s entire Sentry line is now compliant with Microsoft’s new operating system; Vista. This is an important milestone since all major retailers, in anticipation of Vista becoming the predominant operating system in the next few years, are requiring that all software products they carry work with Vista now. Additionally, our technical staff has begun work on several new products and services that will be launched in 2007. We debuted our new Sentry Mobile product at CES in January 2007 and it should hit store shelves sometime in the second half of 2007.

The Company continues to validate packaging and pricing for our Sentry line of software products and we continue to work closely with retailers to design several forms of packaging to effectively deliver Sentry products into the marketplace. The Company is currently shipping all three of it Sentry software products to national retailers on both a consignment and net sale basis.

•
Establish and Enhance Sales and Distribution Channels. The Company continues to aggressively pursue distribution and sales agreements, gaining access to valuable shelf space with national retailers and is continually in discussions with several major US retailers to carry its software products in 2007. We have successfully expanded our distribution network and Sentry products are currently available in over 4,000 retail outlets nationwide.

The Company has signed two Original Equipment Manufacturer (OEM) contracts that include its software products on over 1.5 million new computers distributed in North America beginning in April of 2007 and is actively discussing similar arrangements with other OEM’s. Additionally, we actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations. All three of our Sentry products are currently undergoing testing and evaluation by several major charitable and educational organizations.

•
Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations; therefore, the Company has funded its operations by issuing notes and by the sale of common stock. Management has determined that the Company will require additional capital in order to fully exploit the growing market for its products and services. During 2006, the Company raised $2,272,000 from the private placement of convertible notes and warrants as well as an additional $275,000 from 10% short term promissory notes. See - Liquidity and Capital Resources.

Significant and Critical Accounting Policies:

(a) Basis of Presentation: The accompanying financial statements which accompany the Annual Report on Form 10-KSB have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the year ended December 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

(b) Revenue Recognition: The Company recognizes revenues in accordance with the SEC, Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via three distinct methods: direct non- consignment sales, consignment sales and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist; (ii) revenue from consignment sales of software is recognized when proof of sale to the end user is received; (iii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

(c) Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Stock Based Compensation: Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

(e) Software Development Costs: Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2006 and 2005.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2006 and 2005, the Company capitalized $195,822 and $434,866 of software development costs for its new product Sentry Predator Locator. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2006 and 2005 was $260,016 and $124,787, respectively.

(f) Goodwill: Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting unit at the balance sheet date. No impairment charges resulted from this evaluation for the years ended December 31, 2006 and 2005 since the fair value of the reporting unit exceeded the carrying amount.

Results of Operations

Comparison of the Results for the Years Ended December 31, 2006 and 2005

During the year ending December 31, 2006, the Company had revenues of $319,309, net of discounts, from sales of software and imaging products.  The cost of these sales totaled $126,299.  Gross profit was $193,010.  The Company’s net loss was $3,951,743, of which $3,231,291 was the loss from operations.

Revenue for the years ending December 31, 2006 and 2005 was $319,309, and $1,722,984, respectively, a decrease of $1,403,675. During 2006, the Company did not receive the benefit of revenue attributable to its sales of imaging products, as it had since the acquisition of ETP in mid-2005. Revenue and gross profit from imaging products totaled $1,702,128 and $54,915, respectively in 2005. Due to pricing concerns in the marketplace, ETP had discussions with Fuji for several months concerning the pricing of the imaging products to be supplied under a Supply Agreement dated as of September 27, 2005. Because the parties were unable to agree on mutually acceptable pricing for such products, ETP submitted a notice of termination that became final on July 14, 2006 (see Note 14 to the Notes to the Consolidated Financial Statements).   Management has not made any decision as to whether ETP will discontinue the imaging-products portion of its business.

Net revenue from the sale of software products for the years ending December 31, 2006 and 2005 were $305,435 and $20,856, respectively, an increase of $284,579 and is reflective of the Company’s increased distribution channels for its software product line. Irrespective of the overall decline in revenue, gross profit increased $121,406 in 2006 from the prior year primarily as a result of the higher margins generated by the sale of software products.

Factors contributing to the Company’s loss were an increase in compensation costs and selling expenses as the Company geared up to bring its software products to market as well as absorption of additional staff from its acquisition of ETP. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $ 1,851,500 and $ 924,286 for the years ended December 31, 2006 and 2005, respectively, an increase of $927,214. Approximately $398,000 of this increase reflects costs associated with the signing of five employment contracts since the second quarter of 2005 as well as the addition of ETP personnel. An additional $346,000 is attributable to the Company’s adoption of FAS 123 (R) to account for share-based compensation and $50,000 reflects bonuses earned by an officer in connection with certain liquidity milestones being met. Approximately $24,000 of this increase reflects compensation costs associated with the additional directors added in mid 2005 and approximately $80,000 reflects the corresponding increase in payroll taxes and benefits resulting from the increased headcount.

Selling expenses increased by approximately $145,000 for the years ended December 31, 2006 from the prior year primarily as a result of increased advertising and promotion costs reflecting the Company’s efforts to increase visibility for its products in the marketplace and the addition of several major retailers to the distribution channel.

Website costs and depreciation and amortization expense increased by $27,835 and $171,724, respectively, for the year ended December 31, 2006 from the prior year. This reflects increased spending on IT infrastructure and bandwidth to support increased customer usage as well as the amortization of deferred software development costs for products that were completed and shipped in 2006.

Consulting expense, included in general and administrative expenses, increased approximately $229,000 for the year ended December 31, 2006 from the prior year. This increase is due to Company’s accelerated efforts in designing enhanced packaging and retail display alternatives and expanding distribution channels, approximately $112,000, recruiting fees and financial consulting, approximately $53,000 and in acquiring additional technical expertise in software development and support, approximately $64,000. Costs associated with the testing of our products, included in general and administrative expenses, increased approximately $5,000 for the year ended December 31, 2006 from the prior year which is the result of a full year of product testing and an increased number of products.

Interest expense for the years ending December 31, 2006 and 2005 was $ 749,570 and $209,794, respectively, an increase of $539,776. This increase in interest expense is a result of the Company paying interest on the convertible notes for a full year as well as the increase in the total notes outstanding. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the notes and the discount related to the value of the warrants which totaled approximately $447,000 and $161,000 for the years ending December 31, 2006 and 2005, an increase of $286,000. Additionally, amortization expense from deferred financing costs totaled $91,552 and $6,853 for the years ended December 31, 2006 and 2005, respectively, an increase of $84,699. There was nominal activity of this nature during the year ending December 31, 2005. Interest expense from related parties increased by $24,769 for the year ended December 31, 2006 from the prior year and reflects a corresponding increase in stockholder loans and interest rate.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.

Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2006, the Company had cash and cash equivalents of $129,435 and a working capital deficiency of $1,756,585. Net cash used in operating activities for the year ended December 31, 2006 was $2,264,213. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the year ended December 31, 2006 was $229,099 and is attributable primarily to equipment purchases and software development costs.

Net cash provided from financing activities was $2,495,772 for the year ended December 31, 2006. Cash flow from financing activities was primarily derived from notes and loans payable.

On July 12, 2005, the Company began a private placement to accredited investors of units (“Units”), consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of the Company’s Common Stock exercisable at $0.50 per share, for $10,000 per Unit. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). As of December 31, 2006, the Company has raised a total gross amount of $2,895,000, from the combined offerings.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of December 31, 2006, the Company has raised a total gross amount of $275,000, from these notes. In February 2007, subsequent to the balance sheet date, the Company raised an additional $10,000 from these 10% short term promissory notes. As of March 30, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five year term and bears interest at a rate of 8.15% per annum.

In February 2007, subsequent to the balance sheet date, the Company sold an aggregate of 400,763 shares of its Series A Preferred Stock and warrants to purchase an aggregate of 1,001,908 shares of the Company’s common stock at an exercise price of $.26 per share, receiving proceeds totaling $1,050,000.

While the Company has been successful in raising financing from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed.", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2006 and 2005, the Company capitalized $195,822 and $434,866 of software development costs for its new product Sentry Predator Locator. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2006 and 2005 was $260,016 and $124,787, respectively.

The Company continually strives to enhance and improve the functionality of its software products. As such all new programming must be tested, even if it is only a small component of a larger existing element of the software, before being released to the public. Testing is an ongoing process and generally occurs in three areas. First, upgrades and enhancements are done on a continual basis to prolong the lifecycle of the products and as new enhancements and upgrades are completed, each item must be tested for performance and function. Testing is also performed to assure that new components do not adversely affect existing software. Finally, as with all software, testing must assure compatibility with all third party software, new operating systems and new hardware platforms. Testing expenses for the years ended December 31, 2006 and 2005 were $30,818 and $25,342, respectively.

New Accounting Principles Adopted:

Stock-based Compensation: Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Recent Accounting Pronouncements Affecting The Company:

Statement of Financial Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”)

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement carries forward without change, the guidance contained in APB No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement had no effect on the Company’s consolidated financial statements.

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on November 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on our financial statements.

RISK FACTORS

RISKS RELATED TO SEARCHHELP

IF WE CONTINUE OUR HISTORY OF LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We incurred net losses of $3,951,743 in 2006. Since inception, we have an accumulated deficit of $10,898,029. As a result, as of December 31, 2006, we had a stockholders’ deficit of $1,450,232 and a working capital deficiency of $1,756,585. We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue earning a significant amount of revenues or making a profit. If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.

a)	WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

The report of our independent auditors for the fiscal year ended December 31, 2006 was issued under the assumption that we would continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2006, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2006, that such results raised substantial doubts about our ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-KSB do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

Management believes that sales of our Sentry software products represent the principal opportunity for SearchHelp at this time. However, aggregate sales of our software products from their launch through December 31, 2006 have so far generated only approximately $326,000 in net revenues. Therefore, we have been relying on capital raised by issuing notes and by the sale of stock. Between July 2005 and December 31, 2006, we raised an aggregate of $2,895,000 from the sale of 10% convertible notes and warrants. On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. As of March 30, 2007, the Company has raised a total gross amount of $285,000, from these notes. In February 2007, the Company sold an aggregate of 400,763 shares of its Series A Preferred Stock and warrants to purchase an aggregate of 1,001,908 shares of the Company’s Common Stock, at an exercise price of $.26 per share, receiving proceeds totaling $1,050,000. Until the time that our software sales provide sufficient cash flow, we will depend on being able to obtain sufficient alternative funding. If we are not able to raise funds, we may not be able to successfully develop and market our products and our business will most likely fail.

AS WE RAISE ADDITIONAL CAPITAL BY SELLING SECURITIES, YOUR PERCENTAGE OWNERSHIP INTEREST IN SEARCHHELP WILL LIKELY BE REDUCED.

The raising of additional financing would in all likelihood result in dilution or reduction in the value of our securities. Our ability to operate is dependent upon obtaining sufficient capital. Accordingly, we anticipate that we will, at the appropriate time, increase our capital base, which increase may include the sale of securities with a priority to the common stock. These sales will reduce your percentage of ownership.

OUR INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD SERIOUSLY HARM OUR BUSINESS AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PRODUCTS

We believe that our future success will depend on the abilities and continued service of our senior management and executive officers, particularly our Chief Executive Officer and Chief Operating Officer and those persons involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and market our products and other future products being developed.

OUR SENTRY PARENTAL CONTROL SOFTWARE TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL.

Our initial success will depend almost entirely upon the acceptance of our products and services by parents with children under the age of 17, elementary and middle schools, media companies and households. Market acceptance will depend upon several factors, particularly (i) the determination by parents that they need and want to monitor and protect their children while on the Internet and (ii) the determination by schools that they want to educate and inform families about the need for monitoring and knowing what their children do while on the Internet. A number of factors may inhibit acceptance, including (i) the existence of competing products, (ii) our inability to convince families that they need to pay for the products and services that we will offer, or (iii) failure by households and service companies to use our products. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business and chances for success.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

IF WE DO NOT CONTINUALLY UPDATE OUR PRODUCTS, THEY MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES.

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on the continuing development of our technologies and products. We cannot assure you that we will be able to keep pace with technological advances or that our products will not become obsolete. We cannot assure you that competitors will not develop related or similar products and bring them to market before we do, or do so more successfully, or that they will not develop technologies and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

OUR BUSINESS IS CONCENTRATED, MAKING OUR OPERATIONS SENSITIVE TO ECONOMIC FLUCTUATIONS.

Because of our extremely limited financial resources, it is unlikely that we will be able to further diversify our operations. Therefore, we will be subject to economic fluctuations within our industry. If our business does not succeed, you could lose all or part of your investment.

IF WE DO NOT SUCCEED IN OUR EXPANSION STRATEGY, WE MAY NOT ACHIEVE THE RESULTS WE PROJECT.

Our business strategy is designed to expand the sales of our products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also can not be certain when, if ever, we will be able to hire the appropriate marketing personnel and to establish additional merchandising relationships.

OUR OFFICERS AND DIRECTORS ENJOY LIMITED LIABILITY AGAINST LAWSUITS.

SearchHelp is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

RISKS RELATED TO OUR SECURITIES

WE HAVE BROAD DISCRETION TO USE THE OFFERING PROCEEDS.

All of the net proceeds from issuing notes and from the sale of stock are anticipated to be used for working capital, including support of our expansion plans. Thus, our management will have sole discretion over how these proceeds are used. We cannot assure you that the proceeds will be invested to yield a favorable return.

ISSUANCE OF PREFERRED STOCK COULD HURT HOLDERS OF COMMON STOCK.

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. In February 2007, SearchHelp issued 400,763 shares of preferred stock and may issue additional shares of preferred stock at any time. The rights of future preferred stockholders could delay, defer or prevent a change of control of SearchHelp, even if the holders of Common Stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

OUR STOCK PRICE HAS BEEN VOLATILE.

Our stock price fluctuated between $0.26 and $0.65 during 2006. The price of a security may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

•	Technological innovations or commercialization of new products by our competitors;
•	The release of research reports by securities analysts;
•	Disputes concerning patents or proprietary rights;
•	Financial results of other firms, particularly those in our industry, and
•	Economic and other external factors.

OUR SHARES ARE CLASSIFIED AS “PENNY STOCK” AND BECAUSE “PENNY STOCK” RULES WILL APPLY, YOU MAY FIND IT DIFFICULT TO SELL YOUR SHARES.

A “penny stock” is a common stock that is not listed on a national securities exchange and trades for less than $5.00 per share. Additional disclosure is required in connection with trades in a penny stock. These disclosure requirements may have the effect of reducing the level of trading activity in our common stock, making the market for the shares of common stock illiquid.

THERE WILL BE A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE AND THIS MAY HURT THE MARKET PRICE OF THE SHARES

The market price of shares of common stock could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  At March 30, 2007, we had a total of 38,444,934 shares of common stock outstanding, but there were also 25,510,424 shares that could be acquired upon the conversion or exercise of outstanding notes, options and warrants. Upon the conversion or exercise of these securities, your interest in SearchHelp will be diluted.

WE HAVE NEVER PAID ANY CASH DIVIDENDS

SearchHelp has never paid any cash dividends on its shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

ITEM 7. FINANCIAL STATEMENTS

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

FINANCIAL STATEMENTS:

Page No.
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2006 & 2005	F-2 - F-3

Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005	F-4

Consolidated Statement of Stockholders' Equity (Deficit)
For the Years ended December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SearchHelp, Inc.

Syosset, New York

We have audited the accompanying consolidated balance sheets of SearchHelp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows listed in the accompanying index for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lazar, Levine and Felix LLP

New York, New York
April 5, 2007

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Current assets:
Cash	$129,435	$126,975
Accounts receivable less allowance for doubtful accounts of $52,395 and $37,955, respectively	250,085	153,614
Inventories	190,637	29,904
Prepaid expenses	17,897	78,746
Total current assets	588,054	389,239

Property and equipment - net	108,507	1,283

Other assets:
Software development costs, less accumulated amortization of $691,103 and $431,087, respectively	502,063	566,256
Amortizable intangible assets, less accumulated amortization of $106,068 and $41,136, respectively	527,432	592,364
Deferred finance costs, less amortization of $91,552 and $6,853, respectively	199,934	47,347
Goodwill	536,081	536,081
Security deposit	13,454	6,155

Total other assets	1,778,964	1,748,203

Total assets	$2,475,525	$2,138,725

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2006	2005
Current liabilities:
Note payable - bank	$54,697	$50,000
Current portion of long term debt and capital leases	18,879	50,000
Current portion of 10% convertible notes payable - net of discount of $32,882	590,118	-
Short term bridge notes payable - net of discount of $70,725	204,275	-
Due to stockholders	895,491	899,499
Due to affiliates	59,657	61,257
Deferred revenue, net of discount of $0 and $2,973, respectively	48,832	4,470
Accounts payable	269,713	179,200
Accrued expenses	202,977	146,982
Total current liabilities	2,344,639	1,391,408
Other liabilities:
10% convertible notes payable - net of discount of $781,360 and $125,333, respectively, net of current portion	1,490,640	497,667
Obligations under capital lease, net of current portion	65,929	-
Note payable - equipment, net of current portion	16,111	50,000
Deferred rent	8,438	-
Total liabilities	3,925,757	1,939,075
Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
Issued and outstanding - 0 shares	-	-
Common stock - $.0001 par value, authorized - 250,000,000 shares
Issued and outstanding -38,152,636 and 37,022,556 shares, respectively	3,815	3,702
Additional paid-in capital	9,443,982	7,802,030
Deferred compensation	-	(659,796)
Accumulated deficit	(10,898,029)	(6,946,286)
Total stockholders' equity (deficit)	(1,450,232)	199,650
Total liabilities and stockholders' equity (deficit)	$2,475,525	$2,138,725

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues
Imaging	$13,874	$1,702,128
Software	483,856	26,901
Less discount on sales	(178,421)	(6,045)
Total Revenues	319,309	1,722,984

Cost of Sales
Imaging	8,414	1,647,213
Software	117,885	4,167
Total Cost of Sales	126,299	1,651,380

Gross Profit	193,010	71,604

Operating expenses
Selling	280,333	134,653
Web site costs	69,012	41,177
General and administrative	2,736,857	1,554,034
Write off of asset for impairment	-	1,750,000
Depreciation and amortization	338,099	166,375
Total operating expenses	3,424,301	3,646,239

Loss from operations	(3,231,291)	(3,574,635)

Other Expenses (Income)
Interest	749,570	209,794
Interest - related party	62,280	37,511
Recovery from settlement	(100,000)	-
Other (income)	(82,950)	(48,468)
Amortization of deferred financing costs	91,552	6,853
Total other expenses (income)	720,452	205,690

Net loss	$(3,951,743)	$(3,780,325)

Per share data
Loss per share - basic and diluted	$(0.11)	$(0.12)

Weighted average number of
shares outstanding basic & diluted	37,634,229	31,957,004

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

			Additional			Total Stockholders' Equity
	Common Stock		Paid-In	Accumulated	Deferred	(Capital
	Shares	Amount	Capital	Deficit	Compensation	Deficiency)
Balance at January 1, 2005	28,485,033	$2,848	$4,816,526	$(3,165,961)	$-	$1,653,413
Officers waiver of salaries	-	-	49,222			49,222
Cancellation of Advisory Board stock	(90,000)	(9)	(64,179)			(64,188)
Common stock issued to a director	200,000	20	49,980			50,000
Compensatory value of stock options issued for services rendered officer			131,000			131,000
Intrinsic value of stock options issued per employment contracts	-	-	840,000		(659,796)	180,204
Net proceeds from sale of securities	860,000	86	214,914			215,000
Common stock issued for ETP purchase	4,000,000	400	999,600			1,000,000
Common stock issued for services	130,000	13	40,312			40,325
Compensatory value of stock options issued for services rendered	-		20,500			20,500
Compensatory value of the exercise of warrants - BNC & ECT	1,637,523	164	(164)			-
Common stock issued for AAA purchase	1,500,000	150	374,850			375,000
Issuance of securities as partial payment for settlement	300,000	30	23,970	-	-	24,000
Discount on debt	-	-	301,069			301,069
Compensatory value of stock options issued to Advisory Board Members	-	-	4,430			4,430

Net loss	-	-	-	(3,780,325)	-	(3,780,325)
Balance at December 31, 2005	37,022,556	3,702	7,802,030	(6,946,286)	(659,796)	199,650

Common stock issued in connection with bridge loans	275,000	27	81,198			81,225
Common stock issued as interest on debt	108,969	11	35,535			35,546
Common stock issued for services	146,111	15	54,554			54,569
Common stock issued for satisfaction of loans	600,000	60	179,940			180,000
Discount on debt	-	-	1,188,700			1,188,700
Fair value of warrants issued for services			68,142			68,142
Net loss				(3,951,743)		(3,951,743)
Option expense			693,679			693,679
Reclassification of deferred compensation			(659,796)	-	659,796	-

Balance at December 31, 2006	38,152,636	$3,815	$9,443,982	$(10,898,029)	$-	$(1,450,232)

See notes to consolidated financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(3,951,743)	$(3,780,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	44,362	(318,984)
Stock and options issued for services	122,711	-
Stock issued for debt service	35,546	-
Recovery from settlement	(100,000)	-
Write off of asset for impairment	-	1,750,000
Compensatory element of stock options	693,679	435,492
Depreciation	13,150	453
Amortization of deferred financing costs	91,552	6,853
Amortization of software development costs	260,016	124,787
Amortization of intangible assets	64,932	41,135
Amortization of beneficial conversion feature	253,624	175,736
Amortization of debt discount	256,664	-
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(110,912)	173,095
Allowance for doubtful accounts	14,440	37,955
Inventories	(160,727)	(29,904)
Prepaid expenses	60,847	125,161
Security deposit and other assets	(7,299)	(4,000)
Deferred rent	8,438	-
Accounts payable and accrued expenses	146,507	366,710
Total adjustments	1,687,530	2,884,489

Net cash used in operating activities	(2,264,213)	(895,836)

Cash flows from investing activities:
Equipment purchases	(33,277)
Acquisition expenses less cash acquired	-	(41,984)
Capitalized software costs	(195,822)	(59,866)
Net cash used in investing activities	(229,099)	(101,850)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (Continued)

	2006	2005

Cash flows from financing activities:
Net borrowings from stockholder	175,992	387,858
Payment of due to affiliates	(1,600)	(36,179)
Proceeds from convertible notes payable	2,272,000	623,000
Proceeds from (payments of) bridge notes payable	275,000	(13,827)
Proceeds from note payable - equipment	21,262	-
Payments of note payable - equipment	(1,461)	-
Payments under capital lease	(5,979)	-
Proceeds of notes payable - bank	4,697	550
Proceeds from sale of securities	-	215,000
Deferred financing costs	(244,139)	(54,200)
Net cash provided by financing activities	2,495,772	1,122,202

Net increase in cash	2,460	124,516

Cash at beginning of period	126,975	2,459

Cash at end of period	$129,435	$126,975

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$190,921	$34,049

Supplemental Schedules of Noncash Investing
and Financing Activities:
Stockholder loans converted to common stock	$180,000	$-
Common stock and options issued for services	$122,711	$221,325
Computer equipment under capital lease	$87,098	$-
Discount related to note payable - warrant value and beneficial conversion feature	$1,188,700	$213,119

Discount related to bridge note payable - restricted stock value	$81,225	$-

The company purchased all the capital stock of E-top-Pics, Inc. as of June 8, 2005. In conjunction with the acquisition, liabilities were assumed as follows:
Fair Value of Assets Acquired		$1,792,972
Common stock issued for capital stock		(1,000,000)
Acquisition related expenses		(79,338)
Liabilities assumed		$713,634

Common stock issued for intangible assets of AAA		$375,000

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. The Company is organized as a single reporting unit and believes that it operates as a single business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,951,743 and $3,780,325 for the years ended December 31, 2006 and 2005, respectively. In addition, the Company has negative working capital of $1,756,585 and an accumulated deficit of $10,898,029 at December 31, 2006.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing or acquiring parental control products and services and selling these products and services through a well developed retail channel as well as directly on-line and with OEM and affiliate partners.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During 2006, the Company raised $2,272,000 from the private placement of convertible notes and warrants as well as an additional $275,000 from 10% short term promissory notes. For the period from January 1, 2007 to April 5, 2007, subsequent to the balance sheet date, the Company raised $1,050,000 from the private placement of 7% convertible preferred stock and warrants as well as an additional $10,000 from 10% short term promissory notes. As of April 5, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

The accompanying financial statements for the years ended December 31, 2006 and 2005 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

(b) Revenue Recognition:

The Company recognizes revenues in accordance with the SEC, Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via three distinct methods: direct non- consignment sales, consignment sales and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist; (ii) revenue from consignment sales of software is recognized when proof of sale to the end user is received; (iii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

(c) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2006 and 2005 have been excluded from the per share computations:

	December 30,
	2006	2005
2004 Stock Plan Options	1,450,000	1,940,590
Other Stock Options	8,270,000	6,382,500
Convertible Notes Payable	6,962,500	1,557,500
Warrants	8,231,424	5,743,800

(e) Stock Based Compensation:

Effective January 1, 2006, the Company’s 2004 Stock Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $162,410 and $45,990 for the years ended December 31, 2006 and 2005, respectively.

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2006 and 2005.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2006 and 2005, the Company capitalized $195,822 and $434,866 of software development costs for its new product Sentry Predator Locator. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2006 and 2005 was $260,016 and $124,787, respectively.

(h) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $52,395 and $37,955 at December 31, 2006, and 2005, respectively.

(j) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, due to shareholders and obligations under capital leases. The carrying amounts of accounts receivable, inventories, and accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The carrying value of due to shareholders reflects fair value as the terms reflect market conditions at each balance sheet date. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

(k) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company from time to time may maintain cash balances, which exceed the Federal Depository Insurance Coverage limit. The Company performs periodic reviews of the relative credit rating of its bank to lower its risk. Concentrations of credit risk with respect to accounts receivable are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.

(l) Inventories:

The Company's inventory consists entirely of finished, packaged software products and is valued at lower of cost or market price. Cost is determined on a first-in, first-out (“FIFO”) basis.

(m) Deferral of Certain Revenue and Gross Margins:

Direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment. However, the Company defers a portion of revenues and gross margin, currently estimated at 25%, from direct non- consignment sales if return privileges exists. The Company has deferred recognition of revenues and gross margin amounting to $48,832 and $44,589, respectively as of December 31, 2006.

(n) Shipping and Handling Costs:

The Company’s shipping and handling costs are included in cost of sales for all periods presented. Shipping and handling costs were $44,262 and $636 for the years ending December 31, 2006, and December 31, 2005, respectively.

(o) Fixed Assets and Depreciation:

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided for over the estimated useful lives of the related asset using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and fixtures	5 years
Data processing equipment	3 to 5 years
Telecommunication equipment	5 years
Purchased software	3 years

(p) Goodwill:

Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting unit at each balance sheet date. No impairment charges resulted from this evaluation for the years ended December 31, 2006 and 2005 since the fair value of the reporting unit exceeded the carrying amount.

(q) Intangible assets and Amortization:

The Company's intangible assets as of December 31, 2006 and 2005 consisted of:

			December 31, 2006		December 31, 2005
	Gross	Estimated Life	Accumulated Amortization	Net	Accumulated Amortization	Net
Covenant not to compete	$8,800	3 years	$4,579	$4,221	$1,646	$7,154
Licenses	4,700	-	4,700	-	4,700	-
Customer Relationships	620,000	10 years	96,789	523,211	34,790	585,210
Total	$633,500		$106,068	$527,432	$41,136	$592,364

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. The amortization expense for the years ended December 31, 2006 and 2005 was $64,933 and $41,135, respectively. Amortization expense for 2007, 2008, 2009, 2010 and 2011 is estimated to be $64,900, $64,900, $64,900, $63,600 and $62,000, respectively.

(r) Deferred Financing Costs:

The Company incurred financing costs related to its borrowings. Such costs are deferred and amortized generally by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount is written off in the statement of operations. The Company amortized $91,552 and $6,853 of deferred financing costs for the years ended December 31, 2006 and 2005, respectively.

(s) Recently Issued Accounting Pronouncements Affecting The Company:

Statement of Financial Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”)

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement carries forward without change, the guidance contained in APB No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement had no effect on the Company’s consolidated financial statements.

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 effective January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will evaluate whether the adoption will have any impact on your financial statements.

(t) Reclassifications:

Prior year amounts have been reclassified to make them comparative with the current year’s presentation.

NOTE 3 - EMPLOYEE STOCK COMPENSATION

The Company’s 2004 Stock Plan (the “Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation. All stock options under the 2004 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date. Additionally, the Company grants options and shares to its employees outside the Plan.

Accounting for Employee Awards:

Effective January 1, 2006, the Company’s Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123(R), the Company's results for the year ended December 31, 2006 include share-based compensation expense totaling $665,639 which has been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. A total of $311,204 of stock compensation expense for employee options was recorded under APB No. 25 in the Consolidated Statements of Operations for the year ended December 31, 2005.

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

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the year ending December 31, 2006, the assumptions made in calculating the fair values of options are as follows:

For the Year ended
December 31, 2006
Expected term (in years)	5
Expected volatility	88.83% - 99.55%
Expected dividend yield	0%
Risk-free interest rate	4.34% - 5.25%

Accounting for Non-employee Awards:

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to utilize the additional guidance set forth in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”).

Stock compensation expense related to non-employee options was approximately $28,000 and $4,000 for the years ended December 31, 2006, and 2005, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year.

For the Year ended
December 31, 2005

Net loss attributable to common stockholders, as reported	$(3,780,325)
Add: Stock-based compensation included in reported net loss	311,204
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (no tax effect)	(205,215)
Pro forma net loss attributable to common stockholders	$(3,674,336)
Net loss per share:
Basic and diluted loss per share - as reported	($0.12)
Basic and diluted loss per share - pro forma	($0.11)

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The assumptions made in calculating the fair values of options are as follows:

For the Year ended
December 31, 2005
Expected term (in years)	5
Expected volatility	99.88% - 112.67%
Expected dividend yield	0%
Risk-free interest rate	3.890% - 4.66%

There were 2,280,000 and 6,020,000 employee stock options granted in the years ended December 31, 2006 and 2005, respectively. The following table represents our stock options granted, exercised, and forfeited during 2006 and 2005.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2005	2,245,590	$0.46
Granted	6,120,000	$0.36
Exercised	(35,000)	$0.47
Forfeited/expired	(7,500)	$0.70
Outstanding at December 31, 2005	8,323,090	$0.38
Granted	2,280,000	$0.35
Exercised	-	-
Forfeited/expired	(883,090)	$0.43
Outstanding at December 31, 2006	9,720,000	$0.32	3.299	$365,000
Exercisable at December 31, 2006	5,753,333	$0.27	3.150	$248,333

The fair value of the 2,280,000 employee stock options granted in the year ended December 31, 2006 was $594,200. As of December 31, 2006, there was $871,227 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - ACQUISTION OF E-TOP-PICS, INC.

SearchHelp, Inc. completed its acquisition of E-Top-Pics, Inc. (“ETP”) pursuant to the terms of a Stock Purchase Agreement dated as of June 8, 2005. SearchHelp acquired 100% of the capital stock of E-Top-Pics, Inc. in exchange for 4 million shares of SearchHelp restricted common stock for an aggregate purchase price of $1 million which was the aggregate fair value of 4 million shares at $0.25 per share. Including approximately $79,000 for accounting and legal expenses directly related to the acquisition, the total purchase price was approximately $1,079,000. The business combination has been accounted for as a purchase in accordance with SFAS No. 141 allocating the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation resulted in recording intangibles of $633,500 and goodwill of $536,081. For the years ended December 31, 2006 and 2005, amortization expense of $64,933 and $41,135 was charged, respectively.

The following unaudited pro forma financial information for the year ended December 31, 2005 presents the combined results of operations of the Company and ETP as if the acquisition had occurred at January 1, 2005, the date of the earliest period presented. The pro forma results presented below for 2005 combine the results of the Company for 2005 and historical results of ETP from January 1, 2005 through December 31, 2005. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

For the Year Ended December 31 2005,
Revenues	$2,169,953
Net Loss	(3,739,587)
Loss per share - basic and diluted	$(0.12)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include the 4 million shares issued in the acquisition of ETP, as if these shares had been outstanding as of the beginning of the earliest period presented.

NOTE 5 - ACQUISTION OF AMBER ALERT INC.

On November 4, 2005, the Company concluded an exchange agreement with Amber Alert Agent, Inc., (“AAA”) and the former stockholders of AAA. The Company issued 1,500,000 restricted shares of its common stock in exchange for 100% of AAA capital stock. The stock is being held in escrow until the delivery of the product and services are made to the Company (see Note 17a). The Company has accounted for this transaction as an asset acquisition valued at $375,000 ($0.25 x 1,500,000 shares), and has reflected the consideration under software development costs on the balance sheet. In addition, the Company has reserved an aggregate of 51,000 shares for future issuance to the former stockholders of AAA as non-compete consideration. AAA was inactive during the years ended December 31, 2006 and 2005.

NOTE 6 - PROPERTY AND EQUIPMENT.

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2006	2005
Furniture and fixtures	$3,780	$3,780
Data processing equipment	96,718	-
Telecommunication equipment	21,262	-
Purchased software	2,395	-
	124,155	3,780
Less: accumulated depreciation	(15,648)	(2,497)
	$108,507	$1,283

Depreciation charged to operations amounted to $13,150 and $453 for the years ended December 31, 2006 and 2005, respectively. Property and equipment include gross assets acquired under capital leases of $87,098 at December 31, 2006. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 7 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At December 31, 2006 and 2005, $49,697 and $50,000 of the line has been utilized, respectively. At December 31, 2006, $5,000 of the overdraft privilege has also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.50% at December 31, 2006 and 9.38% at December 31, 2005). Interest of $3,778 and $4,274 was charged to operations for the years ended December 31, 2006 and 2005, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $36,000 at December 31, 2006.

NOTE 8 - NOTE PAYABLE - EQUIPMENT

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five-year term with monthly payments of $433 including interest at the rate of 8.15% per annum and is secured by the equipment purchased. The outstanding balance at December 31, 2006 was $19,801 of which $3,690 is included in current liabilities. Future principal payments under the secured loan payable as of December 31, 2006 for each of the next five years are $3,690, $4,002, $4,340, $4,708 and $3,354, respectively.

NOTE 9 - OBLIGATIONS UNDER CAPITAL LEASE

On July 17, 2006 the Company entered into an equipment lease agreement with Citicorp Vendor Finance for the purchase of $87,098 of computer equipment related to the Company’s products. The lease has a five-year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated useful lives. Depreciation for assets under capital leases amounted to $7,984 and is included in depreciation expense for the year ended December 31, 2006.

The following is a summary of assets held under capital leases:

December 31, 2006
Data processing equipment, servers and routers	$87,098
Less: Accumulated depreciation	(7,984)
$79,114

Minimum future lease payments under the capital lease as of December 31, 2006 for each of the next five years and in the aggregate are:

Year ending	Amount
December 31, 2007	$21,322
December 31, 2008	21,322
December 31, 2009	21,322
December 31, 2010	21,322
December 31, 2011	12,438
Total minimum lease payments	97,726
Less: Amount representing interest	(16,608)
Present value of net minimum lease payments	81,118
Less: current portion	(15,189)
Long term portion	$65,929

NOTE 10 - 10% CONVERTIBLE NOTES PAYABLE

On July 12, 2005, the Company began a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company closed this offering on December 8, 2005 and began a new offering on December 19, 2005, offering the same securities on substantially the same terms as the prior offering, except for an exclusive placement agent provision for 45 days and a change in the fee structure (instead of 10% commission the placement agent received 8% commission and placement warrants). The Company raised a gross amount of $623,000 for the year ended December 31, 2005 from the combined offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The warrant value was $87,950. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $213,119. The resulting discount was amortized using the straight line method to January 31, 2006, which was the earliest date at which conversion could occur. For the year ended December 31, 2005, an aggregate of $175,736 was charged to interest expense.

For the year ended December 31, 2006, the Company raised a gross amount of $2,272,000 from the unit offering. The warrant value was $599,380 and was recorded as a discount to the notes. A total amount of $246,163 was accreted as interest expense during the year ended December 31, 2006. When comparing the fair value of the notes to the note value there was a beneficial conversion feature of $589,319. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the year ended December 31, 2006, an aggregate of $253,624 was charged to interest expense which included $49,204 of unamortized beneficial conversion from December 31, 2005.

As reflected on the balance sheet at December 31, 2006 and December 31, 2005, the note value, net of discount, was $2,080,758 and $497,667, respectively.

Future principal payments under the 10% convertible notes payable as of December 31, 2006 for each of the next two years and in the aggregate are:

Year ending	Amount
December 31, 2007	$623,000
December 31, 2008	2,272,000
Total principal payments	2,895,000
Less discount	(814,242)
Total, net of discount	2,080,758
Less current portion	590,118
Long term portion	$1,490,640

NOTE 11 - SHORT TERM BRIDGE NOTES PAYABLE

On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders received restricted shares of the Company’s common stock equal to the face value of their note. Additionally, these notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer.

For the year ended December 31, 2006, the Company raised a gross amount of $275,000 from these promissory notes and issued 275,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (due to the restriction), for an aggregate total of $81,225 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital. This discount is accreted over the one year life of the note using the straight line method. For the year ending December 31, 2006, an aggregate of $10,500 was charged to interest expense.

In February 2007, subsequent to the balance sheet date, the Company raised an additional $10,000 from 10% short term promissory notes. As of April 5, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

NOTE 12 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES

(a) Due to stockholders

At December 31, 2006 and December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $617,500 and $754,500, respectively, for working capital advances made to the Company. For the year ended December 31, 2006 and 2005, interest expense was charged in the amounts of $62,280 and $37,511 respectively. On March 10, 2006, Mr. Bozsnyak converted $180,000 of loans into 600,000 restricted shares of the Company’s common stock. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 7. At December 31, 2006, $107,792 in accrued interest was due to Mr. Bozsnyak.

At December 31, 2005, $87,639 was owed for unpaid salaries to Mr. Bozsnyak and Debbie Seaman, the Company’s former President. On December 31, 2006, Mr. Bozsnyak and Ms. Seaman waived any and all claims.

The Company also owed Mr. Bozsnyak $6,917 and $39,481 as of December 31, 2006 and December 31, 2005, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2006, Brian O’Connor, a shareholder and director, is owed $1,367 for travel expenses incurred on behalf of the Company. The Company owed Joseph Carrizzo, a shareholder and former President and director of the Company $1,128 for unreimbursed expenses at December 31, 2005. The Company’s former securities counsel, a shareholder, is owed $ 13,976 at December 31, 2005 for unpaid legal services.

At December 31, 2006, $108,415 was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Carrizzo and Mr. O’Connor. An additional $50,000 was owed to Mr. Carrizzo for bonuses earned in connection with certain liquidity milestones being met.

At December 31, 2006 and December 31, 2005, the Company owed $3,500 and $2,775, respectively, to the chairman of the audit and compensation committees, who is a shareholder.

 (b) Due to affiliates

The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2006 and December 31, 2005, the Company owed one of these affiliates $59,657 and $61,257, respectively.

(c) Due from affiliate

The Company outsourced the management of ETP’s sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of December 31, 2006 and December 31, 2005, this entity owed the Company $37,955, which has been fully reserved as uncollectible. This license agreement expired on December 31, 2005 and was not renewed.

NOTE 13 - ECONOMIC DEPENDENCY

The Company sells its products through distributors to major retailers throughout the United States. At December 31, 2006, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 67% of total accounts receivable in the aggregate. At December 31, 2005, one customer accounted for 92% of total accounts receivable. The Company maintains adequate reserves for potential credit losses and such losses have been minimal and within management’s estimates.

In 2006, the four largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 71% of total sales in the aggregate. In 2005, the single largest customer accounted for 89% of sales.

In 2006, the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

NOTE 14 - LICENSING AGREEMENTS WITH FUJI PHOTO USA

On September 27, 2005, the Company’s wholly owned subsidiary ETP, signed a supply agreement with Fuji Photo Film, USA, Inc. (“Fuji”) to purchase Instax film and cameras. The contract term was for two years. ETP was obligated to purchase 1.8 million packs of film and 180,000 cameras during the first year of the agreement. ETP was obligated to purchase 4.3 million packs of film and 430,000 Instax cameras by December 31, 2007. This agreement could be terminated by either party prior to the expiration date by written notice.

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

The termination of the Supply Agreement means that ETP will not be required to meet the minimum purchase quantities specified in the agreement, but ETP is obligated by the terms of the agreement to consummate the purchase of products ordered prior to termination. ETP and Fuji are continuing their discussions concerning the disposition of such products. Management believes that these discussions will result in pricing terms that will enable ETP to liquidate the inventory without having a material adverse effect on the Company’s financial statements.

NOTE 15 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended
	December 31,
	2006	2005

Deferred Tax Assets:
Accounts Receivable	$20,400	$14,800
Option Expense	439,800	169,600
Net Operating Losses	3,784,600	2,521,400
Valuation Allowances	(4,244,800)	(2,705,800)

Net Deferred Tax Asset	$0	$0

At December 31, 2006 and 2005, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0. The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $9,700,000 at December 31, 2006 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2026.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2006	2005
U.S Federal income tax statutory rate	34.0%	34.0%
State income tax, net of federal income tax benefit	5.0%	5.0%
Deferred tax asset allowance	(39.0%)	(39.0%)
Effective tax rate	(0.0%)	(0.0%)

NOTE 16 - EQUITY TRANSACTIONS.

In April 2005, management disbanded the Advisory Board due to inactivity. As a result 90,000 shares of common stock were returned to the transfer agent. In April 2005, an entry was made to operations crediting Advisory Board consulting for $45,500 with a corresponding debit to additional paid-in capital. On April 1, 2005, an additional entry was made to operations crediting Advisory Board consulting for of $18,688 with a corresponding debit to additional paid-in capital.

On April 12, 2005, the Company issued 200,000 restricted common shares to a Director, who also serves as the chairman of the audit and compensation committees. These shares were valued at the fair market value on the date of grant $0.25. $50,000 was charged to operations with a corresponding entry to additional paid in capital.

On May 10, 2005, the Company, through a private sale, sold 860,000 restricted common shares at a purchase price of $.25 per share and received net proceeds of $215,000.

On June 8, 2005, the Company issued 4 million shares of restricted common stock, pursuant to the terms of a Stock Purchase Agreement, for its acquisition of ETP. The Company recorded a fair value of the purchase of $1 million which was the aggregate fair value of 4 million shares at $0.25 per share.

On June 15, 2005, the Company hired a public relations firm to provide services. The firm was paid $500 and issued 130,000 shares of the Company's restricted common stock. The Company recorded this restricted stock transaction at a value of $40,325, using the Black Scholes valuation method. The Company recorded this as a prepayment and amortized the expense over the contract life of one year.

On October 25, 2005, BNC exercised its warrant for 1,725,000 shares of the Company's common stock on a cashless basis at an exercise price of $0.12 per share and the Company issued 1,097,727 shares of common stock.

On November 4, 2005, the Company issued 1.5 million shares of common stock for the acquisition of Amber Alert Agent, Inc. The Company recorded $375,000 for the fair value of the asset purchase which was the aggregate fair value of 1.5 million shares at $0.25 per share. The stock is being held in escrow until completion of certain deliverables under the contract is achieved. (see Note 17a)

On November 21, 2005, a transferee from ECT exercised ECT's warrant for 575,000 shares of the Company's common stock on a cashless basis for an exercise price of $0.03 per share and, as a result, the Company issued 539,796 shares of common stock.

On December 2, 2005, the Company issued Summit Trading Inc., an investor relations company, 300,000 restricted shares of SearchHelp common stock as part of a settlement agreement. The market value of the stock was $0.40 on the date of issuance. Operations were charged $24,000 as calculated using the Black Scholes valuation method.

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

On July 31, 2006, the Company issued 7,959 restricted common shares to a legal firm in exchange for services. Of these, 3,306 shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. The remaining 4,653 of these shares were valued at the fair market value of $0.44, less an approximate 10% discount (due to the restriction) or at $0.40 per share. A total of $2,953 was charged to operations with a corresponding credit to additional paid in capital.

On August 25, 2006, the Company issued 50,000 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.33 per share. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

On October 4, 2006, the Company issued 26,847 shares of the Company's restricted common stock as payment in kind for interest due for the month of September 2006 on the Company’s 10% convertible notes.

On October 31, 2006, the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (due to the restriction) or at $0.32 per share. A total of $8,100 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 2, 2006, the Company issued 100,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.37, less an approximate 10% discount (due to the restriction) or at $0.33 per share. A total of $33,300 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 8, 2006, the Company issued 50,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.33, less an approximate 10% discount (due to the restriction) or at $0.30 per share. A total of $14,850 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 15, 2006, the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.30, less an approximate 10% discount (due to the restriction) or at $0.27 per share. A total of $6,750 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 16, 2006, the Company issued 37,000 shares of the Company's restricted common stock as payment in kind for interest due for the month of October 2006 on the Company’s 10% convertible notes

On December 6, 2006, the Company issued 45,122 shares of the Company's restricted common stock as payment in kind for interest due for the month of November 2006 on the Company’s 10% convertible notes.

On December 27, 2006, the Company issued 6,400 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.28, less an approximate 10% discount (due to the restriction) or at $0.25 per share. A total of $1,600 was charged to operations with a corresponding credit to additional paid in capital.

On December 29, 2006, the Company issued 75,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.27, less an approximate 10% discount (due to the restriction) or at $0.24 per share. A total of $18,225 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

Warrants:
During 2003, as part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004.

On May 2, 2006, a warrant was issued to an executive recruiter to acquire 40,244 shares of the Company’s common stock at $0.41 per share exercisable for five years as part of the compensation for services rendered in connection with the Company’s recruitment efforts. These shares were valued by using the fair value of goods or services received. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

On May 23, 2006, a warrant was issued to a placement agent to acquire 85,400 common shares at $0.50 per share exercisable for three years as part of the compensation for services rendered in the Company’s private placement of its securities in the December 19, 2005 private placement. A total of $19,642, the fair value of warrant at the date of issue, was capitalized as deferred financing costs with a corresponding credit to additional paid in capital. This amount is being accreted over the remaining life of the notes associated with the placement agent using the straight line method. For the year ending December 31, 2006, an aggregate of $7,366 was charged to amortization expense.

On December 29, 2006, a warrant was issued to an individual to acquire 200,000 shares of the Company’s common stock at $0.27 per share exercisable for five years as part of the compensation for services rendered in connection providing access and introductions to various retail channels for the Company’s products. A total of $32,000, the fair value of warrant at the date of issue, was charged to operations with a corresponding credit to additional paid in capital.

For the year ended December 31, 2006, no warrants were exercised.

NOTE 17 - COMMITMENTS AND CONTINGENCIES.

(a) Legal Proceedings

AmberAlertAgent Development Company, LLC

On February 20, 2007, subsequent to the balance sheet date, SearchHelp was served with a complaint that was filed in the Superior Court of California in San Diego County on February 8, 2007, entitled AmberAlertAgent Development Co., LLC, a California Limited Liability Company; Perkins, Brinson, Ho, LLC, a California Limited Liability Company; Philip Dizon, an individual; Edward Sullivan, an individual; Gil Amelio, an individual; Richard A. Weintraub, an individual; Carl Perkins, an individual; and Duane Brinson, an individual v. Searchhelp, Inc., a Delaware Corporation; and Does 1-20. The claims against the Company arise out of an Exchange Agreement entered into between AmberAlertAgent, Inc. (“AAA”), certain of the plaintiffs and the Company pursuant to which the Company purchased all the issued and outstanding shares of AAA in exchange for 1.5 million shares in the Company. The shares in the Company acquired by the plaintiffs were to be held in escrow until plaintiffs completed the development of software, and provided certain other services, as set forth in a Consulting Agreement between plaintiffs and the Company.

In their Complaint, plaintiffs allege that they have performed all services required to be performed by the parties’ agreements, including the development of the software described in the Consulting Agreement. The Complaint seeks (i) a declaratory judgment that plaintiffs have performed their obligations under the parties’ agreements and are entitled to the release of their shares in the Company from escrow, (ii) an accounting of the profits of the Company and the payment of any amounts due as determined by such an accounting, which the Complaint alleges to be an amount that exceeds $25,000, and (iii) damages, on a quantum meruit claim, in the amount of $330,840, arising out of services purportedly provided by the plaintiffs for which they allegedly were not compensated. The Company disputes each of these claims and, in particular, disputes plaintiffs’ assertion that they have performed the services they were obligated to perform under the parties’ agreements.

The Company contends that the conditions for release of escrow have not been met and that the services were never ordered or required by the Company or the terms of the contract. SearchHelp’s management and legal counsel has reviewed the complaint and the Company believes it to be lacking in merit. Therefore, SearchHelp will defend the litigation vigorously and not only assert any counterclaims it may have, but also seek reimbursement of the costs and fees it incurs in the litigation.

Environmental Commercial Technology Corp.

On February 27, 2006, the Company commenced an action in the Supreme Court of the State of New York, New York County, against Environmental Commercial Technology Corp. ("ECT") and BioNeutral Laboratories Corporation USA ("BNC"), the parent company of ECT. The lawsuit sought remedies in connection with a Participation Agreement entered into between the Company and ECT on February 3, 2004 and a related Settlement Agreement between the Company and BNC on October 20, 2005. The complaint alleged that BNC and ECT failed to perform their obligations to develop a certain mold-remediation compound that was the subject of the Participation Agreement and to make such compound marketable by registering it with the United States Environmental Protection Agency (“EPA”).

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

Pursuant to the 2006 Settlement Agreement, the Company was relieved of its $100,000 payment obligation to BNC. Instead, BNC will withhold the first $100,000 in participatory interest otherwise due to Company.
Furthermore, the 2006 Settlement Agreement limits the number of shares of the common stock of the Company that BNC may sell in any calendar week until all of the remaining shares have been sold.

(b) Leases

The Company signed a new operating lease beginning July 31, 2006 for its corporate office space located in Syosset, New York. The lease has a term of five years and two months and expires on December 31, 2011. The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending	Amount
December 31, 2007	$51,886
December 31, 2008	$53,506
December 31, 2009	$55,182
December 31, 2010	$56,917
December 31, 2011	$43,768

ETP leases office space in Boston, Massachusetts on a month to month basis. The annual rent is $26,970.

Rent expense was $66,557 and $22,270 for the years ended December 31, 2006 and 2005 respectively.

(c) Employment Contracts

On April 26, 2005, Mr. Carrizzo, the Company’s former President, signed a three year employment contract with the Company. Mr. Carrizzo will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Carrizzo was also granted an option to purchase 3,000,000 shares of the Company's stock at a purchase price of $.30 per share. These options were valued at the fair market value on the date of grant. These options vest fully in three years and have a five year life. As of December 31, 2006, 2,000,000 options were vested. Subsequent to the balance sheet date, Mr. Carrizzo resigned from the Company (see Note 18 to the Notes to the Consolidated Financial Statements).

On May 1, 2005, Mr. Bozsnyak, the Company’s Chairman and Chief Executive Officer, signed a new three year employment contract with the Company. Mr. Bozsnyak will receive a base salary of $120,000 per year with a 10% increase each year. Mr. Bozsnyak was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.45 per share. These options were valued at the fair market value on the date of grant. These options vest fully in three years and have a five year life. As of December 31, 2006, 666,667 options were vested. On January 29, 2007, subsequent to the balance sheet date, we amended the terms of Mr. Bozsnyak's employment agreement. Under the terms of the amendment, the term of the employment agreement was extended until December 31, 2009 and beginning on January 1, 2007, Mr. Bozsnyak's base salary was increased to $250,000 per annum, of which $150,000 is payable in cash and, until such time as we have cash flow in excess of $1 million for two consecutive quarters, $100,000 shall be paid quarterly in options to purchase our common stock.

On June 8, 2005, Mr. O'Connor, the Company’s Chief Operating Officer, signed a three year employment contract with the Company. Mr. O'Connor will receive a base salary of $120,000 per year with a 10% increase each year. Mr. O'Connor was also granted an option to purchase 1,000,000 shares of the Company's stock at a purchase price of $.49 per share. These options were valued at the fair market value on the date of grant. These options vest fully in three years and have a five year life. As of December 31, 2006, 666,667 options were vested.

On May 2, 2006, John Caruso was appointed Chief Financial Officer of the Company pursuant to the terms of a three year employment agreement. Mr. Caruso will receive a base salary of $132,000 per year with a minimum of 5% increase each year. Mr. Caruso was also granted an option to purchase 900,000 shares of the Company’s common stock at a purchase price of $0.38 per share. These options were valued at the fair market value on the date of grant. These options vest over a three-year period and have a five-year life. As of December 31, 2006, 180,000 options were vested.

NOTE 18 - SUBSEQUENT EVENTS

In February 2007, the Company sold an aggregate of 400,763 shares of its Series A Preferred Stock and warrants to purchase an aggregate of 1,001,908 shares of the Company’s common stock, $0.0001 par value, at an exercise price of $.26 per share, receiving proceeds totaling $1,050,000. Each share of Series A Preferred Stock has a stated value equal to $2.62 and will accumulate dividends at a rate of 7% on the Stated Value for each share when, as and if declared by the Board of Directors of the Company. Holders of the Series A Preferred Stock have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of Common Stock of the Company at the rate of 10 shares of Common Stock for every one share of Series A Preferred Stock.

In February 2007, the Company raised an additional $10,000 from 10% short term promissory notes. As of April 5, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

On February 20, 2007, SearchHelp was served with a complaint that was filed in the Superior Court of California in San Diego County on February 8, 2007 (see Note 17 to the Notes to the Consolidated Financial Statements).

Subsequent to the balance sheet date, Joseph Carrizzo resigned as the Company’s President and a director. The Company attempted to negotiate the terms of a separation agreement with Mr. Carrizzo. On March 20, 2007, the Company received a letter from Mr. Carrizzo in which he formally advised the Company that he was terminating his employment as a result of the Company’s alleged material breach of his employment agreement. The Company contends that Mr. Carrizzo voluntarily terminated his employment with the Company.

Although no legal proceeding has been commenced, on March 20, 2007 and on March 29, 2007, the Company received correspondence from counsel to Mr. Carrizzo alleging that Mr. Carrizzo was entitled to severance payments and threatening litigation if such payments were not received. Counsel for Mr. Carrizzo alleged that the Company was in material breach of the employment agreement because of its failure or inability to pay compensation and benefits when due to Mr. Carrizzo, its constructive termination of Mr. Carrizzo’s employment by changing the nature of his duties, its termination of Mr. Carrizzo’s employment without good cause and other failures or refusals to comply with a material term of the employment agreement.

The Company contends that Mr. Carrizzo voluntarily terminated his employment with the Company and is therefore not entitled to any compensation other than accrued and unpaid compensation and benefits through the date of resignation. The Company’s management believes that the Company has substantial defenses to any action that Mr. Carrizzo may commence. . While the Company will continue to negotiate an amicable separation with Mr. Carrizzo, the Company will vigorously defend any litigation which is commenced and evaluate what, if any, counterclaims should be asserted against Mr. Carrizzo.

NOTE 19 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The Company's quarterly financial data for the years ended December 31, 2006 and 2006 follow below.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
December 31, 2006:
Net loss	($1,010,960)	($923,311)	($972,464)	($1,044,371)

Loss per share	($.03)	($.02)	($.03)	($0.03)

Shares used in computation	37,174,273	37,684,257	37,729,150	37,939,780

December 31, 2005:
Net loss	($292,517)	($648,230)	($978,785)	($1,860,793)

Loss per share	($.01)	($.02)	($.03)	($0.06)

Shares used in computation	26,801,275	29,255,420	30,714,484	31,957,036

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Company has a three-member board of directors The identity of each of the our directors and executive officers and their principal occupations for the past five years are as follows.

			Year
Name	Age	Position	Began Service

William Bozsnyak	46	Chairman of the Board of Directors, Chief	2001
		Executive Officer and Treasurer

John Caruso	47	Chief Financial Officer, Senior Vice President	2006
		and Secretary

Brian P. O'Connor	61	Director, Chief Operating Officer and Executive	2005
		Vice President and Chief Marketing Officer

David M. Barnes	64	Director	2005

William Bozsnyak, 46, is the founder, chief executive officer and chairman of the board of SearchHelp. After a successful career in the financial services industry, Mr. Bozsnyak created a local Internet portal in 1998 which focused on meeting the advertising needs of small businesses that were not being met on a national level. In addition to his current duties, Mr. Bozsnyak has served SearchHelp in several capacities since its inception in January 2001 including treasurer, chief financial officer and vice president. Prior to forming SearchHelp, Mr. Bozsnyak began his career with J.P. Morgan Securities Inc. in 1982 and rose to become a vice president in its Institutional Fixed Income Sales Department. In 1993, he left Morgan to join UBS Securities Inc. as vice president of its Global Fixed Income Department. In this role, he was responsible for the sale of U.S. fixed income securities to major institutional U.S. firms. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a Bachelor’s in Business Administration and a minor in Finance.

John Caruso, 47, is the Chief Financial Officer of SearchHelp and has over 25 years of accounting and management-level experience. From November 2004 through April 2006, Mr. Caruso served as Vice President and Controller of First Sterling Financial, Inc., a real estate syndicator of affordable housing across the U.S. and Puerto Rico. From April 2002 through June 2004, he served as Vice President of Finance and Administration and CFO for AccountantsWorld, LLC., a developer of software and provider of Internet services for the accounting profession where he engineered a multi-million dollar sale of a software product line. From September 1999 through October 2001, Mr. Caruso was Senior Vice President of Finance and Operations for CityReach International Ltd., a London-based owner and operator of data centers throughout Europe. In this capacity, Mr. Caruso was a key factor in raising over $300 million in capital and he was directly responsible for the daily operation of approximately one million square feet of technical space in eight countries with over 300 employees. Earlier in his career, Mr. Caruso worked as a certified public accountant with national and regional accounting firms. He graduated from Brooklyn College in 1980 with a Bachelor's degree in Accounting.

Brian O’Connor, 61, is the Chief Operating Officer, Executive Vice President of Marketing, and a Director of SearchHelp, and remains the President of ETP. Mr. O’Connor was formerly the vice president for North American and Asia Pacific Sales for Polaroid Corporation from 1989 to 1998. In this capacity, he was responsible for sales and marketing of Polaroid’s U.S. business, generating over $1.1 billion in sales with over 900 employees. While at Polaroid, he also established an international consumer sales group in Asia, Japan, South America, Africa and the Middle East for Polaroid component products. Mr. O'Connor currently serves on the board of directors of the Dana Farber Cancer Institute and the Jimmy Fund Advisory Council. Formerly, he served on the board of directors of the Carroll School for Dyslexic Children and The New England Sports Museum.

David M. Barnes, 64, is a director of SearchHelp, and serves as chairman and financial expert of the Company's audit committee and compensation committee. He has more than 40 years of experience in finance and public company accounting. Mr. Barnes served as a director and the Chief Financial Officer of American United Global, Inc., now known as Solar Thin Films, Inc. ("SLTN"), from May 1996 through July 2006 when the company was acquired. He is also Chief Financial Officer of Cyber Defense Systems, Inc. (CYDF), a designer and builder of manned and unmanned airships and of Neah Power Systems, Inc. (NPWS), which is developing and building fuel cells a director and an audit committee and compensation committee member of Thinkpath Inc. (“THPHF”), an engineering firm and is a director and chairman of the audit and compensation committees of MDWerks, Inc. (“MDWK”), a comprehensive medical billing, financing and consulting firm.

Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

Audit Committee

On April 2, 2003 the Board of Directors established an Audit Committee, which consists of one director, who must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consists of David Barnes, as Chairman. Members of the Committee are appointed by the Board of Directors and serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually with the independent auditors and more frequently as circumstances dictate.

The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to: (i) the integrity of the financial reports and other financial information provided by us to the public or any governmental body; (ii) our compliance with legal and regulatory requirements; (iii) our systems of internal controls regarding finance, accounting and legal compliance; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; (vi) our auditing, accounting, and financial reporting processes generally; and (vii) the performance of such other functions as the Board of Directors may assign from time to time. The Audit Committee has the authority to:

•	make recommendations to the Board of Directors regarding the appointment or replacement of independent public accountants;

•	confer with our independent public accountants regarding the scope, method and results of the audit of our books and accounts;

•	review our financial reporting process and the management recommendations made by our independent public accountants;

•	recommend and implement any desired changes to our audit procedures; and

•	perform such other duties as the Board of Directors may from time to time direct.

Audit Committee Financial Expert

Our Board of Directors has determined that David M. Barnes qualifies as it’s "audit committee financial expert", as defined in paragraph (e) (2) of Item 401 of Regulation S-B and has therefore appointed him as such.

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

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past five years, no officer or director of the Company has: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of SearchHelp's officers and directors, and persons who own more than ten percent of a registered class of SearchHelp's equity securities, to file reports of ownership and changes in ownership of equity securities of SearchHelp with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish SearchHelp with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to SearchHelp during 2006 and 2005, SearchHelp believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year or prior fiscal year except the following: William J. Bozsnyak, the Company's Chairman and Chief Executive Officer, filed a late report on Form 4 on March 29, 2007 with the SEC, for the cancellation of an option granted to him on May 1, 2005 with an exercise price of $0.20 per share of Common Stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.45 in order to comply with Rule 409A of the Internal Revenue Code, Joseph P. Carrizzo, the Company's former President, as of this date has not filed a report on Form 4 with the SEC, for the cancellation of an option granted to him on April 26, 2005 with an exercise price of $0.20 per share of Common Stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.30 in order to comply with Rule 409A of the Internal Revenue Code and Brian O'Connor, the Company's Chief Operating Officer filed a late report on Form 4 on March 29, 2007 with the SEC, for the cancellation of an option granted to him on June 8, 2005 with an exercise price of $0.20 per share of Common Stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.49 in order to comply with Rule 409A of the Internal Revenue Code.

Item 10 - Executive Compensation

Each of our named executive officers has entered into a three year employment agreement with SearchHelp.  Pursuant to his respective employment agreement, each executive officer receives an annual base salary, an automobile allowance, a non-ISO option grant, paid health insurance and three to five weeks of vacation annually. The employment agreements require the named executive officers to maintain the confidentiality of SearchHelp information and subject them to non-competition and non-solicitation restrictions during their employment.

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1) ($)		Bonuses ($)		Option Grants ($)		All Other Compensation (2) ($)	Total ($)
(a)	(b)	(c)		(d)		(e)		(f)	(g)
William J. Bozsnyak, Chairman and Chief Executive Officer (10)	2006 2005	$ $	128,000 80,769	-		- 410,000	(3)	12,000 8,000	$ $	140,000 498,769
John Caruso, Chief Financial Officer (4)	2006		$88,339	-		252,000	(5)	6,400		$404,339
Joseph P. Carrizzo, President (6)	2006 2005	$ $	128,000 82,615	50,000	(7)	- 855,000	(8)	12,000 8,000	$ $	190,000 945,615
Brian P. O’Connor, Chief Operating Officer	2006 2005	$ $	128,000 67,333	-		- 430,000	(9)	12,000 6,000	$ $	140,000 503,333

(1)	Salary represents base salary earned in 2006 and 2005.

(2)	The named executive officers’ other compensation included the following:

- Mr. Bozsnyak ($12,000-vehicle allowance);

- Mr. Caruso ($9,600-vehicle allowance);

- Mr. Carrizzo ($12,000-vehicle allowance); and

- Mr. O’Connor (($12,000-vehicle allowance).

(3)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 1,000,000 options granted to Mr. Bozsnyak on May 1, 2005, pursuant to his employment agreement.

(4)	Mr. Caruso commenced employment with SearchHelp as our Chief Financial Officer on May 2, 2006. His compensation amounts reflect his compensation for the period during which he served in this position.

(5)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 900,000 options granted to Mr. Caruso on May 2, 2006, pursuant to his employment agreement.

(6)	Subsequent to the balance sheet date, Mr. Carrizzo resigned as President and a Director.

(7)	During 2006 Mr. Carrizzo earned a $50,000 bonus in connection with certain liquidity milestones being met.

(8)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 3,000,000 options granted to Mr. Carrizzo on April 26, 2005, pursuant to his employment agreement and 500,000 options granted on April 21, 2005.

(9)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 900,000 options granted to Mr. O’Connor on June 8, 2005, pursuant to his employment agreement.

(10)
On January 29, 2007, we amended the terms of Mr. Bozsnyak's employment agreement. Under the terms of the amendment, (i) the term of the employment agreement was extended until December 31, 2009, (ii) beginning on January 1, 2007, Mr. Bozsnyak's base salary was increased to $250,000 per annum, of which $150,000 is payable in cash and, until such time as we have cash flow in excess of $1 million for two consecutive quarters, $100,000 shall be paid quarterly in options to purchase our common stock (iii) in the event we acquire another company, Mr. Bozsnyak will receive a number of options to purchase our shares, as the Board shall determine to be sufficient to compensate Mr. Bozsnyak for his efforts in connection with such transaction, at the then current market value and (iv) continued compensation under the terms of Mr. Bozsnyak for a period of five years after a change of control.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2006.

OUTSTANDING OPTION AWARDS

Name	Total Outstanding Option Award (#)		Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)				(b)	(c)		(d)
William J. Bozsnyak, Chairman and Chief Executive Officer	1,000,000 140,000 60,000	(2)	666,667 70,000 45,000	333,333 70,000 15,000	$ $ $	0.45 0.27 0.77	4/30/2010 4/20/2010 5/20/2009
John Caruso, Chief Financial Officer	900,000	(3)	180,000	720,000		$0.38	5/2/2011
Joseph P. Carrizzo, President (6)	3,000,000 500,000 10,000 10,000 750,000	(4)	2,000,000 500,000 7,500 7,500 750,000	1,000,000 - 2,500 2,500 -	$ $ $ $ $	0.30 0.27 0.70 0.70 0.25	4/25/2010 4/20/2010 5/20/2009 5/20/2009 3/11/2009
Brian P. O’Connor, Chief Operating Officer	1,000,000		666,667	333,333		$0.49	6/7/2010

(1)	No options were exercised in 2006 by any named executive officers.

(2)	Option granted May 1, 2005 pursuant to Mr. Bozsnyak’s employment agreement that vests based on continued employment through May 1, 2007, subject to earlier vesting upon certain circumstances.

(3)	Award granted April 24, 2006 pursuant to Mr. Caruso’s employment agreement that vests based on continued employment through May 2, 2009, subject to earlier vesting upon certain circumstances.

(4)	Award granted April 26, 2005 pursuant to Mr. Carrizzo’s employment agreement that vests based on continued employment through April 26, 2007, subject to earlier vesting upon certain circumstances.

(5)	Award granted June 8, 2005 pursuant to Mr. O’Connor’s employment agreement that vests based on continued employment through June 8, 2007, subject to earlier vesting upon certain circumstances.

(6)	Subsequent to the balance sheet date, Mr. Carrizzo resigned as President and a Director.

2004 Stock Plan

The Company’s 2004 Stock Plan (the “Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation. All stock options under the 2004 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date. Additionally, the Company grants options and shares to its employees outside the Plan under the same general terms.

Director Compensation

Directors who are employees of the Company do not receive any fees for their service on the Board. We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. Our non-employee directors receive annual equity compensation in the form of restricted shares of the Company's common stock or options to purchase shares of the Company's common stock.

DIRECTOR COMPENSATION TABLE

Name		Fees Earned or Paid in Cash ($)		Stock and Option Awards ($)			Total ($)
David Barnes	2006 2005	$ $	26,025 13,275	$ $	40,000 50,000	(2) (3)	$ $	66,025 63,275

(1)	No options were exercised in 2006 by any directors.

(2)	Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 200,000 options granted to Mr. Barnes on December 29, 2006.

(3)	Represents the amount recognized by SearchHelp for financial statement reporting purposes for 200,000 restricted shares awarded to Mr. Barnes on April 21, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 30, 2007, with respect to the beneficial ownership of our Common Stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on March 30, 2007, consisted of 38,444,934 shares of Common Stock. Unless otherwise indicated, the address of each of the named persons is care of SearchHelp, Inc., 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791.

Name and Address	Shares Beneficially Owned (1)	Percentage Beneficially Owned
William Bozsnyak (2)	6,170,105	15.73%
Debbie Seaman (3)	2,698,505	7.02%
Joseph Carrizzo (4)	3,515,000	8.43%
Brian P O’Connor (5)	2,566,667	6.56%
David M. Barnes	250,000	*
John Caruso	180,000	*
All directors and executive officers as a group (4 persons)	9,166,772	22.85%

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

(2)	Consists of 5,388,438 shares of common stock and options to acquire 781,667 shares of common stock.

(3)	Consists of 2,698,505 shares of common stock

(4)	Consists of 250,000 shares of common stock and options to acquire 3,265,000 shares of common stock.

(5)	Consists of 750,000 shares of common stock and options to acquire 666,667 shares of common stock. Also includes 1,150,000 shares of common stock held by Mr. O’Connor’s wife.

Item 12. Certain Relationships and Related Transactions

Due to stockholders

At December 31, 2006 and December 31, 2005, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $617,500 and $754,500, respectively, for working capital advances made to the Company. For the year ended December 31, 2006 and 2005, interest expense was charged in the amounts of $62,280 and $37,511 respectively. On March 10, 2006, Mr. Bozsnyak converted $180,000 of loans into 600,000 restricted shares of the Company’s common stock. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 7. At December 31, 2006, $107,792 in accrued interest was due to Mr. Bozsnyak.

At December 31, 2005, $87,639 was owed for unpaid salaries to Mr. Bozsnyak and Debbie Seaman, the Company’s former President. On December 31, 2006, Mr. Bozsnyak and Ms. Seaman waived any and all claims.

The Company also owed Mr. Bozsnyak $6,917 and $39,481 as of December 31, 2006 and December 31, 2005, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2006, Brian O’Connor, a shareholder and director, is owed $1,367 for travel expenses incurred on behalf of the Company. The Company owed Joseph Carrizzo, a shareholder and former President and director of the Company $1,128 for unreimbursed expenses at December 31, 2005. The Company’s former securities counsel, a shareholder, is owed $ 13,976 at December 31, 2005 for unpaid legal services.

At December 31, 2006, $88,615 was owed for unpaid salaries to Mr. Bozsnyak, Mr. Carrizzo and Mr. O’Connor. An additional $50,000 is owed to Mr. Carrizzo and reflects bonuses earned in connection with certain liquidity milestones being met.

At December 31, 2006 and December 31, 2005, the Company owed $3,500 and $2,775, respectively, to the chairman of the audit and compensation committees, who is a shareholder.

Due to affiliates

The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2006 and December 31, 2005, the Company owed one of these affiliates $59,657 and $61,257, respectively.

Due from affiliate

The Company outsourced the management of ETP’s sky box at Fenway Park to an entity in which the President of ETP is a minority shareholder. As of December 31, 2006 and December 31, 2005, this entity owed the Company $37,955, which has been fully reserved as uncollectible. This license agreement expired on December 31, 2005 and was not renewed.

Item 13. Exhibits

Exhibit No.	Description of Exhibit

3(i)(a)	Certificate of Incorporation of the Company*

3(i)(b)	Certificate of Amendment effective April 26, 2005 (Incorporated herein by reference to Form 8-K filed May 2, 2005)

3(ii)	By-laws of the Company*

3(iii)
Form of Certificate Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 7% Convertible Preferred Stock, $0.0001 par value. (Incorporated herein by reference to Form 8-K filed February 13, 2007)

4.1	Specimen Common Stock Certificate of the Company*

4.2	Specimen Class A Warrant Certificate of the Company*

4.3	Specimen Class B Warrant Certificate of the Company*

10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*

10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*

10.5	Form of Placement Agent Warrant*

10.6	Company 2004 Stock Plan, dated January 1, 2004. **

10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **

10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **

10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **

10.10	Settlement Agreement, dated October 20, 2005, between SearchHelp, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)

10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**

10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)

10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)

10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)

10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O'Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)

10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)

10.18	Secured Guaranty, dated September 15, 2005, between SearchHelp, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)

10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)

10.20	Exchange Agreement dated as of November 2, 2005, among SearchHelp, Inc., AmberAlertAgent, Inc. ("AAA") and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)

10.21	Consulting Agreement, dated November 2.2005, among SearchHelp, Inc., AmberAlertAgent Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***

10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)

10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)

10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)

10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak (filed herewith)

10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan. (Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.27
Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD. (Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.29
Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD. (incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 26, 2007)

14	Code of Ethics of the Company.**

21	List of Subsidiaries***

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act (filed herewith)

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).

**	Incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.

***	Incorporated herein by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

Item 14. Principal Accountant Fees and Services

Audit Fees:	Year ended December 31, 2006 - $50,000
Year ended December 31, 2005 - $88,610

Audit-Related Fees:	Year ended December 31, 2006 - $30,000
Year ended December 31, 2005 - $35,000

Tax Fees:	Year ended December 31, 2006 - NONE
Year ended December 31, 2005 - NONE

All Other Fees:	Year ended December 31, 2006 - $7,100
Year ended December 31, 2005 - $ 16,623

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.
(Registrant)

By:  /s/ William Bozsnyak

William Bozsnyak, Chief Executive Officer

Date: April 10, 2007

By:  /s/ John Caruso

John Caruso, Chief Financial Officer

Date: April 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Bozsnyak
William Bozsnyak	Chairman and Chief Executive Officer	April 10, 2007

/s/ David M.Barnes
David M.Barnes	Director	April 10, 2007

/s/ Brian O'Connor
Brian O'Connor	Director and Chief Operating Officer	April 10, 2007