Form 10QSB
period 2007-03-31
SEARCHHELP INC
filed 2007-05-15
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 001-31590

SearchHelp, Inc. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3621755 (I.R.S. Employer Identification No.)

6800 Jericho Turnpike, Suite 208E, Syosset, New York (Address of principal executive offices)	11791 (Zip Code)

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

The outstanding number of the issuer's common stock, par value $.0001, as of May 4, 2007 is 38,376,244 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at March 31, 2007 (Unaudited) and
December 31, 2006	2-3

Consolidated Statements of Operations
For the Three months ended March 31, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows
For the Three months ended March 31, 2007 and 2006 (Unaudited)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -13

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	14-19

ITEM 3 - Controls and Procedures	19

PART II:

Item 1 - Legal Proceedings	20
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults upon Senior Securities	22
Item 4 - Submission of Matters to A Vote of Securities Holders	22
Item 5 - Other Information	22
Item 6 - Exhibits	22
Signature Page	23

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash	$197,830	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	517,025	250,085
Inventories	169,251	190,637
Prepaid expenses	41,221	17,897
Total current assets	925,327	588,054

Property and equipment - net	107,423	108,507

Other assets:
Software development costs, less accumulated
amortization of $768,761 and $691,103 , respectively	424,405	502,063
Amortizable intangible assets, less accumulated
amortization of $122,301 and $106,068, respectively	511,199	527,432
Deferred finance costs, less amortization of $159,268 and $98,405, respectively	139,071	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,624,210	1,778,964

Total assets	$2,656,960	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Note payable - bank	$24,697	$54,697
Current portion of long term debt and capital leases	19,269	18,879
Current portion of 10% convertible notes payable - net of
discount of $372,357 and $32,882, respectively	1,117,643	590,118
Short term bridge notes payable - net of discount of $13,669
and $70,725, respectively	61,331	204,275
Due to stockholders	997,345	895,491
Due to affiliates	59,141	59,657
Deferred revenue	107,319	48,832
Accounts payable	144,561	269,713
Accrued expenses	129,555	202,977
Total current liabilities	2,660,861	2,344,639
Other liabilities:
10% convertible notes payable - net of discount of $283,625
and $781,360, respectively, net of current portion	1,101,375	1,490,640
Obligations under capital lease, net of current portion	61,945	65,929
Note payable - equipment, net of current portion	15,436	16,111
Deferred rent	8,773	8,438
Total liabilities	3,848,390	3,925,757
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 414,500 and 0	41	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 38,329,934 and 38,152,636
shares, respectively	3,833	3,815
Additional paid-in capital	10,872,122	9,443,982
Accumulated deficit	(12,067,426)	(10,898,029)
Total stockholders' equity (deficit)	(1,191,430)	(1,450,232)
Total liabilities and stockholders' equity (deficit)	$2,656,960	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Software, net	$232,949	$26,029
Total Revenues	232,949	26,029

Cost of Sales
Software	48,800	20,179
Total Cost of Sales	48,800	20,179

Gross Profit	184,149	5,850

Operating expenses
Selling	79,465	92,225
Web site costs	26,370	11,030
General and administrative	767,155	720,627
Depreciation and amortization	100,275	43,817
Total operating expenses	973,265	867,699

Loss from operations	(789,116)	(861,849)

Other Expenses (Income)
Interest	304,161	120,277
Interest - related party	15,919	17,205
Other income	(662)	-
Amortization of deferred financing costs	60,863	11,629
Total other expenses (income)	380,281	149,111

Net loss	$(1,169,397)	$(1,010,960)

Per share data
Loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of
shares outstanding basic & diluted	38,243,367	37,174,273

See notes to consolidated financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,169,397)	$(1,010,960)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	58,487	(4,470)
Stock and options issued for services	86,270	8,653
Stock issued for debt service	39,907	-
Compensatory element of stock options	193,150	223,846
Depreciation	6,384	352
Amortization of deferred financing costs	60,863	11,629
Amortization of software development costs	77,658	27,231
Amortization of intangible assets	16,233	16,232
Amortization of beneficial conversion feature	72,611	68,875
Amortization of debt discount	146,575	26,234
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(266,940)	70,687
Inventories	21,386	(87,132)
Prepaid expenses	(23,324)	23,556
Deferred rent	335	-
Accounts payable and accrued expenses	(198,574)	116,142
Total adjustments	291,021	501,835

Net cash used in operating activities	(878,376)	(509,125)

Cash flows from investing activities:
Equipment purchases	(5,300)	(2,403)
Capitalized software costs	-	(127,166)
Net cash used in investing activities	(5,300)	(129,569)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Net borrowings from stockholders	101,854	(25,344)
Payment of due to affiliates	(516)	(368)
Proceeds from convertible notes payable	-	887,000
Net proceeds from (payments of) bridge notes payable	(165,000)	-
Payments of note payable - equipment	(599)	-
Payments under capital lease	(3,668)	-
Payments of notes payable - bank	(30,000)	(1,120)
Proceeds from sale of securities	1,050,000	-
Deferred financing costs	-	(93,260)
Net cash provided by financing activities	952,071	766,908

Net increase in cash	68,395	128,214

Cash at beginning of period	129,435	126,975

Cash at end of period	$197,830	$255,189

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$38,259	$24,858
Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$35,000	$-
Stockholder loans converted to common stock	$-	$180,000
Convertible notes converted to common stock	$20,000	$-
Common stock and options issued for services	$86,270	$8,653
Discount related to note payable - warrant value and
beneficial conversion feature	$-	$698,964
Discount related to bridge note payable - restricted
stock value	$3,870	$-

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The business of SearchHelp, Inc. consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SeachHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,169,397 and $1,010,960 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company has negative working capital of $1,735,534 and an accumulated deficit of $12,067,426 at March 31, 2007.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing or acquiring parental control products and services and selling these products and services through a well developed retail channel as well as directly on-line and through OEM and affiliate partners.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the three months ended March 31, 2007, the Company raised $1,050,000 from the private placement of 7% convertible preferred stock and warrants as well as an additional $10,000 from 10% short term promissory notes and a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 11, 2007. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2007 and 2006 have been excluded from the per share computations:

	March 31,
	2007	2006
2004 Stock Plan Options	1,450,000	2,053,090
Other Stock Options	7,270,000	6,270,000
Convertible Preferred Stock	4,007,640	-
Convertible Notes Payable	7,187,500	3,775,000
Warrants	11,534,834	6,630,800

(b) Recent Accounting Pronouncements:

Statement of Financial Accounting Standard, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008.

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

Accounting for Employee Awards:

Effective January 1, 2006, the Company’s Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123(R), the Company's results for the three months ended March 31, 2007 and 2006 include share-based compensation expense totaling approximately $174,000 and $187,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2007 and 2006, the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Expected term (in years)	5	5
Expected volatility	88.44% - 89.54%	96.93% - 99.59%
Expected dividend yield	0%	0%
Risk-free interest rate	4.50% - 4.90%	4.34% - 4.86%

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

Stock compensation expense related to non-employee options was approximately $19,000 and $37,000 for three months ended March 31, 2007 and 2006, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no employee stock options granted during the three months ended March 31, 2007 and 2006. The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2007	9,720,000	$0.41
Granted	0	0
Exercised	0	0
Forfeited/expired	0	0
Outstanding at March 31, 2007	9,720,000	$0.41	3.1833	$613,800

Exercisable at March 31, 2007	5,753,333	$0.37	2.9036	$412,225

As of March 31, 2007, there was $678,077 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At March 31, 2007 and and December 31, 2006, $24,697and $49,697 of the line has been utilized, respectively. At December 31, 2006, $5,000 of the overdraft privilege had also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.50% at March 31, 2007 and 10.50% at December 31, 2006). Interest of $1,253 and $1,205 was charged to operations for the three months ended March 31, 2007 and 2006, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $42,000 at March 31, 2007.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the three months ended March 31, 2007 and 2006, an aggregate of $158,260 and $68,875 was charged to interest expense, respectively.

As reflected on the balance sheet at March 31, 2007 and December 31, 2006, the note value, net of discount, was $2,219,018 and $2,080,758, respectively. As of March 31, 2007, $20,000 of principal was converted into common stock.

Future principal payments under the 10% convertible notes payable as of March 31, 2007 for each of the next two years and in the aggregate are:

Year ending	Amount
March 31, 2008	$1,490,000
March 31, 2009	1,385,000
Total principal payments	2,875,000
Less discount	(655,982)
Total, net of discount	2,219,018
Less current portion	1,117,643
Long term portion	$1,101,375

NOTE 6 - SHORT TERM BRIDGE NOTES PAYABLE

On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises a certain minimum amount in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders received restricted shares of the Company’s common stock equal to the face value of their note. Additionally, these notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer.

As of March 31, 2007, the Company has raised a gross amount of $285,000 from these promissory notes and issued 285,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (due to the restriction), for an aggregate total of $85,095 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital. This discount is accreted over the one year life of the note using the straight line method. If the debt is repaid earlier than the maturity date, the unamortized amount will be charged to operations at that time. As of March 31, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. For the three months ended March 31, 2007, an aggregate of $60,926 was charged to interest expense.

As reflected on the balance sheet at March 31, 2007 and December 31, 2006, the note value, net of discount, was $61,331 and $204,275, respectively.

NOTE 7 - DUE TO/FROM STOCKHOLDERS

At March 31, 2007 and December 31, 2006, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $602,500 and $617,500, respectively, for working capital advances made to the Company. For the three months ended March 31, 2007 and 2006, interest expense was charged in the amounts of $15,919 and $17,205, respectively. At March 31, 2007 and December 31, 2006, $123,711 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $6,917 as of December 31, 2006 for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2006, Brian O’Connor, a shareholder and director, is owed $1,367 for travel expenses incurred on behalf of the Company.

At March 31, 2007 and December 31, 2006, $204,509 and $108,415, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. An additional $50,000 was owed to Mr. Carrizzo at both March 31, 2007 and December 31, 2006 for bonuses earned in connection with certain liquidity milestones being met. A total of $13,125 was owed to Mr. Bozsnyak at March 31, 2007 as equity compensation per his employment agreement.

At March 31, 2007 and December 31, 2006, the Company owed $3,500 to the chairman of the audit and compensation committees, who is a shareholder.

NOTE 8 - EQUITY TRANSACTIONS.

On January 12, 2007, the Company issued 44,960 shares of the Company's restricted common stock as payment in kind for interest due for the month of December 2006 on the Company’s 10% convertible notes.

On February 7, 2007 and February 8, 2007, the Company, through a private sale, sold an aggregate of 209,924 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 524,810 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $550,000. The fair value of the warrants of $183,684 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $183,684 was recorded against additional paid-in capital.

On February 9, 2007, the Company issued 10,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.43, less an approximate 10% discount (due to the restriction) or at $0.39 per share. A total of $3,870 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On February 12, 2007, the Company issued 42,409 shares of the Company's restricted common stock as payment in kind for interest due for the month of January 2007 on the Company’s 10% convertible notes.

On February 20, 2007, the Company, through a private sale, sold an aggregate of 190,840 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 477,100 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $500,000. The fair value of the warrants of $147,901 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $147,901 was recorded against additional paid-in capital.

On March 5, 2007, the Company issued 50,000 shares of the Company's restricted common stock upon the conversion of $20,000 of the Company’s 10% convertible notes.

On March 8, 2007, the Company issued 29,929 shares of the Company's restricted common stock as payment in kind for interest due for the month of February 2007 on the Company’s 10% convertible notes.

On March 9, 2007, the Company issued an aggregate of 13,736 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 34,340 shares of the Company’s common stock at an exercise price of $.26 per share in satisfaction of bridge loans and accrued interest totaling $35,988. The fair value of the warrants of $8,928 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $8,928 was recorded against additional paid-in capital.

Warrants:

As part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004. For the three months ended March 31, 2007 no warrants were exercised.

On January 29, 2007, warrants were issued to a consultant to acquire 900,000 shares of the Company’s common stock at $0.47 per share, exercisable for five years, as part of the compensation and further incentive for the consultant to devote his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007. The warrants vest in three equal amounts of 300,000 warrants on each of the following dates January 29, 2008, January 29, 2009 and January 29, 2010 provided that the consultant is still retained by the Company. These shares were valued at $216,000, the fair value of warrant at the date of issue. This amount is being accreted over the vesting period of the warrants using the straight line method. For the three months ending March 31, 2007, a total of $12,000 was charged to operations with a corresponding credit to additional paid in capital.

On January 29, 2007, warrants were issued to a consultant to acquire 1,000,000 shares of the Company’s common stock at $0.47 per share, exercisable for five years, as further incentive for the consultant to devote his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007. The warrants vest when the consultant has achieved $2,000,000 in net direct and indirect sales, as defined, in any one calendar year provided that the consultant is still retained by the Company. The fair value of warrant will be charged to operations with a corresponding credit to additional paid in capital on the date the sales target is achieved.

For the three months ended March 31, 2007, no warrants were exercised.

NOTE 9 - COMMITMENTS AND CONTINGENCIES.

Legal Proceedings

AmberAlertAgent Development Company, LLC

On February 20, 2007, SearchHelp was served with a complaint that was filed in the Superior Court of California in San Diego County on February 8, 2007, entitled AmberAlertAgent Development Co., LLC, a California Limited Liability Company; Perkins, Brinson, Ho, LLC, a California Limited Liability Company; Philip Dizon, an individual; Edward Sullivan, an individual; Gil Amelio, an individual; Richard A. Weintraub, an individual; Carl Perkins, an individual; and Duane Brinson, an individual v. Searchhelp, Inc., a Delaware Corporation; and Does 1-20. The claims against the Company arise out of an Exchange Agreement entered into between AmberAlertAgent, Inc. (“AAA”), certain of the plaintiffs and the Company pursuant to which the Company purchased all the issued and outstanding shares of AAA in exchange for 1.5 million shares of common stock in the Company. The shares in the Company acquired by the plaintiffs are being held in escrow until plaintiffs complete the development of software, and provided certain other services, as set forth in a Consulting Agreement between plaintiffs and the Company.

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

On April 7, 2007, subsequent to the balance sheet date, the Company filed a cross complaint against the plaintiffs in the Superior Court of California in San Diego County. The cross complaint alleges a breech of contract by AAA for failure to complete the development of the software, to obtain the 404 feed required for the software to fully function as well as other services required to be performed by the parties’ agreements. The cross complaint seeks damages in an amount not yet fully ascertainable, but in no event less than $6,000,000.

Employment Contracts

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

During the first quarter of 2007, Joseph Carrizzo resigned as the Company’s President and a director. The Company attempted to negotiate the terms of a separation agreement with Mr. Carrizzo. On March 20, 2007, the Company received a letter from Mr. Carrizzo in which he formally advised the Company that he was terminating his employment as a result of the Company’s alleged material breach of his employment agreement. The Company contends that Mr. Carrizzo voluntarily terminated his employment with the Company.

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

Item 2. Management's Discussion and Analysis.

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

As used in this quarterly report on Form 10-QSB, references to the “Company,” “we,” “us,” “our” or similar terms include SearchHelp, Inc. and its consolidated subsidiaries.

Forward Looking Statements

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. We make such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate (b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business and (f) the effectiveness of the Company's relationships in the parental control and monitoring software and services, and imaging products business.

General

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,169,397 and $1,010,960 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company has negative working capital of $1,735,534 and an accumulated deficit of $12,067,426 at March 31, 2007.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, developing or acquiring parental control products and services and selling these products and services through a well developed retail channel as well as directly on-line and with original equipment manufacturers, or OEMs, and affiliate partners.

The Company has been successful in raising financing from equity and debt transactions. During the three months ended March 31, 2007, the Company raised $1,050,000 from the private placement of Series A 7% convertible preferred stock and warrants, an additional $10,000 from 10% short term promissory notes. A total of $210,000 of the 10% short term promissory notes have been repaid or converted into Series A 7% Convertible Preferred Stock.

During the first quarter of 2007, the Company focused on four primary operating priorities:

•
Product Design and Delivery. We continue to improve and enhance the functionality of our Sentry software. The Company’s entire Sentry line is now compliant with Microsoft’s new Vista operating system. This is an important milestone since all major retailers, in anticipation of Vista becoming the predominant operating system in the next few years, are requiring that all software products they carry work with Vista now. Additionally, our technical staff has begun work on several new products and services that will be launched in 2007. We debuted our new Sentry Mobile product at the Consumer Electornics Show in Las Vegas in January 2007 and we anticipate signing licensing agreements with cell carriers and hand set manufacturers to distribute this product towards the latter half of 2007.

We continue to validate packaging and pricing for our Sentry line of software products and we continue to work closely with retailers to design several forms of packaging to effectively deliver Sentry products into the marketplace. The Company is currently shipping all three of its Sentry software products to national retailers on both a consignment and net sale basis.

•
Establish and Enhance Sales and Distribution Channels. The Company continues to aggressively pursue distribution and sales agreements, gaining access to valuable shelf space with national retailers and is in discussions with several major US retailers to carry its software products in 2007. We have successfully expanded our distribution network and Sentry products are currently available in over 4,000 retail outlets nationwide.

The Company has signed two OEM contracts that include its software products on over 1.5 million new computers distributed in North America beginning in April of 2007 and is actively discussing similar arrangements with other OEM’s. Additionally, we actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations. All three of our Sentry products are currently undergoing testing and evaluation by several major charitable and educational organizations.

•	Raising Awarness in the Marketplace. The Company believes that it has an ongoing responsibility to help educate parents to the dangers their children face online and to raise awareness of the impact that parental control software can have in addressing these issues. The Company currently sponsors parent workshops and lectures discussing the importance of Internet safety for children and has partnered with experts in this field with wide-ranging experience as speakers, workshop leaders and facilitators at regional and national education conferences, workshops and symposia.

On April 28, 2007, one of the Company’s workshops was featured in a WABC televised special "Protect Our Children: Too Sexy, Too Young?” The program featured the cooperative efforts of SearchHelp and the Long Island Professional Education Network (LIPEN) to educate parents and children about cyber-bullying and other undesirable and dangerous content found on the Internet. The Company has been invited to present at and conduct various other workshops in the coming months.

•
Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the three months ended March 31, 2007, the Company raised $1,050,000 from the private placement of 7% convertible preferred stock and warrants. See - Liquidity and Capital Resources.

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2007 and 2006

During the first quarter of 2007, the Company had revenues of $232,949, net of discounts, from sales of software products.  The cost of these sales totaled $48,800.  Gross profit was $184,149.  The Company’s net loss was $1,169,397, of which $789,116 was the loss from operations.

Revenue for the three months ended March 31, 2007 and 2006 was $232,949 and $26,029, respectively, an increase of $206,920 and is reflective of the Company’s increased distribution channels for its software product line. Accordingly, gross profit increased $178, 299 for the three months ended March 31, 2007 from the comparable period of the prior year as a result of the high margins generated by the sale of software products.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued its investment in IT infrastructure and bandwidth to support increased customer usage and in acquiring additional technical expertise in software development and support. These costs, which include website design and optimization, infrastructure hosting, bandwidth provisioning database and program upgrades and enhancements and the use of outside technical consultants, increased approximately $76,000 for the three months ended March 31, 2007 from the comparable period of the prior year.

Depreciation and amortization expense increased by $6,032 and $99,661, respectively, for the three months ended March 31, 2007 from the comparable period of the prior year. The increase in depreciation reflects increased spending on computer hardware and other IT infrastructure to build a solid foundation to support increased customer usage. The increase in amortization expense is the result of amortization of deferred software development costs for products that were completed and shipped in April 2006 as well as the amortization of deferred finance costs which the Company incurred with its financing activities in 2006.

Interest expense for the three months ended March 31, 2007 and 2006 was $ 304,161 and $120,277, respectively, an increase of $183,884. This increase in interest expense is a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding. Convertible notes and bridge notes outstanding totaled $2,950,000 and $1,510,000 at March 31, 2007 and 2006, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $158,000 and $95,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $63,000. Additionally, included in interest expense, for the three months ended March 31, 2007, is approximately $61,000 of amortization of the discount related to the Company’s 10% short term promissory notes. There was no similar activity for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.

Since inception, the Company has not generated any significant cash flows from operations. At March 31, 2007, the Company had cash and cash equivalents of $197,830 and a working capital deficiency of $1,735,534. Net cash used in operating activities for the three months ended March 31, 2007 was $878,376. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the three months ended March 31, 2007 was $5,300 and is attributable primarily to equipment and software purchases.

Net cash provided from financing activities was $952,071 for the three months ended March 31, 2007. Cash flow from financing activities was primarily derived from the sale of the Company’s Series A 7% Convertible Preferred Stock.

  During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of March 31, 2007, the Company raised a gross amount of $2,895,000 from the offerings. As of March 31, 2007, $20,000 principal amount of the 10% convertible notes was converted into common stock.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of March 31, 2007, the Company has raised a total gross amount of $285,000, from these notes. As of March 30, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

In February 2007, the Company sold an aggregate of 400,764 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 1,001,910 shares of the Company’s common stock at an exercise price of $.26 per share, receiving proceeds totaling $1,050,000. Additionally on March 9, 2007, the Company issued an aggregate of 13,736 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 34,340 shares of the Company’s common stock at an exercise price of $.26 per share in satisfaction of bridge loans and accrued interest totaling $35,988.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed.", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2007, the Company did not capitalize any software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2007 and 2006 was $77,658 and $27,231, respectively.

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

Other Accounting Policies:

Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with SEC for a listing if all such accounting principles.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1. Legal Proceedings.

AmberAlertAgent Development Company, LLC

On February 20, 2007, SearchHelp was served with a complaint that was filed in the Superior Court of California in San Diego County on February 8, 2007, entitled AmberAlertAgent Development Co., LLC, a California Limited Liability Company; Perkins, Brinson, Ho, LLC, a California Limited Liability Company; Philip Dizon, an individual; Edward Sullivan, an individual; Gil Amelio, an individual; Richard A. Weintraub, an individual; Carl Perkins, an individual; and Duane Brinson, an individual v. Searchhelp, Inc., a Delaware Corporation; and Does 1-20. The claims against the Company arise out of an Exchange Agreement entered into between AmberAlertAgent, Inc. (“AAA”), certain of the plaintiffs and the Company pursuant to which the Company purchased all the issued and outstanding shares of AAA in exchange for 1.5 million shares in the Company. The shares in the Company acquired by the plaintiffs are being held in escrow until plaintiffs complete the development of software, and provided certain other services, as set forth in a Consulting Agreement between plaintiffs and the Company.

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

On April 7, 2007, subsequent to the balance sheet date, the Company filed a cross complaint against the plaintiffs in the Superior Court of California in San Diego County. The cross complaint alleges a breech of contract by AAA for failure to complete the development of the software, to obtain the 404 feed required for the software to fully function as well as other services required to be performed by the parties’ agreements. The cross complaint seeks damages in an amount not yet fully ascertainable, but in no event less than $6,000,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2007, the Company issued 44,960 shares of the Company's restricted common stock as payment in kind for interest due for the month of December 2006 on the Company’s 10% convertible notes.

On February 7, 2007 and February 8, 2007, the Company, through a private sale, sold an aggregate of 209,924 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 524,810 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $550,000. The fair value of the warrants of $183,684 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $183,684 was recorded against additional paid-in capital.

On February 9, 2007, the Company issued 10,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.43, less an approximate 10% discount (due to the restriction) or at $0.39 per share. A total of $3,870 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On February 12, 2007, the Company issued 42,409 shares of the Company's restricted common stock as payment in kind for interest due for the month of January 2007 on the Company’s 10% convertible notes.

On February 20, 2007, the Company, through a private sale, sold an aggregate of 190,840 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 477,100 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $500,000. The fair value of the warrants of $147,901 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $147,901 was recorded against additional paid-in capital.

On March 5, 2007, the Company issued 50,000 shares of the Company's restricted common stock upon the conversion of $20,000 of the Company’s 10% convertible notes.

On March 8, 2007, the Company issued 29,929 shares of the Company's restricted common stock as payment in kind for interest due for the month of February 2007 on the Company’s 10% convertible notes.

On March 9, 2007, the Company issued an aggregate of 13,736 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 34,340 shares of the Company’s common stock at an exercise price of $.26 per share in satisfaction of bridge loans and accrued interest totaling $35,988. The fair value of the warrants of $8,928 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividend expense of $8,928 was recorded against additional paid-in capital.

The above shares of common stock, Series A 7% Convertible Preferred Stock and warrants were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

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

SearchHelp, Inc. (Registrant)

By:	/s/ John Caruso
John Caruso, Chief Financial Officer

Date: May 14, 2007