Form 10QSB
period 2007-06-30
SEARCHHELP INC
filed 2007-08-14
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

Form 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of July 24, 2007 is 38,523,782 shares.

Transitional Small Business Disclosure Format (Check one): Yes __  No  ✓

SEARCHHELP, INC. AND SUBSIDIARIES
I N D E X

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at June 30, 2007 (Unaudited) and
December 31, 2006	2-3

Consolidated Statements of Operations
For the Six and Three months ended June 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows
For the Six months ended June 30, 2007 and 2006 (Unaudited)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -14

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	15-21

ITEM 3 - Controls and Procedures	22

PART II:

Item 1 - Legal Proceedings	22
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 - Defaults upon Senior Securities	24
Item 4 - Submission of Matters to A Vote of Securities Holders	24
Item 5 - Other Information	24
Item 6 - Exhibits	24
Signature Page	25

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash	$72,322	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	305,292	250,085
Inventories	194,504	190,637
Prepaid expenses	51,914	17,897
Total current assets	624,032	588,054

Property and equipment - net	102,108	108,507

Other assets:
Software development costs, less accumulated
amortization of $817,370 and $691,103 , respectively	375,795	502,063
Amortizable intangible assets, less accumulated
amortization of $138,535 and $106,068, respectively	494,965	527,432
Deferred finance costs, less amortization of $191,986 and $98,405, respectively	106,354	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,526,649	1,778,964

Total assets	$2,252,789	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Note payable - bank	$24,697	$54,697
Current portion of long term debt and capital leases	19,670	18,879
Current portion of 10% convertible notes payable - net of
discount of $427,153 and $32,882, respectively	1,992,847	590,118
Short term bridge notes payable - net of discount of $9,113
and $70,725, respectively	65,887	204,275
Due to stockholders	1,060,076	895,491
Due to affiliates	58,649	59,657
Deferred revenue	95,625	48,832
Accounts payable	328,913	269,713
Accrued expenses	59,049	202,977
Total current liabilities	3,705,413	2,344,639

Other liabilities:
10% convertible notes payable - net of discount of $63,108
and $781,360, respectively, net of current portion	391,892	1,490,640
Obligations under capital lease, net of current portion	57,873	65,929
Note payable - equipment, net of current portion	14,444	16,111
Deferred rent	9,108	8,438
Total liabilities	4,178,730	3,925,757

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 605,340 and 0	61	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 38,460,962 and 38,152,636
shares, respectively	3,848	3,815
Additional paid-in capital	11,557,935	9,443,982
Accumulated deficit	(13,487,785)	(10,898,029)
Total stockholders' equity (deficit)	(1,925,941)	(1,450,232)

Total liabilities and stockholders' equity (deficit)	$2,252,789	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Software, net	$127,762	$48,883	$(105,187)	$22,854
Total Revenues	127,762	48,883	(105,187)	22,854

Cost of Sales
Software	66,053	30,709	17,253	10,530
Total Cost of Sales	66,053	30,709	17,253	10,530

Gross Profit (Loss)	61,709	18,174	(122,440)	12,324

Operating expenses
Selling	142,155	126,256	62,690	34,031
Web site costs	83,408	21,106	57,038	10,075
General and administrative	1,600,008	1,423,441	832,853	702,772
Depreciation and amortization	172,154	135,687	71,879	91,871
Total operating expenses	1,997,725	1,706,490	1,024,460	838,749

Loss from operations	(1,936,016)	(1,688,316)	(1,146,900)	(826,425)

Other Expenses (Income)
Interest	553,014	294,821	248,853	174,544
Interest - related party	31,691	31,970	15,772	14,765
Write off of liability per settlement	-	(100,000)	-	(100,000)
Other income	(24,544)	(10,664)	(23,882)	(10,622)
Amortization of deferred financing costs	93,581	29,828	32,718	18,199
Total other expenses (income)	653,742	245,955	273,461	96,886

Net loss	$(2,589,758)	$(1,934,271)	$(1,420,361)	$(923,311)
Per share data
Loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.04)	$(0.02)

Weighted average number of
shares outstanding basic and diluted	38,324,701	37,430,674	38,405,198	37,684,257

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,589,758)	$(1,934,271)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	46,793	(4,470)
Stock and options issued for services	104,270	69,659
Write off of liability per settlement	-	(100,000)
Stock issued for debt service	82,446	-
Compensatory element of stock options	318,458	417,853
Depreciation	13,419	819
Amortization of deferred financing costs	93,581	29,828
Amortization of software development costs	126,269	102,401
Amortization of intangible assets	32,467	32,467
Amortization of beneficial conversion feature	150,415	129,905
Amortization of debt discount	239,048	87,965
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(55,206)	90,796
Inventories	(3,868)	(103,088)
Prepaid expenses	(34,017)	46,411
Security deposit	-	(7,299)
Deferred rent	670	-
Accounts payable and accrued expenses	(84,727)	(122,290)
Total adjustments	1,030,018	670,957

Net cash used in operating activities	(1,559,740)	(1,263,314)

Cash flows from investing activities:
Equipment purchases	(7,020)	(6,574)
Capitalized software costs	-	(195,822)
Net cash used in investing activities	(7,020)	(202,396)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Net borrowings from stockholders	164,585	3,650
Payment of due to affiliates	(1,008)	(777)
Proceeds from convertible notes payable	-	1,817,000
Net proceeds from (payments of) bridge notes payable	(165,000)	-
Payments of note payable - equipment	(1,512)	-
Payments under capital lease	(7,418)	-
Payments of notes payable - bank	(30,000)	(10,303)
Proceeds from sale of securities	1,550,000	-
Deferred financing costs	-	(135,119)
Net cash provided by financing activities	1,509,647	1,674,451

Net increase (decrease) in cash	(57,113)	208,741

Cash at beginning of period	129,435	126,975

Cash at end of period	$72,322	$335,716

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$69,608	$76,909

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$35,000	$-
Stockholder loans converted to common stock	$-	$180,000
Convertible notes converted to common stock	$20,000	$-
Common stock and options issued for services	$104,270	$69,659
Discount related to note payable - warrant value and beneficial
conversion feature	$-	$1,073,269

Issuance of stock for discount related to bridge note payable	$3,870	$-

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The business of SearchHelp, Inc. consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,589,758 and $1,934,271 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,081,381 and an accumulated deficit of $13,487,785 at June 30, 2007.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the six months ended June 30, 2007, the Company raised $1,550,000 from the private placement of 7% convertible preferred stock and warrants as well as an additional $10,000 from 10% short term promissory notes and a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 11, 2007. The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2007 and 2006 have been excluded from the per share computations:

	June 30,
	2007	2006
2004 Stock Plan Options	1,450,000	2,053,090
Other Stock Options	7,332,500	7,170,000
Convertible Preferred Stock	6,053,400	-
Convertible Notes Payable	7,187,500	3,775,000
Warrants	11,898,284	6,756,424

(b) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The Company recognizes revenue in the form of direct non- consignment sales of merchandise when title passes to the customer, typically upon shipment, less an estimated reserve, currently 40%, if return privileges exist. The Company continues to refine its retail strategy, including product placement, pricing, packaging design and product delivery systems. These changes could impact return rates. Accordingly, actual results could differ from those estimates.

(c) Recent Accounting Pronouncements:

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

As a result of the adoption of FAS 123(R), the Company's results for the six months ended June 30, 2007 and 2006 include share-based compensation expense totaling approximately $279,000 and $344,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2007 and 2006, the assumptions made in calculating the fair values of options are as follows:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Expected term (in years)	5	5
Expected volatility	87.38% - 89.54%	93.67% - 99.55%
Expected dividend yield	0%	0%
Risk-free interest rate	4.50% - 5.26%	4.34% - 5.25%

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

Stock compensation expense related to non-employee options was approximately $39,000 and $74,000 for six months ended June 30, 2007 and 2006, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were 62,500 and 900,000 employee stock options granted during the six months ended June 30, 2007 and 2006, respectively. The following table represents our stock options granted, exercised, and forfeited during the first half of 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2007	9,720,000	$0.41
Granted	62,500	0.30
Exercised	0	0
Forfeited/expired	0	0
Outstanding at June 30, 2007	9,872,500	$0.41	2.9461	$0

Exercisable at June 30, 2007	6,055,833	$0.37	2.7238	$0

As of June 30, 2007, there was $565,894 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At June 30, 2007 and December 31, 2006, $24,697 and $49,697 of the line has been utilized, respectively. At December 31, 2006, $5,000 of the overdraft privilege had also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.50% at June 30, 2007 and 10.50% at December 31, 2006). Interest of $1,909 and $2,431 was charged to operations for the six months ended June 30, 2007 and 2006, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $45,000 at June 30, 2007.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the six months ended June 30, 2007 and 2006, an aggregate of $323,982 and $217,870 was charged to interest expense, respectively.

As reflected on the balance sheet at June 30, 2007 and December 31, 2006, the note value, net of discount, was $2,384,739 and $2,080,758, respectively. As of June 30, 2007, $20,000 of principal was converted into common stock.

Future principal payments under the 10% convertible notes payable as of June 30, 2007 for each of the next two years and in the aggregate are:

Year ending	Amount
June 30, 2008	$2,420,000
June 30, 2009	455,000
Total principal payments	2,875,000
Less discount	(490,261)
Total, net of discount	2,384,739
Less current portion	1,992,847
Long term portion	$391,892

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

As of June 30, 2007, the Company has raised a gross amount of $285,000 from these promissory notes and issued 285,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (due to the restriction), for an aggregate total of $85,095 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital. This discount is accreted over the one year life of the note using the straight line method. If the debt is repaid earlier than the maturity date, the unamortized amount will be charged to operations at that time. As of June 30, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. For the six months ended June 30, 2007, an aggregate of $65,482 was charged to interest expense.

As reflected on the balance sheet at June 30, 2007 and December 31, 2006, the note value, net of discount, was $65,887 and $204,275, respectively.

NOTE 7 - DUE TO/FROM STOCKHOLDERS

At June 30, 2007 and December 31, 2006, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $602,500 and $617,500, respectively, for working capital advances made to the Company. For the six months ended June 30, 2007 and 2006, interest expense was charged in the amounts of $31,691 and $31,970, respectively. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 4, 10.50% at June 30, 2007 and 10.50% at December 31, 2006. At June 30, 2007 and December 31, 2006, $139,483 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $1,153 and $6,917 as of June 30, 2007 and December 31, 2006, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2006, Brian O’Connor, a shareholder and director, is owed $1,367 for travel expenses incurred on behalf of the Company.

At June 30, 2007 and December 31, 2006, $248,758 and $108,415, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. An additional $50,000 was owed to Mr. Carrizzo at both June 30, 2007 and December 31, 2006 for bonuses earned in connection with certain liquidity milestones being met. A total of $18,182 was owed to Mr. Bozsnyak at June 30, 2007 as equity compensation per his employment agreement.

At December 31, 2006, the Company owed $3,500 to the chairman of the audit and compensation committees, who is a shareholder.

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

On April 4, 2007, the Company issued 36,310 shares of the Company's restricted common stock as payment in kind for interest due for the month of March 2007 on the Company’s 10% convertible notes.

On May 4, 2007, the Company issued 41,317 shares of the Company's restricted common stock as payment in kind for interest due for the month of April 2007 on the Company’s 10% convertible notes.

On May 17, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock and received net proceeds of $250,000.

On June 1, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock and received net proceeds of $250,000.

On June 5, 2007, the Company issued 53,401 shares of the Company's restricted common stock as payment in kind for interest due for the month of May 2007 on the Company’s 10% convertible notes.

Warrants:

As part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004. For the six months ended June 30, 2007 no warrants were exercised.

On January 29, 2007, warrants were issued to a consultant to acquire 900,000 shares of the Company’s common stock at $0.47 per share, exercisable for five years, as part of the compensation and further incentive for the consultant to devote his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007. The warrants vest in three equal amounts of 300,000 warrants on each of the following dates January 29, 2008, January 29, 2009 and January 29, 2010 provided that the consultant is still retained by the Company. These shares were valued at $216,000, the fair value of warrant at the date of issue. This amount is being accreted over the vesting period of the warrants using the straight line method. For the six months ending June 30, 2007, a total of $30,000 was charged to operations with a corresponding credit to additional paid in capital.

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

On February 16, 2007, a warrant was issued to a placement agent to acquire 224,000 common shares at $0.50 per share exercisable for three years as part of the compensation for services rendered in the Company’s private placement of its 10% convertible notes. A total of $51,520, the fair value of warrant at the date of issue, was capitalized as deferred financing costs with a corresponding credit to additional paid in capital. This amount is being accreted over the remaining life of the notes associated with the placement agent using the straight line method.

On February 16, 2007, a warrant was issued to a placement agent to acquire 87,500 common shares at $0.36 per share exercisable for three years as part of the compensation for services rendered in the Company’s private placement of its 10% short term promissory notes. A total of $22,750, the fair value of warrant at the date of issue, was capitalized as deferred financing costs with a corresponding credit to additional paid in capital. This amount is being accreted over the remaining life of the notes associated with the placement agent using the straight line method.

For the six months ended June 30, 2007, no warrants were exercised.

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

On April 7, 2007, the Company filed a cross complaint against the plaintiffs in the Superior Court of California in San Diego County. The cross complaint alleges a breech of contract by AAA for failure to complete the development of the software, to obtain the 404 feed required for the software to fully function as well as other services required to be performed by the parties’ agreements. The cross complaint seeks damages in an amount not yet fully ascertainable, but in no event less than $6,000,000.

On June 25, 2007 the Company and the plaintiffs met for mediation of the complaint and cross complaint. On June 26, 2007 both parties signed a stipulation for settlement whereby both legal actions will be dismissed. On August 2, 2007, subsequent to the balance sheet date, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow. The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired. In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation. An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers. The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software.

Employment Contracts

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

NOTE 10 - SUBSEQUENT EVENTS.

On July 13, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock and received net proceeds of $250,000.

On July 31, 2007, the Company, through a private sale, sold an aggregate of 384,615 shares of the Company's restricted common stock and received net proceeds of $100,000.

On August 2, 2007, the Company entered into a Settlement Agreement and Mutual Release, Software Licensing Agreement and Escrow Agreement (see Note 9).

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

Forward Looking Statements

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. We make such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, our operating and financial performance over recent years and our expectations about our business for the current and future fiscal years. Although the we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) our ability to secure necessary capital in order to continue to operate (b) our ability to enhance, improve and sell our products and services, (c) our ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for our products and services, (e) regulatory or legal changes affecting our business and (f) the effectiveness of our relationships in the parental control and monitoring software and services, and imaging products business.

General

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,589,758 and $1,934,271 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,081,381 and an accumulated deficit of $13,487,785 at June 30, 2007.

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

The Company has been successful in raising financing from equity and debt transactions, however, there is no guarantee that it will be able to continue raising capital in the future. During the six months ended June 30, 2007, the Company raised $1,550,000 from the private placement of Series A 7% convertible preferred stock and warrants, and an additional $10,000 from 10% short term promissory notes. A total of $210,000 of the 10% short term promissory notes have been repaid or converted into Series A 7% Convertible Preferred Stock.

During the first half of 2007, the Company focused on four primary operating priorities:

•
Product Design and Delivery. Our technical staff has been working on several new products and services that will be launched in late 2007 and our entire Sentry line is now compliant with Microsoft’s new Vista operating system.

We are currently designing several forms of new packaging and delivery methods that will more effectively distribute Sentry products into the marketplace. The Company continues to ship all three of our Sentry software products to national retailers on both a consignment and net sale basis.

•
Establish and Enhance Sales and Distribution Channels. The Company continues to aggressively pursue distribution and sales agreements and is in discussions with several foreign retailers to carry its software products in 2007. We continue to refine our retail strategy, including product placement in store, pricing and rebate promotions, packaging design and product delivery systems.

In May 2007, we signed a sales and distribution agreement with Interactive Communications International, Inc. (“Incomm”) to deliver Sentry products throughout InComm's distribution network of more than 145,000 retail locations. Incomm is the industry leader in prepaid phone and gift card distribution and our Sentry products will be the first software products of any kind delivered to market in this format. Additionally, we anticipate the card format will reduce costs since the prepaid card design eliminates the need for warehousing and shipping of traditional boxed software and reduces inventory shrinkage since cards are activated at the register. We expect our new product packaging and pricing will impact product returns from retailers looking to change over from existing inventory. Any returns will be liquidated through established discount retailers.

Additionally, during the second quarter, we engaged a new software aggregation vendor in order to increase our distribution channels and establish relationships with new retailers. We continue to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations.

•
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company is currently producing radio and television ads, developing an infomercial and other promotional videos, increasing product give-aways, and increasing the level of direct mail and Internet advertising.

We believe we have an ongoing responsibility to help educate parents to the dangers their children face online and to raise awareness of the impact that parental control software can have in addressing these issues. In that regard, the Company currently sponsors parent workshops and lectures discussing the importance of Internet safety for children. On April 28, 2007, one of the Company’s workshops was featured in a WABC televised special "Protect Our Children: Too Sexy, Too Young?” The program featured the cooperative efforts of SearchHelp and the Long Island Professional Education Network (LIPEN) to educate parents and children about cyber-bullying and other undesirable and dangerous content found on the Internet. The Company expects to continue to present at and conduct various other workshops in the coming months.

•
Addressing our liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the six months ended June 30, 2007, the Company raised $1,550,000 from the private placement of 7% convertible preferred stock and warrants.

Results of Operations

Comparison of the Results for the Three Months Ended June 30, 2007 and 2006

During the second quarter of 2007, the Company had negative revenue of $105,187, net of discounts and returns, from sales of software products largely a result of product returns from retailers as we reposition our Sentry products in the marketplace.  The Company’s net loss was $1,420,361, of which $1,146,900 was the loss from operations.

The Company suffered negative revenue for the three months ended June 30, 2007 totaling $105,187, a decrease of $128,041 from the comparable period of the prior year. This decline is largely a result of product returns from retailers as we reposition our Sentry products in the marketplace as well as slow sales for the three months ended June 30, 2007 due to the Company’s change in retail aggregation vendors and the transition to and assimilation of the new vendor’s sales staff to our Sentry product line.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued its investment in IT infrastructure and bandwidth to support increased customer usage and in acquiring additional technical expertise in software development and support. These costs, which include website design and optimization, infrastructure hosting, bandwidth provisioning database and program upgrades and enhancements and the use of outside technical consultants, increased approximately $72,000 for the three months ended June 30, 2007 from the comparable period of the prior year.

Selling and marketing expenses increased by approximately $29,000 and $24,000, respectively, for the three months ended June 30, 2007 from the comparable period of the prior year primarily as a result of increased spending on advertising and promotion to increase awareness of the Sentry product line in the marketplace. Included is the cost of producing radio and television ads, purchasing of air time, development of infomercial and other promotional video product give-aways and direct mail and Internet advertising.

Legal expenses for the three months ended June 30, 2007 and 2006 was $ 168,497 and $26,823, respectively, an increase of $141,674 and is primarily a result of vigorously defending and asserting counterclaims in several legal proceedings (see Note 9 to the Notes to the Consolidated Financial Statements). Rent expense for the three months ended June 30, 2007 and 2006 was $ 18,882 and $10,063, respectively, an increase of $8,819 and is reflective of the Company’s move into larger office space in August 2006 to accommodate additional technical personnel.

Interest expense for the three months ended June 30, 2007 and 2006 was $ 264,624 and $189,309, respectively, an increase of $75,315. This increase in interest expense is primarily a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding. Convertible notes and bridge notes outstanding totaled $2,950,000 and $2,440,000 at June 30, 2007 and 2006, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $165,000 and $115,000 for the three months ended June 30, 2007 and 2006, respectively, an increase of $50,000.

The Company enjoyed a decrease in compensation costs for the three months ended June 30, 2007 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $402,300 and $469,286 for the three months ended June 30, 2007 and 2006, respectively, an decrease of $66,985. Approximately $58,000 of this decrease is attributable to a decrease in share-based compensation as the cost of several large option awards was fully recognized early in the quarter.

Comparison of the Results for the Six Months Ended June 30, 2007 and 2006

During the first half of 2007, the Company had revenues of $127,762, net of discounts and returns, from sales of software products.  The cost of these sales totaled $66,053.  Gross profit was $61,709.  The Company’s net loss was $2,589,758, of which $1,936,016 was the loss from operations.

Revenue for the six months ended June 30, 2007 and 2006 was $127,762 and $48,883, respectively, an increase of $78,879 and is reflective of the Company’s increased distribution channels for its software product line, the majority of which occurred in the first quarter of 2007. Accordingly, gross profit increased $43,535 for the six months ended June 30, 2007 from the comparable period of the prior year.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued its investment in IT infrastructure and bandwidth to support increased customer usage and in acquiring additional technical expertise in software development and support. These costs, which include website design and optimization, infrastructure hosting, bandwidth provisioning database and program upgrades and enhancements and the use of outside technical consultants, increased approximately $148,000 for the six months ended June 30, 2007 from the comparable period of the prior year.

Depreciation and amortization expense increased by $12,600 and $87,620, respectively, for the six months ended June 30, 2007 from the comparable period of the prior year. The increase in depreciation reflects increased spending on computer hardware and other IT infrastructure to build a solid foundation to support increased customer usage. The increase in amortization expense is the result of amortization of deferred software development costs for products that were completed and shipped in April 2006 as well as the amortization of deferred finance costs which the Company incurred with its financing activities in 2006.

Legal expenses for the six months ended June 30, 2007 and 2006 was $ 186,545 and $51,632, respectively, an increase of $134,913 and is primary a result of vigorously defending and asserting counterclaims in several legal proceedings (see Note 9 to the Notes to the Consolidated Financial Statements). Rent expense for the six months ended June 30, 2007 and 2006 was $ 38,882 and $24,840, respectively, an increase of $15,982 and is reflective of the Company’s move into larger office space in August 2006 to accommodate additional technical personnel.

Interest expense for the six months ended June 30, 2007 and 2006 was $ 584,705 and $326,791, respectively, an increase of $257,913. This increase in interest expense is a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding. Convertible notes and bridge notes outstanding totaled $2,950,000 and $2,440,000 at June 30, 2007 and 2006, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $324,000 and $213,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $111,000. Additionally, included in interest expense, for the six months ended June 30, 2007, is approximately $65,000 of amortization of the discount related to the Company’s 10% short term promissory notes. There was no similar activity for the six months ended June 30, 2006.

The Company enjoyed a decrease in compensation costs for the six months ended June 30, 2007 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $876,652 and $997,734 for the six months ended June 30, 2007 and 2006, respectively, an decrease of $121,082. Approximately $110,000 of this decrease is attributable to a decrease in share-based compensation as the cost of several large option awards was fully recognized during the period.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.

Since inception, the Company has not generated any significant cash flows from operations. At June 30, 2007, the Company had cash and cash equivalents of $72,322 and a working capital deficiency of $3,081,381. Net cash used in operating activities for the six months ended June 30, 2007 was $1,559,740. As we increase sales from our products and services, we expect to increase cash flows from operations. If we do not generate sufficient revenues from the sales of our products in an amount necessary to meet our cash needs, we would need additional financing to continue to operate. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

Net cash used in investing activities for the six months ended June 30, 2007 was $7,020 and is attributable primarily to equipment and software purchases.

Net cash provided from financing activities was $1,509,647 for the six months ended June 30, 2007. Cash flow from financing activities was primarily derived from the sale of the Company’s Series A 7% Convertible Preferred Stock.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of June 30, 2007, the Company raised a gross amount of $2,895,000 from the offerings. As of June 30, 2007, $20,000 principal amount of the 10% convertible notes was converted into common stock.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of June 30, 2007, the Company has raised a total gross amount of $285,000, from these notes. As of June 30, 2007, a total of $210,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

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

On May 17, 2007, the Company sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock receiving proceeds totaling $250,000. Additionally on June 1, 2007, the Company sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock receiving proceeds totaling $250,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed.", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2007, the Company did not capitalize any software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six months ended June 30, 2007 and 2006 was $126,269 and $102,401, respectively.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

(a)      Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

On April 7, 2007, the Company filed a cross complaint against the plaintiffs in the Superior Court of California in San Diego County. The cross complaint alleges a breech of contract by AAA for failure to complete the development of the software, to obtain the 404 feed required for the software to fully function as well as other services required to be performed by the parties’ agreements. The cross complaint seeks damages in an amount not yet fully ascertainable, but in no event less than $6,000,000.

On June 25, 2007 the Company and the plaintiffs met for mediation of the complaint and cross complaint. On June 26, 2007 both parties signed a stipulation for settlement whereby both legal actions will be dismissed. On August 2, 2007, subsequent to the balance sheet date, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow. The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired. In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation. An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers. The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2007, the Company issued 36,310 shares of the Company's restricted common stock as payment in kind for interest due for the month of March 2007 on the Company’s 10% convertible notes.

On May 4, 2007, the Company issued 41,317 shares of the Company's restricted common stock as payment in kind for interest due for the month of April 2007 on the Company’s 10% convertible notes.

On June 5, 2007, the Company issued 53,401 shares of the Company's restricted common stock as payment in kind for interest due for the month of May 2007 on the Company’s 10% convertible notes.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

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

Date: August 13, 2007