Form 10QSB
period 2007-09-30
SEARCHHELP INC
filed 2007-11-14
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 1-31590

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The outstanding number of the issuer's common stock, par value $.0001, as of November 9, 2007 is 40,282,566 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SEARCHHELP, INC. AND SUBSIDIARIES

I N D E X
Page No.
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at September 30, 2007 (Unaudited) and
December 31, 2006	2-3

Consolidated Statements of Operations
For the Nine and Three months ended September 30, 2007 and 2006 (Unaudited)	4

Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2007 and 2006 (Unaudited)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -14

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	15-21

ITEM 3 - Controls and Procedures	22

PART II:

Item 1 - Legal Proceedings	22
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 - Defaults upon Senior Securities	24
Item 4 - Submission of Matters to A Vote of Securities Holders	24
Item 5 - Other Information	24
Item 6 - Exhibits	24
Signature Page	25

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$5,331	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	532,055	250,085
Inventories	153,690	190,637
Prepaid expenses	75,066	17,897
Total current assets	766,142	588,054

Property and equipment - net	169,017	108,507

Other assets:
Software development costs, less accumulated
amortization of $869,927 and $691,103 , respectively	323,238	502,063
Amortizable intangible assets, less accumulated
amortization of $154,768 and $106,068, respectively	478,732	527,432
Deferred finance costs, less amortization of $231,882 and $98,405, respectively	66,458	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,417,963	1,778,964

Total assets	$2,353,122	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Note payable - bank	$54,697	$54,697
Current portion of long term debt and capital leases	41,860	18,879
Current portion of 10% convertible notes payable - net of
discount of $315,111 and $32,882, respectively	2,464,889	590,118
Short term bridge notes payable - net of discount of $3,038
and $70,725, respectively	46,962	204,275
Due to stockholders	396,218	895,491
Due to affiliates	48,343	59,657
Deferred revenue	184,438	48,832
Accounts payable	497,191	269,713
Accrued expenses	63,115	202,977
Total current liabilities	3,797,713	2,344,639

Other liabilities:
10% convertible notes payable - net of discount of $3,233
and $781,360, respectively, net of current portion	21,767	1,490,640
Obligations under capital lease, net of current portion	103,840	65,929
Note payable - equipment, net of current portion	13,435	16,111
Deferred rent	9,443	8,438
Total liabilities	3,946,198	3,925,757

Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 901,237 and 0, respectively	90	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 40,141,074 and 38,152,636
shares, respectively	4,016	3,815
Additional paid-in capital	12,996,505	9,443,982
Accumulated deficit	(14,593,687)	(10,898,029)
Total stockholders' equity (deficit)	(1,593,076)	(1,450,232)

Total liabilities and stockholders' equity (deficit)	$2,353,122	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Software, net	$276,014	$158,721	$148,252	$109,838
Total Revenues	276,014	158,721	148,252	109,838

Cost of Sales
Software	102,111	55,163	36,058	24,454
Total Cost of Sales	102,111	55,163	36,058	24,454

Gross Profit	173,903	103,558	112,194	85,384

Operating expenses
Selling	266,392	185,012	124,237	58,756
Web site costs	131,684	52,190	48,276	31,084
General and administrative	2,221,295	2,028,101	621,287	604,660
Depreciation and amortization	288,017	236,443	115,863	100,756
Total operating expenses	2,907,388	2,501,746	909,663	795,256

Loss from operations	(2,733,485)	(2,398,188)	(797,469)	(709,872)

Other Expenses (Income)
Interest	810,051	507,305	257,037	212,484
Interest - related party	43,518	47,051	11,827	15,081
Write off of liability per settlement	-	(100,000)	-	-
Other income	(24,871)	(1,289)	(327)	9,375
Amortization of deferred financing costs	133,477	55,480	39,896	25,652
Total other expenses (income)	962,175	508,547	308,433	262,592

Net loss	$(3,695,660)	$(2,906,735)	$(1,105,902)	$(972,464)

Per share data
Loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.03)	$(0.03)

Weighted average number of
shares outstanding basic and diluted	38,871,630	37,531,260	39,096,675	37,729,150

See notes to consolidated financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,695,660)	$(2,906,735)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	135,606	(4,470)
Stock and options issued for services	122,270	89,111
Write off of liability per settlement	-	(100,000)
Stock issued for debt service	130,345	-
Recovery from settlement	-	-
Write off of asset for impairment	-	-
Compensatory element of stock options	550,829	500,723
Depreciation	20,596	6,535
Amortization of deferred financing costs	133,477	55,480
Amortization of software development costs	178,825	181,208
Amortization of intangible assets	48,700	48,700
Amortization of beneficial conversion feature	233,910	185,806
Amortization of debt discount	333,546	164,636
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(281,971)	19,360
Allowance for doubtful accounts	-
Inventories	36,947	(178,483)
Prepaid expenses	(57,167)	64,028
Security deposit and other assets	-	-
Security deposit	-	(7,299)
Deferred rent	1,005	-
Accounts payable and accrued expenses	87,614	(1,935)
Total adjustments	1,674,532	1,023,400

Net cash used in operating activities	(2,021,128)	(1,883,335)

Cash flows from investing activities:
Equipment purchases	(9,192)	(33,277)
Acquisition expenses less cash acquired	-	-
Capitalized software costs	-	(195,822)
Net cash used in investing activities	(9,192)	(229,099)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from financing activities:
Net borrowings from stockholders	51,227	43,344
Payment of due to affiliates	(11,314)	(1,178)
Proceeds from (payments of) convertible notes payable	(70,000)	2,247,000
Payments of bridge notes payable	(190,000)	-
Proceeds from note payable - equipment	-	21,262
Payments of note payable - equipment	(2,443)	(288)
Payments of capital lease	(11,254)	(2,363)
Payments of notes payable - bank	-	(10,303)
Proceeds from sale of securities	2,150,000	-
Retirement of treasury stock	(10,000)	-
Deferred financing costs	-	(161,119)
Net cash provided by financing activities	1,906,216	2,136,355

Net increase (decrease) in cash	(124,104)	23,921

Cash at beginning of period	129,435	126,975

Cash at end of period	$5,331	$150,896

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$93,849	$133,550

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$35,000	$-
Stockholder loans converted to common stock/preferred stock	$550,500	$180,000
Convertible notes converted to common stock	$20,000	$-
Common stock and options issued for services	$122,270	$89,111
Computer equipment under capital lease	$71,914	$87,098
Discount related to note payable - warrant value and beneficial conversion feature	$-	$1,182,527
Issuance of stock for discount related to bridge note payable	$3,870	$-

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The business of SearchHelp, Inc. consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,695,660 and $2,906,735 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,031,571 and an accumulated deficit of $14,593,687 at September 30, 2007.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the nine months ended September 30, 2007, the Company raised $2,150,000 from the private placement of common stock, 7% convertible preferred stock and warrants, and an additional $10,000 from 10% short term promissory notes. A total of $235,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 11, 2007. The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2007 and 2006 have been excluded from the per share computations:

	September 30,
	2007	2006
2004 Stock Plan Options	1,450,000	1,720,000
Other Stock Options	8,169,521	8,070,000
Convertible Preferred Stock	9,012,370	-
Convertible Notes Payable	7,012,500	6,962,500
Warrants	13,806,684	8,031,424

(b) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The Company recognizes revenue in the form of direct non-consignment sales of merchandise when title passes to the customer, typically upon shipment, less an estimated reserve, currently 40%, if return privileges exist. The Company continues to refine its retail strategy, including product placement, pricing, packaging design and product delivery systems. These changes could impact return rates. Accordingly, actual results could differ from those estimates.

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

NOTE 3 - EMPLOYEE STOCK COMPENSATION

The Company’s 2004 Stock Plan (the “Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation. All stock options under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a three-year period and generally expire 5 years from the grant date. Additionally, the Company grants options and shares to its employees outside the Plan.

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

As a result of the adoption of FAS 123(R), the Company's results for the nine months ended September 30, 2007 and 2006 include share-based compensation expense totaling approximately $360,000 and $492,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2007 and 2006, the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Expected term (in years)	5	5
Expected volatility	86.26% - 89.54%	91.09% - 99.55%
Expected dividend yield	0%	0%
Risk-free interest rate	4.34% - 5.26%	4.34% - 5.25%

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

Stock compensation expense related to non-employee options was approximately $59,000 and $8,500 for nine months ended September 30, 2007 and 2006, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were 899,521 and 2,030,000 employee stock options granted during the nine months ended September 30, 2007 and 2006, respectively. The following table represents our stock options granted, exercised, and forfeited during the first half of 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2007	9,720,000	$0.41
Granted	899,521	0.23
Exercised	-	-
Forfeited/expired	(1,000,000)	0.30
Outstanding at September 30, 2007	9,619,521	$0.41	2.8930	$9,955

Exercisable at September 30, 2007	6,055,833	$0.36	2.7786	$9,955

As of September 30, 2007, there was $512,177 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At September 30, 2007 and December 31, 2006, $49,697 and $49,697 of the line has been utilized, respectively. At September 30, 2007 and December 31, 2006, $5,000 of the overdraft privilege had also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (10.50% at September 30, 2007 and 10.50% at December 31, 2006). Interest of $3,028 and $3,042 was charged to operations for the nine months ended September 30, 2007 and 2006, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $45,000 at September 30, 2007.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the nine months ended September 30, 2007 and 2006, an aggregate of $495,898 and $350,442 was charged to interest expense, respectively.

As reflected on the balance sheet at September 30, 2007 and December 31, 2006, the note value, net of discount, was $2,486,656 and $2,080,758, respectively. As of September 30, 2007, $20,000 principal amount of notes were converted into common stock and $70,000 of principal was paid.

Future principal payments under the 10% convertible notes payable as of September 30, 2007 for each of the next two years and in the aggregate are:

Year ending	Amount
September 30, 2008	$2,780,000
September 30, 2009	25,000
Total principal payments	2,805,000
Less discount	(318,344)
Total, net of discount	2,486,656
Less current portion	2,464,889
Long term portion	$21,767

NOTE 6 - SHORT TERM BRIDGE NOTES PAYABLE

On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises a certain minimum amount in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable on maturity and the holders received restricted shares of the Company’s common stock equal to the face value of their note. Additionally, these notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer.

As of September 30, 2007, the Company has raised a gross amount of $285,000 from these promissory notes and issued 285,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (to give effect to the lack of liquidity for such shares), for an aggregate total of $85,095 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital. This discount is accreted over the one year life of the note using the straight line method. If the debt is repaid earlier than the maturity date, the unamortized amount will be charged to operations at that time. As of September 30, 2007, a total of $235,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. For the nine months ended September 30, 2007, an aggregate of $71,557 was charged to interest expense.

As reflected on the balance sheet at September 30, 2007 and December 31, 2006, the note value, net of discount, was $46,962 and $204,275, respectively.

NOTE 7 - DUE TO/FROM STOCKHOLDERS

At September 30, 2007 and December 31, 2006, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $45,000 and $617,500, respectively, for working capital advances made to the Company. On August 31, 2007, Mr. Bozsnyak offered to convert $550,500 of working capital loans into 1,196,742 restricted shares of the Company’s common stock and 105,057 shares of the Company’s Convertible Series A Preferred Stock. Subsequent to Board acceptance and approval, on September 7, 2007 the Company issued the repective shares and an entry was made to reduce loans payable to shareholder for $550,500 with a corresponding credit to common stock, preferred stock and additional paid in capital.

For the nine months ended September 30, 2007 and 2006, interest expense was charged in the amounts of $43,518 and $47,051, respectively. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 4, 10.50% at September 30, 2007 and 10.50% at December 31, 2006. At September 30, 2007 and December 31, 2006, $151,310 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $2,171 and $6,917 as of September 30, 2007 and December 31, 2006, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2006, Brian O’Connor, a shareholder and director, is owed $1,367 for travel expenses incurred on behalf of the Company.

At September 30, 2007 and December 31, 2006, $123,026 and $108,415, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. An additional $50,000 was owed to Mr. Carrizzo at both September 30, 2007 and December 31, 2006 for bonuses earned in connection with certain liquidity milestones being met. A total of $17,045 was owed to Mr. Bozsnyak at September 30, 2007 as equity compensation per his employment agreement.

At September 30, 2007 and December 31, 2006, the Company owed $7,666 and $3,500, respectively, to the chairman of the audit and compensation committees, who is a shareholder.

NOTE 8 - EQUITY TRANSACTIONS.

On January 12, 2007, the Company issued 44,960 shares of the Company's restricted common stock as payment in kind for interest due for the month of December 2006 on the Company’s 10% convertible notes.

On February 7, 2007 and February 8, 2007, the Company, through a private sale, sold an aggregate of 209,924 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 524,810 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $550,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. The exercise price of the warrants approximates the net cost of the common stock received after conversion. The fair value of the warrants of $183,684 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividends of $183,684 were recorded against additional paid-in capital.

On February 9, 2007, the Company issued 10,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.43, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.39 per share. A total of $3,870 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On February 12, 2007, the Company issued 42,409 shares of the Company's restricted common stock as payment in kind for interest due for the month of January 2007 on the Company’s 10% convertible notes.

On February 20, 2007, the Company, through a private sale, sold an aggregate of 190,840 shares of Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 477,100 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $500,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. The exercise price of the warrants approximates the net cost of the common stock received after conversion. The fair value of the warrants of $147,901 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividends of $147,901 were recorded against additional paid-in capital.

On March 5, 2007, the Company issued 50,000 shares of the Company's restricted common stock upon the conversion of $20,000 principal amount of the Company’s 10% convertible notes.

On March 8, 2007, the Company issued 29,929 shares of the Company's restricted common stock as payment in kind for interest due for the month of February 2007 on the Company’s 10% convertible notes.

On March 9, 2007, the Company issued an aggregate of 13,736 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 34,340 shares of the Company’s common stock at an exercise price of $.26 per share in satisfaction of short term bridge notes and accrued interest totaling $35,988. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. The exercise price of the warrants approximates the net cost of the common stock received after conversion. The fair value of the warrants of $8,928 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividends of $8,928 were recorded against additional paid-in capital.

On April 4, 2007, the Company issued 36,310 shares of the Company's restricted common stock as payment in kind for interest due for the month of March 2007 on the Company’s 10% convertible notes.

On May 4, 2007, the Company issued 41,317 shares of the Company's restricted common stock as payment in kind for interest due for the month of April 2007 on the Company’s 10% convertible notes.

On May 17, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of Series A 7% Convertible Preferred Stock and received net proceeds of $250,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock

On June 1, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of Series A 7% Convertible Preferred Stock and received net proceeds of $250,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock

On June 5, 2007, the Company issued 53,401 shares of the Company's restricted common stock as payment in kind for interest due for the month of May 2007 on the Company’s 10% convertible notes.

On July 5, 2007, the Company issued 62,820 shares of the Company's restricted common stock as payment in kind for interest due for the month of June 2007 on the Company’s 10% convertible notes.

On July 13, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.20 per share and received net proceeds of $250,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. The fair value of the warrants of $200,382 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividends of $200,382 were recorded against additional paid-in capital.

On July 31, 2007, the Company, through a private sale, sold an aggregate of 384,615 shares of the Company's restricted common stock and warrants to purchase an aggregate of 384,615 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $100,000. The exercise price of the warrants approximates the net cost of the common stock received.

On August 5, 2007, the Company issued 80,977 shares of the Company's restricted common stock as payment in kind for interest due for the month of July 2007 on the Company’s 10% convertible notes.

On August 25, 2007, the Company retired 125,000 shares of the Company's common stock for $10,000 as part of the Settlement Agreement and Mutual Release with AmberAlertAgent Development Co., LLC (see Note 9 below).

On September 5, 2007, the Company issued 79,958 shares of the Company's restricted common stock as payment in kind for interest due for the month of August 2007 on the Company’s 10% convertible notes.

On September 7, 2007, the Company issued 1,196,742 restricted common shares and 105,057 shares of Series A 7% Convertible Preferred Stock to the CEO in satisfaction of loans made to the Company of $550,500. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. An entry was made to reduce loans payable to shareholder for $550,500 with a corresponding credit to common stock, preferred stock and additional paid in capital.

On September 11, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.20 per share and received net proceeds of $250,000. Each share of Series A 7% Convertible Preferred Stock can be converted, at any time, into ten shares of the Company’s common stock. The fair value of the warrants of $152,672 was determined using the Black-Scholes option-pricing model and is considered a deemed dividend on the Series A Preferred Stock. Due to the cumulative deficit, dividends of $152,672 were recorded against additional paid-in capital.

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

On January 29, 2007, warrants were issued to a consultant to acquire 900,000 shares of the Company’s common stock at $0.47 per share, exercisable for five years, as part of the compensation and further incentive for the consultant to devote his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007. The warrants vest in three equal amounts of 300,000 warrants on each of the following dates January 29, 2008, January 29, 2009 and January 29, 2010 provided that the consultant is still retained by the Company. These shares were valued at $216,000, the fair value of warrant at the date of issue. This amount is being accreted over the vesting period of the warrants using the straight line method. For the nine months ending September 30, 2007, a total of $48,000 was charged to operations with a corresponding credit to additional paid in capital.

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

For the nine months ended September 30, 2007, no warrants were exercised.

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

On August 2, 2007, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow. The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired. In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation. An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers. The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software.

Joseph Carrizzo

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

On September 14, 2007, SearchHelp was served with a complaint that was filed in the Supreme Court of New York in Nassau County on August 30, 2007, entitled Joseph Carrizzo v. SearchHelp, Inc., arising from the situation stated above. In his Complaint, Mr. Carrizzo alleges that the Company was in material breach of the employment agreement. The Complaint seeks (i) damages in an amount in excess of $450,000, arising out of a material breach of the employment agreement, (ii) compensatory damages under Section 198, subdivision 1-a of the New York Labor Law including a statutory penalty of 25% and attorney’s fees, and (iii) a declaratory judgment that SearchHelp’s conduct constitutes a material breach, that all of Mr. Carrizzo’s non-vested stock options have fully vested and that all vested options and any shares issued upon exercise are entitled to immediate registration.

On October 4, 2007, subsequent to the balance sheet date, the Company filed a verified answer and counterclaim in the Supreme Court of New York in Nassau County denying the allegations made by Mr. Carrizzo and counterclaiming that Mr. Carrizzo wrongfully appropriated intellectual property of the Company. The counterclaim seeks damages in an amount not yet fully ascertainable, but in no event less than $7,000,000.

NOTE 10 - SUBSEQUENT EVENTS.

On October 4, 2007, the Company filed a verified answer and counterclaim in the Supreme Court of New York in Nassau County (see Note 9).

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note is payable the earlier of December 4, 2007or when the Company collects on certain accounts receivable which secure the note. The note bears an interest rate equal to the prime rate plus three percent, 10.75% per annum at issuance and is payable at the end of the term.

On November 7, 2007 and November 8, 2007, the Company issued short term promissory notes totaling $60,000. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term and the holders received 60,000 restricted shares of the Company’s common stock as additional consideration for making the loans. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share.

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

Forward Looking Statements

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. We make such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, our operating and financial performance over recent years and our expectations about our business for the current and future fiscal years. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) our ability to secure necessary capital in order to continue to operate (b) our ability to enhance, improve and sell our products and services, (c) our ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for our products and services, (e) regulatory or legal changes affecting our business and (f) the effectiveness of our relationships in the parental control and monitoring software and services, and imaging products business.

General

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,695,660 and $2,906,735 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,031,571 and an accumulated deficit of $14,593,687 at September 30, 2007.

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

The Company has been successful in raising financing from equity and debt transactions, however, there is no guarantee that it will be able to continue raising capital in the future. During the nine months ended September 30, 2007, the Company raised $2,150,988 from the private placement of common stock and 7% convertible preferred stock and warrants, and an additional $10,000 principal amount of 10% short term promissory notes. A total of $235,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

During the first nine months of 2007, the Company focused on four primary operating priorities:

•
Product Design and Delivery. Our technical staff has been working on several new products and services that will be launched in late 2007 and the first quarter of 2008. Our entire Sentry line is compliant with Microsoft’s new Vista operating system. The Company is planning to release a new 2008 Version of its Sentry products during January 2008. This new version will combine the features of both our Sentry At Home and Sentry Remote products which the Company believes will exceed the feature set of other major competitors.

We have designed several new forms of packaging and delivery methods that we believe will more effectively distribute Sentry products into the marketplace including our prepaid card packaging, making our Sentry products the first software products of any kind delivered to market in this format. The Company has recently shipped this new packaging to a major pharmacy chain. The Company continues to ship all three of our Sentry software products to national retailers on both a consignment and net sale basis.

•
Establish and Enhance Sales and Distribution Channels. In October 2007, we signed a sales and distribution agreement with Celltec Limited (“Celltec”) to deliver Sentry products throughout the United Kingdom and the Republic of Ireland. The Company continues to aggressively pursue distribution and sales agreements and is in discussions with several other foreign retailers to carry its software products in 2007 and 2008.

We continue to refine our retail strategy, including product placement in stores, pricing and rebate promotions, packaging design and product delivery systems. We are aggressively promoting our prepaid card format and anticipate the card format will reduce costs since the prepaid card design eliminates the need for warehousing and shipping of traditional boxed software and reduces inventory shrinkage since cards are activated at the register. We expect our new product packaging and pricing will impact product returns from retailers looking to change over from existing inventory. Any returns will be liquidated through established discount retailers.

Additionally, we continue to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations.

•
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company is pursuing radio and television ads, infomercial and other promotional videos, increasing product give-aways, and increasing the level of direct mail and Internet advertising.

•
Addressing our liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has continued to fund its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the nine months ended September 30, 2007, the Company raised $2,150,000 from the private placement of common stock and 7% convertible preferred stock and warrants.

Results of Operations

Comparison of the Results for the Three Months Ended September 30, 2007 and 2006

During the third quarter of 2007, the Company had revenue of $148,252, net of discounts and returns, from sales of software products.  The Company’s net loss was $1,105,902, of which $797,469 was the loss from operations.

Revenue for the three months ending September 30, 2007 and 2006 was $148,252 and $109,838, respectively, an increase of $38,414. Accordingly, gross profit increased $26,810 for the three months ended September 30, 2007 from the comparable period of the prior year.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued its investment in IT infrastructure and bandwidth to support increased customer usage and in acquiring additional technical expertise in software development and support. These costs, which include website design and optimization, infrastructure hosting, bandwidth provisioning database and program upgrades and enhancements and the use of outside technical consultants, increased approximately $134,000 for the three months ended September 30, 2007 from the comparable period of the prior year.

Selling expenses increased by approximately $65,000 for the three months ended September 30, 2007 from the comparable period of the prior year primarily as a result of increased spending on advertising and promotion to increase awareness of the Sentry product line in the marketplace. Included is the cost of producing radio and television ads, purchasing of air time, development of infomercial and other promotional video product give-aways and direct mail and Internet advertising.

Legal expenses for the three months ended September 30, 2007 and 2006 was $ 94,976 and $8,941, respectively, an increase of $86,035 and is primarily a result of vigorously defending and asserting counterclaims in legal proceedings (see Note 9 to the Notes to the Consolidated Financial Statements).

Interest expense for the three months ended September 30, 2007 and 2006 was $ 268,865 and $227,565, respectively, an increase of $41,300. This increase in interest expense is primarily a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding. Convertible notes and bridge notes outstanding totaled $2,855,000 and $2,870,000 at September 30, 2007 and 2006, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $172,000 and $140,000 for the three months ended September 30, 2007 and 2006, respectively, an increase of $32,000.

The Company’s compensation costs decreased for the three months ended September 30, 2007 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $331,808 and $392,105 for the three months ended September 30, 2007 and 2006, respectively, an decrease of $60,297. Approximately $57,000 of this decrease is attributable to a decrease in salaries and payroll taxes as a result of a reduction in headcount from the comparable period of the prior year.

Comparison of the Results for the Nine Months Ended September 30, 2007 and 2006

During the first nine months of 2007, the Company had revenues of $276,014, net of discounts and returns, from sales of software products.  The cost of these sales totaled $102,111.  Gross profit was $173,903.  The Company’s net loss was $3,695,660, of which $2,733,485 was the loss from operations.

Revenue for the nine months ended September 30, 2007 and 2006 was $276,014 and $158,721, respectively, an increase of $117,293. Accordingly, gross profit increased $70,345 for the nine months ended September 30, 2007 from the comparable period of the prior year.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued its investment in IT infrastructure and bandwidth to support increased customer usage and in acquiring additional technical expertise in software development and support. These costs, which include website design and optimization, infrastructure hosting, bandwidth provisioning database and program upgrades and enhancements and the use of outside technical consultants, increased approximately $282,000 for the nine months ended September 30, 2007 from the comparable period of the prior year.

Depreciation and amortization expense increased by $14,061 and $75,613, respectively, for the nine months ended September 30, 2007 from the comparable period of the prior year. The increase in depreciation reflects increased spending on computer hardware and other IT infrastructure to build a solid foundation to support increased customer usage. The increase in amortization expense is the result of amortization of deferred software development costs for products that were completed and shipped in April 2006 as well as the amortization of deferred finance costs which the Company incurred with its financing activities in 2006.

Legal expenses for the nine months ended September 30, 2007 and 2006 was $ 281,522 and $60,574, respectively, an increase of $220,948 and is primary a result of vigorously defending and asserting counterclaims in legal proceedings (see Note 9 to the Notes to the Consolidated Financial Statements). Rent expense for the nine months ended September 30, 2007 and 2006 was $ 61,129 and $35,425, respectively, an increase of $25,704 and is reflective of the Company’s move into larger office space in August 2006 to accommodate additional technical personnel.

Interest expense for the nine months ended September 30, 2007 and 2006 was $ 853,569 and $554,356, respectively, an increase of $299,213. This increase in interest expense is a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding. Convertible notes and bridge notes outstanding totaled $2,855,000 and $2,870,000 at September 30, 2007 and 2006, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $496,000 and $350,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $146,000. Additionally, included in interest expense, for the nine months ended September 30, 2007, is approximately $72,000 of amortization of the discount related to the Company’s 10% short term promissory notes. There was no similar activity for the nine months ended September 30, 2006.

The Company’s compensation costs decreased for the nine months ended September 30, 2007 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $1,208,459 and $1,389,839 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $181,380. Approximately $119,000 of this decrease is attributable to a decrease in share-based compensation as the cost of several large option awards was fully recognized during the period. Approximately $50,000 of this decrease is attributable to a decrease in salaries and payroll taxes as a result of a reduction in headcount from the comparable period of the prior year.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.

Since inception, the Company has not generated any significant cash flows from operations. At September 30, 2007, the Company had cash and cash equivalents of $5,331 and a working capital deficiency of $3,031,571. Net cash used in operating activities for the nine months ended September 30, 2007 was $2,021,128. As we increase sales from our products and services, we expect to increase cash flows from operations. If we do not generate sufficient revenues from the sales of our products in an amount necessary to meet our cash needs, we would need additional financing to continue to operate. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

Net cash used in investing activities for the nine months ended September 30, 2007 was $9,192 and is attributable primarily to equipment and software purchases.

To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.Net cash provided from financing activities was $1,906,216 for the nine months ended September 30, 2007. Cash flow from financing activities was primarily derived from the sale of the Company’s Series A 7% Convertible Preferred Stock.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note in the principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of September 30, 2007, the Company raised a gross amount of $2,895,000 from the offerings. As of September 30, 2007, $20,000 principal amount of the 10% convertible notes was converted into common stock and $70,000 was paid.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or the Company’s next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of September 30, 2007, the Company has raised a total gross amount of $285,000, from these notes. As of September 30, 2007, a total of $235,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

In February 2007, the Company sold an aggregate of 400,764 shares of its Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 1,001,910 shares of the Company’s common stock at an exercise price of $.26 per share, receiving proceeds totaling $1,050,000. Additionally on March 9, 2007, the Company issued an aggregate of 13,736 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 34,340 shares of the Company’s common stock at an exercise price of $.26 per share in satisfaction of short term bridge notes and accrued interest totaling $35,988.

On May 17, 2007, the Company sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock receiving proceeds totaling $250,000. Additionally on June 1, 2007, the Company sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock receiving proceeds totaling $250,000.

On July 13, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.20 per share and received net proceeds of $250,000.

On July 31, 2007, the Company, through a private sale, sold an aggregate of 384,615 shares of the Company's restricted common stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $100,000.

On September 11, 2007, the Company, through a private sale, sold an aggregate of 95,420 shares of the Series A 7% Convertible Preferred Stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.20 per share and received net proceeds of $250,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed.", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2007, the Company did not capitalize any software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2007 and 2006 was $178,825 and $181,208, respectively.

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

New Accounting Principles Adopted:

Stock-based Compensation: Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the SEC's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

On August 2, 2007, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow. The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired. In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation. An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers. The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software.

Joseph Carrizzo

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

On September 14, 2007, SearchHelp was served with a complaint that was filed in the Supreme Court of New York in Nassau County on August 30, 2007, entitled Joseph Carrizzo v. SearchHelp, Inc., arising from the situation stated above. In his Complaint, Mr. Carrizzo alleges that the Company was in material breach of the employment agreement. The Complaint seeks (i) damages in an amount in excess of $450,000, arising out of a material breach of the employment agreement, (ii) compensatory damages under Section 198, subdivision 1-a of the New York Labor Law including a statutory penalty of 25% and attorney’s fees, and (iii) a declaratory judgment that SearchHelp’s conduct constitutes a material breach, that all of Mr. Carrizzo’s non-vested stock options have fully vested and that all vested options and any shares issued upon exercise are entitled to immediate registration.

On October 4, 2007, subsequent to the balance sheet date, the Company filed a verified answer and counterclaim in the Supreme Court of New York in Nassau County denying the allegations made by Mr. Carrizzo and counterclaiming that Mr. Carrizzo wrongfully appropriated intellectual property of the Company. The counterclaim seeks damages in an amount not yet fully ascertainable, but in no event less than $7,000,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2007, the Company issued 62,820 shares of the Company's restricted common stock as payment in kind for interest due for the month of June 2007 on the Company’s 10% convertible notes.

On July 31, 2007, the Company, through a private sale, sold an aggregate of 384,615 shares of the Company's restricted common stock and warrants to purchase an aggregate of 954,200 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $100,000.

On August 5, 2007, the Company issued 80,977 shares of the Company's restricted common stock as payment in kind for interest due for the month of July 2007 on the Company’s 10% convertible notes.

On September 5, 2007, the Company issued 79,958 shares of the Company's restricted common stock as payment in kind for interest due for the month of August 2007 on the Company’s 10% convertible notes.

On September 7, 2007, the Company issued 1,196,742 restricted common shares and 105,057 shares of the Series A 7% Convertible Preferred Stock to the CEO in satisfaction of loans made to the Company of $550,000.

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

10.25
Settlement Agreement and Mutual Release dated August 2, 2007 between Amber Alert Agent Development Company, LLC, Perkins, Brinson, Ho, LLC, Philip Dizon, Edward Sullivan, Gil Amelio, Richard A. Weintraub, Carl Perkins, and Duane Brinson and SearchHelp, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc. (Registrant)

By: /s/ John Caruso John Caruso, Chief Financial Officer

Date: November 13, 2007