Form 10QSB/A
period 2007-03-31
SEARCHHELP INC
filed 2008-04-04
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

Form 10-QSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended March 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2007 (the “Original Filing”), is being filed to reflect the restatement of our consolidated financial statements at, and for the three months ended, March 31, 2007 and the notes related thereto. The decision to restate these consolidated financial statements was made to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. For a more detailed description of the restatement, see Note 2 - Restatement of March 31, 2007 Financial Results to the accompanying consolidated financial statements contained in this Form 10-QSB/A.

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

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10 KSB for the year ended December 31, 2007, which will be filed concurrently with or shortly after the filing of this Form 10-QSB/A, or other reports filed with the SEC subsequent to the date of this filing.

SEARCHHELP, INC. AND SUBSIDIARIES

I N D E X

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at March 31, 2007 (Unaudited - Restated) and December 31, 2006	2-3

Consolidated Statements of Operations For the Three months ended March 31, 2007 and 2006 (Unaudited - Restated)	4

Consolidated Statements of Cash Flows For the Three months ended March 31, 2007 and 2006 (Unaudited - Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited - Restated)	7 -13

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	14-19

ITEM 3 - Controls and Procedures	19

PART II:

Item 1 - Legal Proceedings	20
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults upon Senior Securities	22
Item 4 - Submission of Matters to A Vote of Securities Holders	22
Item 5 - Other Information	22
Item 6 - Exhibits	22
Signature Page	22

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited -
	Restated)
Current assets:
Cash	$197,830	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	279,365	250,085
Inventories	194,466	190,637
Prepaid expenses	34,917	17,897
Total current assets	706,578	588,054

Property and equipment - net	107,423	108,507

Other assets:
Software development costs, less accumulated
amortization of $768,761 and $691,103 , respectively	424,405	502,063
Amortizable intangible assets, less accumulated
amortization of $122,301 and $106,068, respectively	511,199	527,432
Deferred finance costs, less amortization of $159,268 and $98,405, respectively	139,071	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,624,210	1,778,964

Total assets	$2,438,211	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	March 31,	December 31,
	2007	2006
	(Unaudited -
	Restated)
Current liabilities:
Note payable - bank	$24,697	$54,697
Current portion of long term debt and capital leases	19,269	18,879
Current portion of 10% convertible notes payable - net of
discount of $372,357 and $32,882, respectively	1,117,643	590,118
Short term bridge notes payable - net of discount of $13,669
and $70,725, respectively	61,331	204,275
Due to stockholders	997,345	895,491
Due to affiliates	59,141	59,657
Deferred revenue	47,904	48,832
Accounts payable	144,561	269,713
Accrued expenses	119,070	202,977
Total current liabilities	2,590,961	2,344,639

Other liabilities:
10% convertible notes payable - net of discount of $283,625
and $781,360, respectively, net of current portion	1,101,375	1,490,640
Obligations under capital lease, net of current portion	61,945	65,929
Note payable - equipment, net of current portion	15,436	16,111
Deferred rent	8,773	8,438
Total liabilities	3,778,490	3,925,757

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 414,500 and 0	41	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 38,329,934 and 38,152,636
shares, respectively	3,833	3,815
Additional paid-in capital	10,872,122	9,443,982
Accumulated deficit	(12,216,275)	(10,898,029)
Total stockholders' equity (deficit)	(1,340,279)	(1,450,232)

Total liabilities and stockholders' equity (deficit)	$2,438,211	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited -
	Restated)	(Unaudited)
Revenues
Software, net	$54,704	$26,029
Total Revenues	54,704	26,029

Cost of Sales
Software	19,404	20,179
Total Cost of Sales	19,404	20,179

Gross Profit	35,300	5,850

Operating expenses
Selling	79,465	92,225
Web site costs	26,370	11,030
General and administrative	767,155	720,627
Depreciation and amortization	100,275	43,817
Total operating expenses	973,265	867,699

Loss from operations	(937,965)	(861,849)

Other Expenses (Income)
Interest	304,161	120,277
Interest - related party	15,919	17,205
Other income	(662)	-
Amortization of deferred financing costs	60,863	11,629
Total other expenses (income)	380,281	149,111

Net loss	$(1,318,246)	$(1,010,960)

Per share data
Loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of
shares outstanding basic & diluted	38,243,367	37,174,273

See notes to consolidated financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited -
	Restated)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,318,246)	$(1,010,960)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	(928)	(4,470)
Stock and options issued for services	86,270	8,653
Stock issued for debt service	39,907	-
Compensatory element of stock options	193,150	223,846
Depreciation	6,384	352
Amortization of deferred financing costs	60,863	11,629
Amortization of software development costs	77,658	27,231
Amortization of intangible assets	16,233	16,232
Amortization of beneficial conversion feature	72,611	68,875
Amortization of debt discount	146,575	26,234
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(29,280)	70,687
Inventories	(3,829)	(87,132)
Prepaid expenses	(17,020)	23,556
Deferred rent	335	-
Accounts payable and accrued expenses	(209,059)	116,142
Total adjustments	439,870	501,835

Net cash used in operating activities	(878,376)	(509,125)

Cash flows from investing activities:
Equipment purchases	(5,300)	(2,403)
Capitalized software costs	-	(127,166)
Net cash used in investing activities	(5,300)	(129,569)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited -
	Restated)	(Unaudited)
Cash flows from financing activities:
Net borrowings from stockholders	101,854	(25,344)
Payment of due to affiliates	(516)	(368)
Proceeds from convertible notes payable	-	887,000
Net proceeds from (payments of) bridge notes payable	(165,000)	-
Payments of note payable - equipment	(599)	-
Payments under capital lease	(3,668)	-
Payments of notes payable - bank	(30,000)	(1,120)
Proceeds from sale of securities	1,050,000	-
Deferred financing costs	-	(93,260)
Net cash provided by financing activities	952,071	766,908

Net increase in cash	68,395	128,214

Cash at beginning of period	129,435	126,975

Cash at end of period	$197,830	$255,189

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$38,259	$24,858

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$35,000	$-
Stockholder loans converted to common stock	$-	$180,000
Convertible notes converted to common stock	$20,000	$-
Common stock and options issued for services	$86,270	$8,653
Discount related to note payable - warrant value and beneficial
conversion feature	$-	$698,964

Discount related to bridge note payable - restricted stock value	$3,870	$-

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The business of SearchHelp, Inc. consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SeachHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,318,246 and $1,010,960 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company has negative working capital of $1,884,383 and an accumulated deficit of $12,216,275 at March 31, 2007.

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

NOTE 2 - RESTATEMENT OF MARCH 31, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the three months ended March 31, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis.The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $237,660, decrease deferred revenue by $59,415, decrease prepaid expenses by $ 6,304, decrease accrued expenses by $10,485, and increase accumulated deficit by $148,849 as of March 31, 2007. The restatement decreases previously reported revenue by $178,245 and decreases cost of goods sold by $ 29,396 for the three months ended March 31, 2007. The impact on net loss was an increase of $148,849 for the three months ended March 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

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

NOTE 4 - EMPLOYEE STOCK COMPENSATION

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

NOTE 6 - 10% CONVERTIBLE NOTES PAYABLE

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

NOTE 7 - SHORT TERM BRIDGE NOTES PAYABLE

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

NOTE 8 - DUE TO/FROM STOCKHOLDERS

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

NOTE 9 - EQUITY TRANSACTIONS.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $1,318,246 and $1,010,960 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company has negative working capital of $1,884,383 and an accumulated deficit of $12,216,275 at March 31, 2007.

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

•
Raising Awarness in the Marketplace. The Company believes that it has an ongoing responsibility to help educate parents to the dangers their children face online and to raise awareness of the impact that parental control software can have in addressing these issues.The Company currently sponsors parent workshops and lectures discussing the importance of Internet safety for children and has partnered with experts in this field with wide-ranging experience as speakers, workshop leaders and facilitators at regional and national education conferences, workshops and symposia.

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

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2007 and 2006

During the first quarter of 2007, the Company had revenues of $54,704, net of discounts, from sales of software products.  The cost of these sales totaled $19,404.  Gross profit was $35,300.  The Company’s net loss was $1,318,246, of which $937,965 was the loss from operations.

Revenue for the three months ended March 31, 2007 and 2006 was $54,704 and $26,029, respectively, an increase of $28,675 and is reflective of the Company’s increased distribution channels for its software product line. Accordingly, gross profit increased $ 29,450 for the three months ended March 31, 2007 from the comparable period of the prior year as a result of the higher margins generated by the sale of software products.

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

Since inception, the Company has not generated any significant cash flows from operations. At March 31, 2007, the Company had cash and cash equivalents of $197,830 and a working capital deficiency of $1,884,383. Net cash used in operating activities for the three months ended March 31, 2007 was $878,376. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

Date: April 4, 2008