Form 10QSB/A
period 2007-06-30
SEARCHHELP INC
filed 2008-04-04
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of July 24, 2007 is 38,523,782 shares.

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended June 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2007 (the “Original Filing”), is being filed to reflect the restatement of our consolidated financial statements at, and for the six months ended, June 30, 2007 and the notes related thereto. The decision to restate these consolidated financial statements was made to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. For a more detailed description of the restatement, see Note 2 - Restatement of June 30, 2007 Financial Results to the accompanying consolidated financial statements contained in this Form 10-QSB/A.

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

SEARCHHELP, INC. AND SUBSIDIARIES

I N D E X

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as at June 30, 2007 (Unaudited - Restated) and December 31, 2006	2–3

Consolidated Statements of Operations For the Six and Three months ended June 30, 2007 and 2006 (Unaudited - Restated)	4

Consolidated Statements of Cash Flows For the Six months ended June 30, 2007 and 2006 (Unaudited - Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited - Restated)	7 -14

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	15-21

ITEM 3 - Controls and Procedures	22

PART II:

Item 1 – Legal Proceedings	22
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 – Defaults upon Senior Securities	24
Item 4 – Submission of Matters to A Vote of Securities Holders	24
Item 5 - Other Information	24
Item 6 - Exhibits	24
Signature Page	25

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited -
	Restated)
Current assets:
Cash	$72,322	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	224,911	250,085
Inventories	219,719	190,637
Prepaid expenses	47,930	17,897
Total current assets	564,882	588,054

Property and equipment - net	102,108	108,507

Other assets:
Software development costs, less accumulated amortization of $817,370 and $691,103, respectively	375,795	502,063
Amortizable intangible assets, less accumulated amortization of $138,535 and $106,068, respectively	494,965	527,432
Deferred finance costs, less amortization of $191,986 and $98,405, respectively	106,354	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,526,649	1,778,964

Total assets	$2,193,639	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006
	(Unaudited -
	Restated)
Current liabilities:
Note payable - bank	$24,697	$54,697
Current portion of long term debt and capital leases	19,670	18,879
Current portion of 10% convertible notes payable - net of
discount of $427,153 and $32,882, respectively	1,992,847	590,118
Short term bridge notes payable - net of discount of $9,113
and $70,725, respectively	65,887	204,275
Due to stockholders	1,060,076	895,491
Due to affiliates	58,649	59,657
Deferred revenue	69,861	48,832
Accounts payable	328,913	269,713
Accrued expenses	48,564	202,977
Total current liabilities	3,669,164	2,344,639

Other liabilities:
10% convertible notes payable - net of discount of $63,108
and $781,360, respectively, net of current portion	391,892	1,490,640
Obligations under capital lease, net of current portion	57,873	65,929
Note payable - equipment, net of current portion	14,444	16,111
Deferred rent	9,108	8,438
Total liabilities	4,142,481	3,925,757

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 605,340 and 0	61	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 38,460,962 and 38,152,636
shares, respectively	3,848	3,815
Additional paid-in capital	11,557,935	9,443,982
Accumulated deficit	(13,510,686)	(10,898,029)
Total stockholders' equity (deficit)	(1,948,842)	(1,450,232)

Total liabilities and stockholders' equity (deficit)	$2,193,639	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited -		(Unaudited -
	Restated)	(Unaudited)	Restated)	(Unaudited)
Revenues
Software, net	$73,145	$48,883	$18,441	$22,854
Total Revenues	73,145	48,883	18,441	22,854

Cost of Sales
Software	34,337	30,709	14,933	10,530
Total Cost of Sales	34,337	30,709	14,933	10,530

Gross Profit (Loss)	38,808	18,174	3,508	12,324

Operating expenses
Selling	142,155	126,256	62,690	34,031
Web site costs	83,408	21,106	57,038	10,075
General and administrative	1,600,008	1,423,441	832,853	702,772
Depreciation and amortization	172,154	135,687	71,879	91,871
Total operating expenses	1,997,725	1,706,490	1,024,460	838,749

Loss from operations	(1,958,917)	(1,688,316)	(1,020,952)	(826,425)

Other Expenses (Income)
Interest	553,013	294,821	248,852	174,544
Interest - related party	31,691	31,970	15,772	14,765
Write off of liability per settlement	-	(100,000)	-	(100,000)
Other income	(24,544)	(10,664)	(23,882)	(10,622)
Amortization of deferred financing costs	93,581	29,828	32,718	18,199
Total other expenses (income)	653,741	245,955	273,460	96,886

Net loss	$(2,612,658)	$(1,934,271)	$(1,294,412)	$(923,311)

Per share data
Loss per share - basic and diluted	$(0.07)	$(0.05)	$(0.03)	$(0.02)

Weighted average number of shares outstanding basic and diluted	38,324,701	37,430,674	38,405,198	37,684,257

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited -
	Restated)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,612,658)	$(1,934,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	21,029	(4,470)
Stock and options issued for services	104,270	69,659
Write off of liability per settlement	-	(100,000)
Stock issued for debt service	82,446	-
Compensatory element of stock options	318,458	417,853
Depreciation	13,419	819
Amortization of deferred financing costs	93,581	29,828
Amortization of software development costs	126,269	102,401
Amortization of intangible assets	32,467	32,467
Amortization of beneficial conversion feature	150,415	129,905
Amortization of debt discount	239,048	87,965
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	25,174	90,796
Inventories	(29,083)	(103,088)
Prepaid expenses	(30,033)	46,411
Security deposit	-	(7,299)
Deferred rent	670	-
Accounts payable and accrued expenses	(95,212)	(122,290)
Total adjustments	1,052,918	670,957

Net cash used in operating activities	(1,559,740)	(1,263,314)

Cash flows from investing activities:
Equipment purchases	(7,020)	(6,574)
Capitalized software costs	-	(195,822)
Net cash used in investing activities	(7,020)	(202,396)

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

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 - PLAN OF ORGANIZATION.

Presentation of Financial Statements:

The business of SearchHelp, Inc. consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,612,658 and $1,934,271 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,104,282 and an accumulated deficit of $13,510,686 at June 30, 2007.

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

NOTE 2 - RESTATEMENT OF JUNE 30, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the six months ended June 30, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis.The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $80,381, decrease deferred revenue by $25,764, decrease prepaid expenses by $ 3,984, decrease accrued expenses by $10,485, and increase accumulated deficit by $22,900 as of June 30, 2007. The restatement decreases previously reported revenue by $54,617 and decreases cost of goods sold by $31,716 for the six months ended June 30, 2007. The impact on net loss was an increase of $22,900 for the six months ended June 30, 2007. The restatement increases previously reported revenue by $123,628 and decreases cost of goods sold by $ 2,320 for the three months ended June 30, 2007. The impact on net loss was a decrease of $125,949 for the three months ended June 30, 2007.

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

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	9,720,000	$0.41
Granted	62,500	0.30
Exercised	0	0
Forfeited/expired	0	0

Outstanding at June 30, 2007	9,872,500	$0.41	2.9461	$0

Exercisable at June 30, 2007	6,055,833	$0.37	2.7238	$0

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

NOTE 7 – SHORT TERM BRIDGE NOTES PAYABLE

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

NOTE 8 - DUE TO/FROM STOCKHOLDERS

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

NOTE 11 - SUBSEQUENT EVENTS.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,612,658 and $1,934,271 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,104,282 and an accumulated deficit of $13,510,686 at June 30, 2007.

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

Results of Operations

Comparison of the Results for the Three Months Ended June 30, 2007 and 2006

During the second quarter of 2007, the Company had revenue of $18,441, net of discounts and returns, from sales of software products.  The Company’s net loss was $1,294,412, of which $1,020,541 was the loss from operations.

Revenue for the three months ended June 30, 2007 was $18,441, a decrease of $4,413 from the comparable period of the prior year and is reflective of the Company’s change in retail aggregation vendors. Accordingly, gross profit decreased $8,816 for the three months ended June 30, 2007 from the comparable period of the prior year due to additional costs associated with the change.

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

Comparison of the Results for the Six Months Ended June 30, 2007 and 2006

During the first half of 2007, the Company had revenues of $73,145, net of discounts and returns, from sales of software products.  The cost of these sales totaled $ 34,337.  Gross profit was $ 38,808.  The Company’s net loss was $2,612,658, of which $1,958,917 was the loss from operations.

Revenue for the six months ended June 30, 2007 and 2006 was $73,145 and $48,883, respectively, an increase of $24,262 and is reflective of the Company’s increased distribution channels for its software product line. Accordingly, gross profit increased $20,634 for the six months ended June 30, 2007 from the comparable period of the prior year.

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

Since inception, the Company has not generated any significant cash flows from operations. At June 30, 2007, the Company had cash and cash equivalents of $72,322 and a working capital deficiency of $3,104,282. Net cash used in operating activities for the six months ended June 30, 2007 was $1,559,740. As we increase sales from our products and services, we expect to increase cash flows from operations. If we do not generate sufficient revenues from the sales of our products in an amount necessary to meet our cash needs, we would need additional financing to continue to operate. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

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