Form 10QSB/A
period 2007-09-30
SEARCHHELP INC
filed 2008-04-04
CIK 1163573

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

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A (“Form 10-QSB/A”) to our Quarterly Report on Form 10 QSB for the quarterly period ended September 30, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2007 (the “Original Filing”), is being filed to reflect the restatement of our consolidated financial statements at, and for the nine months ended, September 30, 2007 and the notes related thereto. The decision to restate these consolidated financial statements was made to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. For a more detailed description of the restatement, see Note 2 - Restatement of September 30, 2007 Financial Results to the accompanying consolidated financial statements contained in this Form 10-QSB/A.

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

SEARCHHELP, INC. AND SUBSIDIARIES

I N D E X

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as at September 30, 2007 (Unaudited - Restated) and December 31, 2006	2-3

Consolidated Statements of Operations
For the Nine and Three months ended September 30, 2007 and 2006 (Unaudited - Restated)	4

Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2007 and 2006 (Unaudited - Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited - Restated)	7 -15

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	16-22

ITEM 3 - Controls and Procedures	23

PART II:

Item 1 – Legal Proceedings	23
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Defaults upon Senior Securities	25
Item 4 – Submission of Matters to A Vote of Securities Holders	25
Item 5 - Other Information	25
Item 6 - Exhibits	25
Signature Page	26

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited - Restated)
Current assets:
Cash	$5,331	$129,435
Accounts receivable less allowance for doubtful accounts of $52,395	294,395	250,085
Inventories	178,905	190,637
Prepaid expenses	64,569	17,897
Total current assets	543,200	588,054

Property and equipment - net	169,017	108,507

Other assets:
Software development costs, less accumulated amortization of $869,927 and $691,103 , respectively	323,238	502,063
Amortizable intangible assets, less accumulated amortization of $154,768 and $106,068, respectively	478,732	527,432
Deferred finance costs, less amortization of $231,882 and $91,552, respectively	66,458	199,934
Goodwill	536,081	536,081
Security deposit	13,454	13,454

Total other assets	1,417,963	1,778,964

Total assets	$2,130,180	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2007	December 31, 2006
	(Unaudited - Restated)
Current liabilities:
Note payable - bank	$54,697	$54,697
Current portion of long term debt and capital leases	41,860	18,879
Current portion of 10% convertible notes payable - net of discount of $315,111 and $32,882, respectively	2,464,889	590,118
Short term bridge notes payable - net of discount of $3,038 and $70,725, respectively	46,962	204,275
Due to stockholders	396,218	895,491
Due to affiliates	48,343	59,657
Deferred revenue	89,374	48,832
Accounts payable	497,191	269,713
Accrued expenses	52,630	202,977
Total current liabilities	3,692,164	2,344,639
Other liabilities:
10% convertible notes payable - net of discount of $3,233 and $781,360, respectively, net of current portion	21,767	1,490,640
Obligations under capital lease, net of current portion	103,840	65,929
Note payable - equipment, net of current portion	13,435	16,111
Deferred rent	9,443	8,438
Total liabilities	3,840,649	3,925,757
Stockholders' equity (deficit)
Preferred stock - $.0001 par value, authorized - 25,000,000 shares issued and outstanding - 901,237 and 0, respectively	90	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 40,141,074 and 38,152,636 shares, respectively	4,016	3,815
Additional paid-in capital	12,996,505	9,443,982
Accumulated deficit	(14,711,080)	(10,898,029)
Total stockholders' equity (deficit)	(1,710,469)	(1,450,232)
Total liabilities and stockholders' equity (deficit)	$2,130,180	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	Unaudited - Restated)	(Unaudited)	(Unaudited - Restated)	(Unaudited)

Revenues
Software, net	$133,418	$158,721	$60,273	$109,838
Total Revenues	133,418	158,721	60,273	109,838

Cost of Sales
Software	76,907	55,163	42,571	24,454
Total Cost of Sales	76,907	55,163	42,571	24,454

Gross Profit	56,511	103,558	17,702	85,384

Operating expenses
Selling	266,392	185,012	124,237	58,756
Web site costs	131,684	52,190	48,276	31,084
General and administrative	2,221,295	2,028,101	621,287	604,660
Depreciation and amortization	288,017	236,443	115,863	100,756
Total operating expenses	2,907,388	2,501,746	909,663	795,256

Loss from operations	(2,850,877)	(2,398,188)	(891,961)	(709,872)

Other Expenses (Income)
Interest	810,051	507,305	257,037	212,484
Interest - related party	43,518	47,051	11,827	15,081
Write off of liability per settlement	-	(100,000)	-	-
Other income	(24,871)	(1,289)	(327)	9,375
Amortization of deferred financing costs	133,477	55,480	39,896	25,652
Total other expenses (income)	962,175	508,547	308,433	262,592

Net loss	$(3,813,052)	$(2,906,735)	$(1,200,394)	$(972,464)

Per share data
Loss per share - basic and diluted	$(0.10)	$(0.08)	$(0.03)	$(0.03)

Weighted average number of shares outstanding basic and diluted	38,871,630	37,531,260	39,096,675	37,729,150

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited - Restated)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,813,052)	$(2,906,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	40,542	(4,470)
Stock and options issued for services	122,270	89,111
Write off of liability per settlement	-	(100,000)
Stock issued for debt service	130,345	-
Compensatory element of stock options	550,829	500,723
Depreciation	20,596	6,535
Amortization of deferred financing costs	133,477	55,480
Amortization of software development costs	178,825	181,208
Amortization of intangible assets	48,700	48,700
Amortization of beneficial conversion feature	233,910	185,806
Amortization of debt discount	333,546	164,636
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(44,312)	19,360
Inventories	11,732	(178,483)
Prepaid expenses	(46,670)	64,028
Security deposit	-	(7,299)
Deferred rent	1,005	-
Accounts payable and accrued expenses	77,129	(1,935)
Total adjustments	1,791,924	1,023,400

Net cash used in operating activities	(2,021,128)	(1,883,335)

Cash flows from investing activities:
Equipment purchases	(9,192)	(33,277)
Capitalized software costs	-	(195,822)
Net cash used in investing activities	(9,192)	(229,099)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,813,052 and $2,906,735 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,148,964 and an accumulated deficit of $14,711,080 at September 30, 2007.

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

NOTE 2 - RESTATEMENT OF SEPTEMBER 30, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the nine months ended September 30, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis.The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $237,660, decrease deferred revenue by $95,064, decrease prepaid expenses by $10,497, decrease accrued expenses by $10,485, and increase accumulated deficit by $117,393 as of September 30, 2007. The restatement decreases previously reported revenue by $142,596 and decreases cost of goods sold by $ $25,204 for the nine months ended September 30, 2007. The impact on net loss was an increase of $117,393 for the nine months ended September 30, 2007. The restatement decreases previously reported revenue by $87,979 and increases cost of goods sold by $6,513 for the three months ended September 30, 2007. The impact on net loss was a decrease of $94,492 for the three months ended September 30, 2007.

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

NOTE 8 - DUE TO/FROM STOCKHOLDERS

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

NOTE 11 - SUBSEQUENT EVENTS.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $3,813,052 and $2,906,735 for the nine months ended September 30, 2007 and 2006, respectively. In addition, the Company has negative working capital of $3,148,964 and an accumulated deficit of $14,711,080 at September 30, 2007.

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

Results of Operations

Comparison of the Results for the Three Months Ended September 30, 2007 and 2006

During the third quarter of 2007, the Company had revenue of $60,273, net of discounts and returns, from sales of software products.  The Company’s net loss was $1,200,394, of which $891,961was the loss from operations.

Revenue for the three months ending September 30, 2007 and 2006 was $60,273 and $109,838, respectively, a decrease of $49,565. Accordingly, gross profit decreased $ 67,682 for the three months ended September 30, 2007 from the comparable period of the prior year.

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

Comparison of the Results for the Nine Months Ended September 30, 2007 and 2006

During the first nine months of 2007, the Company had revenues of $133,418, net of discounts and returns, from sales of software products.  The cost of these sales totaled $ 76,907.  Gross profit was $ 56,511.  The Company’s net loss was $3,813,052, of which $2,850,467 was the loss from operations.

Revenue for the nine months ended September 30, 2007 and 2006 was $133,418 and $158,721, respectively, a decrease of $25,303. Accordingly, gross profit decreased $47,047 for the nine months ended September 30, 2007 from the comparable period of the prior year.

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

Since inception, the Company has not generated any significant cash flows from operations. At September 30, 2007, the Company had cash and cash equivalents of $5,331 and a working capital deficiency of $3,148,964. Net cash used in operating activities for the nine months ended September 30, 2007 was $2,021,128. As we increase sales from our products and services, we expect to increase cash flows from operations. If we do not generate sufficient revenues from the sales of our products in an amount necessary to meet our cash needs, we would need additional financing to continue to operate. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

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