Form 10KSB
period 2007-12-31
SEARCHHELP INC
filed 2008-04-15
CIK 1163573

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from _____________ to _____________

Commission file number 1-31590

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

Issuer's revenues for its fiscal year ended December 31, 2007: $84,570.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of the average bid and ask price of $0.12 of such common equity as of April 4, 2008, is $9,088,207.

The outstanding number of shares of common stock, par value $0.0001 per share, of the issuer as of April 4, 2008 was 60,357,084.

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

Business Summary

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services.

E-Top-Pics, Inc.

In order to establish a distribution network of both traditional and non-traditional software retailers for our Sentry Parental Control products, SearchHelp acquired ETP on June 8, 2005. With the acquisition, the Company gained access to ETP's distribution channels and management experience in sales, production and packaging, inventory management, marketing and retail channel management.

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

Sentry Predator Locator

Sentry Predator Locator gives parents the ability to see where registered sex offenders live and receive notification if one moves into their neighborhood via email, cell phone or message to users' desktops. Due to poor performance in the marketplace, the Company will discontinue this product in 2008.

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

Marketing

In early January 2007, SearchHelp exhibited its products at the 2007 International Consumer Electronics Show (“CES”) in Las Vegas. Since this was our third year at CES, we received significant traffic and attention at our booth and held several meetings with major retailers and potential strategic partners at the show.

The Company released its new 2008 beta Version of its Sentry products during the fourth quarter of 2007. This new version is a complete rebuild, which has been in development since early 2007. The new product, Sentry Total Family Protection (“Suite”) replaces the combined features set of both our Sentry At Home and Sentry Remote products which the Company believes exceeds the feature set of all other major competitors. We also introduced Sentry Lite, a free version of our Sentry at Home software with far fewer features, to introduce parents to parental control software with the intent that parents upgrade to our fee based products once they see the value parental control software offers.

We have designed several new forms of packaging and delivery methods that we believe will more effectively distribute Sentry products into the marketplace including our prepaid card packaging, making our Sentry products the first software products of any kind delivered to market in this format. The Company has recently shipped this new packaging to a major pharmacy chain on a consignment basis.

In October 2007, we signed a sales and distribution agreement with Celltec Limited (“Celltec”) to deliver Sentry products throughout the United Kingdom and the Republic of Ireland. We began shipping product under this agreement during the first quarter of 2008 on a non-consignment basis. Celltec has hired Brazen, a major UK PR agency to create a national distribution and awareness campaign, which was launched on April 14, 2008. This campaign is structured to be duplicated in other countries throughout Europe. The campaign includes all forms of media and celebrity endorsements, as well as an alliance with a major cell phone provider and retail chains.

We continue to refine our retail strategy, including product placement in stores, pricing and rebate promotions, packaging design and product delivery systems. Additionally, we continue to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations.

Economic Dependency

The Company sells its products through distributors to major retailers throughout the United States. At December 31, 2007, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 97% of total accounts receivable in the aggregate. At December 31, 2006, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 67% of total accounts receivable in the aggregate.

In 2007, the three largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 98% of total sales in the aggregate. In 2006, the four largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 71% of total sales in the aggregate.

In 2007 and 2006, the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

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

Employees

As of April 4, 2008, the Company had seven full time employees and two part time employees.

Item 2. Description of Property.

The Company leases an executive office consisting of 1,868 square feet at 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791. The lease commenced on July 31, 2006 and has a five year and two month term. The current rent is $4,401 per month ($52,812 per year) and increases approximately 3% per annum. The Company has a security deposit with its landlord of $8,406.

ETP leases 1,404 square feet of office space at 56 Roland Street, Boston, Massachusetts on a month to month basis. The annual rent is $28,704.

Rent expense was $82,279 and $66,557 for the years ended December 31, 2007 and 2006, respectively.

Item 3. Legal Proceedings.

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

Several motions and affidavits have been filed by both parties. A hearing date is expected to be set for late April 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to March 31, 2008. The exercise price of the Class A Warrant was lowered on from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $1.50 to $0.22 per share of our common stock. All other terms and conditions of the Warrants remained the same. On March 25, 2008, we extended the term to exercise the Class A Warrant from March 31, 2008 to July 31, 2008. The Company will file a Post-Effective Amendment No. 9 to its Registration Statement on Form SB-2 (“Post-Effective Amendment”). The amended exercise price will become effective upon the date on which the Securities and Exchange Commission declares the Post-Effective Amendment.

As of April 4, 2008, the Company had outstanding 60,357,084 shares of its Common Stock, par value $0.0001 per share, 2,474,000 Class A Warrants and 2,474,000 Class B Warrants. None of the Class A Warrants or Class B Warrants have been exercised. Also outstanding were a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A Warrant and one Class B Warrant. On December 31, 2007, we extended the term to exercise the placement agent’s Class A Warrant from December 31, 2007 to December 31, 2008. The exercise price of the placement agent’s Class A Warrant was lowered on from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of the placement agent’s Class B Warrant from $1.50 to $0.22 per share of our common stock. Additionally outstanding were various placement agent warrants to purchase a total of 569,700 shares of the Company's Common Stock at a purchase prices ranging from $0.30 per share to $0.50 per share.

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2007 and 2006. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
2007	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
High	$0.45	$0.40	$0.28	$0.22
Low	$0.23	$0.22	$0.13	$0.08

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
2006	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
High	$0.65	$0.47	$0.44	$0.38
Low	$0.40	$0.37	$0.31	$0.26

The high and low bid prices for shares of the Company’s Common Stock on April 4, 2008 were $0.14 and $0.11 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Holders

As of April 4, 2008, there were approximately 612 holders of record of the Company's common stock, approximately 22 holders of record of the Company's Class A Warrants and approximately 39 holders of record of the Company's Class B Warrants.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,500,000	$0.50	50,000

Equity compensation plans not approved by security holders	8,283,157	$0.34	0
Total	9,783,157	$0.40	50,000

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 50,000 shares at December 31, 2007.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

On October 5, 2007, the Company issued 74,825 shares of the Company’s restricted common stock as payment in kind for interest due for the month of September 2007 on the Company’s 10% convertible notes.

On November 8, 2007, the Company issued 66,667 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

On December 5, 2007, the Company issued 102,978 shares of the Company’s restricted common stock as payment in kind for interest due for the month of October 2007 on the Company’s 10% convertible notes.

On December 10, 2007, the Company issued 140,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $17,800.

On December 12, 2007, the Company issued 2,397,563 shares of the Company’s restricted common stock upon the conversion of $330,000 of the Company’s 10% convertible notes.

On December 14, 2007, the Company issued 812,500 shares of the Company’s restricted common stock upon the conversion of $130,000 of the Company’s 10% convertible notes.

On December 18, 2007, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $7,000.

On December 18, 2007, the Company issued 357,143 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On December 27, 2007, the Company issued 187,500 shares of the Company’s restricted common stock upon the conversion of $30,000 of the Company’s 10% convertible notes.

On December 28, 2007, the Company issued 398,333 shares of the Company’s restricted common stock upon the conversion of $44,000 of the Company’s 10% convertible notes.

On December 31, 2007, the Company issued 98,099 shares of the Company’s restricted common stock as payment in kind for interest due for the month of November 2007 on the Company’s 10% convertible notes.

December 31, 2007, the Company issued 312,500 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

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

General

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $6,264,492 and $3,951,743 for the years ended December 31, 2007 and 2006, respectively. In addition, the Company had negative working capital of $3,471,962 and an accumulated deficit of $17,162,519 at December 31, 2007.

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

The Company has been successful in raising financing from equity and debt transactions, however, there is no guarantee that it will be able to continue raising capital in the future. During 2007, the Company raised $2,174,800 from the private placement of common stock, 7% convertible preferred stock and warrants, and an additional $460,000 principal amount of 10% short term promissory notes. A total of $260,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. A total of $664,000 of convertible notes were converted into common stock.

During 2007, the Company continued to focus on three primary operating priorities:

Product Design and Delivery. The Company released its new 2008 beta Version of its Sentry products during the fourth quarter of 2007. This new version is a complete rebuild, which has been in development since early 2007. The new product, Sentry Total Family Protection (“Suite”) replaces the combined features set of both our Sentry At Home and Sentry Remote products which the Company believes exceeds the feature set of all other major competitors. We also introduced Sentry Lite, a free version of our Sentry at Home software with far fewer features, to introduce parents to parental control software with the intent that parents upgrade to our fee based products once they see the value parental control software offers.

We have designed several new forms of packaging and delivery methods that we believe will more effectively distribute Sentry products into the marketplace including our prepaid card packaging, making our Sentry products the first software products of any kind delivered to market in this format. The Company has recently shipped this new packaging to a major pharmacy chain on a consignment basis.

We have developed a method to commercialize a technology developed by the Company that could provide advertisers and marketers the ability to analyze in real-time, natural language expression in digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging to determine sentiment and other emotive factors. This automated ability to ascertain emotional context in digital content is unprecedented and has widespread uses and implications in the evolving marketing and media landscape. This technology can automatically identify emotion and tone in person to person exchanges. The commercialization of this technology will help advertisers and marketers acquire a deeper understanding of both their customers and their competitive market position by providing a true and objective measure of how their customers feel. Businesses will be able to use accurate, relevant, real time, and objective marketing intelligence to develop, fine tune, and validate key advertising and marketing strategies that improve marketing ROI, increasing efficiency and effectiveness. We expect to introduce this new technology to the marketplace in 2008.

Establish and Enhance Sales and Distribution Channels. In October 2007, we signed a sales and distribution agreement with Celltec Limited (“Celltec”) to deliver Sentry products throughout the United Kingdom and the Republic of Ireland. We began shipping product under this agreement during the first quarter of 2008 on a non-consignment basis. Celltec has hired Brazen, a major UK PR agency to create a national distribution and awareness campaign, which was launched on April 14, 2008. This campaign is structured to be duplicated in other countries throughout Europe. The campaign includes all forms of media and celebrity endorsements, as well as an alliance with a major cell phone provider and retail chains.

We continue to refine our retail strategy, including product placement in stores, pricing and rebate promotions, packaging design and product delivery systems. Additionally, we continue to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations

Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations; therefore, the Company has funded its operations by issuing notes and by the sale of common stock. Management has determined that the Company will require additional capital in order to fully exploit the growing market for its products and services. During 2007, the Company raised $2,174,800 from the private placement of common stock, 7% convertible preferred stock and warrants, and an additional $460,000 principal amount of 10% short term promissory notes. A total of $260,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. A total of $664,000 of convertible notes were converted into common stock. See - Liquidity and Capital Resources.

Significant and Critical Accounting Policies:

(a) Basis of Presentation: The accompanying financial statements which accompany the Annual Report on Form 10-KSB have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the year ended December 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

(e) Software Development Costs: Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2007 and 2006.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. No development costs were capitalized for the year ended December 31, 2007. For the year ended December 31, 2006, the Company capitalized $195,822 of software development costs. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2007 and 2006 was $231,383 and $260,016, respectively.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. On December 31, 2007 we determined the future sales of our Sentry Predator Locator product, net of the cost of those sales, would not be sufficient to recover any amount of the unamortized costs. As a result, we recorded an impairment to software development costs of $270,680.

(f) Goodwill and Other Intangible Assets: Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. In accordance with SFAS 142, we performed impairment tests on goodwill and purchased intangible assets from the acquisition of ETP on June 8, 2005. The goodwill and other intangible assets were written off after the Company performed these impairment tests and determined that the fair value of the goodwill and other intangible assets exceeded its carrying value. Fair value was determined by estimates of future cash flows. At December 31, 2007, we determined our projections for cash flow from the acquired assets was insufficient to support the goodwill and other intangible assets as assets and that an immediate impairment write-off was in order. Pursuant to the impairment tests, goodwill and unamortized intangibles totaling $998,580 were written off as of December 31, 2007. No impairment charges resulted from this evaluation for the year ended December 31, 2006.

Results of Operations

Comparison of the Results for the Years Ended December 31, 2007 and 2006

During the year ending December 31, 2007, the Company had revenues of $84,570, net of discounts, from sales of software products.  The cost of these sales totaled $46,041.  Gross profit was $38,529.  The Company’s net loss was $6,264,492, of which $3,645,038 was the loss from operations.

Revenue for the years ending December 31, 2007 and 2006 was $84,570, and $319,309, respectively, a decrease of $234,739. Accordingly, gross profit decreased $154,481 for the year ending December 31, 2007 from the prior year.

Factors contributing to the Company’s loss were an increase in technology costs as the Company continued acquiring additional technical expertise in software development, support, as well as its investment in IT infrastructure and bandwidth to support an expected increase customer usage due to its new product release in late 200 and the introduction of our product overseas. These costs, which include website design and optimization, database and program upgrades and enhancements and the use of outside technical consultants and are included in general and administrative expenses, totaled $668,918 and $403,898 for the years ended December 31, 2007 and 2006, respectively, an increase of $265,020.

Website costs increased by approximately $112,000 for the year ended December 31, 2007 from the prior year primarily as a result of increased spending on IT infrastructure hosting and greater bandwidth provisioning to support customer usage, product development and support. Legal expense, included in general and administrative expenses, increased approximately $231,000 for the year ended December 31, 2007 from the prior year and is primary a result of vigorously defending and asserting counterclaims in legal proceedings (see Note 14 to the Notes to the Consolidated Financial Statements).

Interest expense for the year ended December 31, 2007 and 2006 was $ 1,120,576 and $ 749,570, respectively, an increase of $371,006. This increase in interest expense is a result of the Company paying interest on the increased number of convertible notes and bridge notes outstanding during the year. Convertible notes and bridge notes outstanding totaled $2,631,000 and $3,170,000 at December 31, 2007 and 2006, respectively. Approximately $644,000 of the convertible notes were converted in December 2007. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $717,000 and $447,000 for the year ended December 31, 2007 and 2006, respectively, an increase of $270,000. Additionally, amortization expense from deferred financing costs totaled $164,586 and $91,552 for the years ended December 31, 2007 and 2006, respectively, an increase of $73,034.

Goodwill and other intangible assets were written off after the Company performed impairment tests, in accordance with SFAS 142, and determined that the fair value of the goodwill and other intangible assets exceeded its carrying value. Pursuant to the impairment tests, goodwill and unamortized intangibles totaling $1,269,260 were written off as of December 31, 2007. No impairment charges resulted from this evaluation for the year ended December 31, 2006.

The Company’s compensation costs decreased for the year ended December 31, 2007 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $1,492,048 and $1,851,500 for the years ended December 31, 2007 and 2006, respectively, a decrease of $359,452. Approximately $330,000 of this decrease is attributable to a decrease in share-based compensation as the cost of several large option awards was fully recognized during the year. Approximately $29,000 of this decrease is attributable to a decrease in salaries, payroll taxes and related benefits as a result of a reduction in headcount from the comparable period of the prior year.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.

Since inception, the Company has not generated any significant cash flows from operations. At December 31, 2007, the Company had cash and cash equivalents of $4,821 and a working capital deficiency of $3,471,962. Net cash used in operating activities for the year ended December 31, 2007 was $2,427,318. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the year ended December 31, 2007 was $9,192 and is attributable primarily to equipment purchases.

Net cash provided from financing activities was $2,311,896 for the year ended December 31, 2007. Cash flow from financing activities was primarily derived from the sale of the Company’s Series A 7% Convertible Preferred Stock and notes and loans payable.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note in the principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of December 31, 2007, the Company raised a gross amount of $2,895,000 from the offerings. As of December 31, 2007, $664,000 principal amount of the 10% convertible notes was converted into common stock and $75,000 was paid.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or the Company’s next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of December 31, 2007, the Company has raised a total gross amount of $285,000, from these notes. As of December 31, 2007, a total of $260,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

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

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note is payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 10.25% per annum at December 31, 2007 and is payable at the end of the term.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2007, the Company has raised a total gross amount of $300,000, from these notes

On December 10, 2007, the Company issued 140,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $17,800. On December 18, 2007, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $7,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed.", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. No development costs were capitalized for the year ended December 31, 2007. For the year ended December 31, 2006, the Company capitalized $195,822 of software development costs. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2007 and 2006 was $231,383 and $260,016, respectively.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. On December 31, 2007 we determined the future sales of our Sentry Predator Locator product, net of the cost of those sales, would not be sufficient to recover any amount of the unamortized costs. As a result, we recorded an impairment to software development costs of $270,680.

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

Recent Accounting Pronouncements Affecting The Company:

Statement of Financial Accounting Standard Statement No. 141 (revised 2007) Business Combinations

In December 2007, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Statement of Financial Accounting Standard Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statements hall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

RISK FACTORS

RISKS RELATED TO SEARCHHELP

IF WE CONTINUE OUR HISTORY OF LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We incurred net losses of $6,264,492 in 2007. Since inception, we have an accumulated deficit of $17,162,519. As a result, as of December 31, 2007, we had a stockholders’ deficit of $3,353,217 and a working capital deficiency of $3,471,962. We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue earning a significant amount of revenues or making a profit. If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

The report of our independent auditors for the fiscal year ended December 31, 2007 was issued under the assumption that we would continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2007, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2007, that such results raised substantial doubts about our ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-KSB do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment.

The Company's cash on hand at December 31, 2007 totaled approximately $4,821. The Company will need additional financing to meet its obligations and to continue its business. The Company is exploring alternative sources of financing, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements or a combination of any or all of the foregoing. No arrangements have been entered into. The Company will need to raise at least a minimum of $500,000 by April 30, 2008 in order to continue operations and an additional $2,000,000 after that in order to enable the Company to generate sufficient revenues to cover all of its present and future costs and expenses.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED

Management believes that sales of our Sentry software products and the commercialization of our new technology represent the principal opportunity for SearchHelp at this time. However, aggregate sales of our software products from their launch through December 31, 2007 have so far generated only approximately $410,000 in net revenues. Therefore, we have been relying on capital raised by issuing notes and by the sale of common and preferred stock. Between July 2005 and December 31, 2006, we raised an aggregate of $2,895,000 from the sale of 10% convertible notes and warrants. On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. As of March 31, 2007, the Company has raised a total gross amount of $285,000, from these notes. Between February 2007 and September 30, 2007, the Company sold an aggregate of 901,237 shares of its Series A Preferred Stock and warrants to purchase an aggregate of 2,944,650 shares of the Company’s common stock, at an exercise price of $.26 per share, receiving proceeds totaling $2,050,000. Additionally, on July 31, 2007, the Company, through a private sale, sold an aggregate of 384,615 shares of the Company’s restricted common stock and warrants to purchase an aggregate of 384,615 shares of the Company’s common stock at an exercise price of $.26 per share and received net proceeds of $100,000. On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note is payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 10.25% per annum at December 31, 2007 and is payable at the end of the term. On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2007, the Company has raised a total gross amount of $300,000, from these notes. On December 10, 2007, the Company issued 140,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $17,800. On December 18, 2007, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $7,000. Until the time that our software sales provide sufficient cash flow, we will depend on being able to obtain sufficient alternative funding. If we are not able to raise funds, we may not be able to successfully develop and market our products and our business will most likely fail.

AS WE RAISE ADDITIONAL CAPITAL BY SELLING SECURITIES, YOUR PERCENTAGE OWNERSHIP INTEREST IN SEARCHHELP WILL LIKELY BE REDUCED

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

OUR SENTRY PARENTAL CONTROL SOFTWARE TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL

Our success will depend almost entirely upon the acceptance of our products and services by parents with children under the age of 17, elementary and middle schools, media companies and households. Market acceptance will depend upon several factors, particularly the determination by parents that they need and want to monitor and protect their children while on the Internet and the determination by schools that they want to educate and inform families about the need for monitoring and knowing what their children do while on the Internet. A number of factors may inhibit acceptance, including the existence of competing products, our inability to convince families that they need to pay for the products and services that we will offer, or failure by households and service companies to use our products. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

THE COMMERCIALIZATION OF OUR NEW TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL

Our success will depend upon the acceptance of our products and services by advertisers and marketers. Market acceptance will depend upon several factors, particularly the determination by businesses that they need and want accurate, relevant, real time, and objective marketing intelligence. A number of factors may inhibit acceptance, including our inability to convince businesses that they need to pay for the products and services that we will offer. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our primary market and be able to compete at a profit. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business and chances for success.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY

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

IF WE DO NOT CONTINUALLY UPDATE OUR PRODUCTS, THEY MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on the continuing development of our technologies and products. We cannot assure you that we will be able to keep pace with technological advances or that our products will not become obsolete. We cannot assure you that competitors will not develop related or similar products and bring them to market before we do, or do so more successfully, or that they will not develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

OUR BUSINESS IS CONCENTRATED, MAKING OUR OPERATIONS SENSITIVE TO ECONOMIC FLUCTUATIONS

Because of our extremely limited financial resources, it is unlikely that we will be able to further diversify our operations. Therefore, we will be subject to economic fluctuations within our industry. If our business does not succeed, you could lose all or part of your investment.

IF WE DO NOT SUCCEED IN OUR EXPANSION STRATEGY, WE MAY NOT ACHIEVE THE RESULTS WE PROJECT

Our business strategy is designed to expand the sales of our products and services. Our ability to implement our plan will depend primarily on the ability to attract customers and the availability of qualified and cost-effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and to establish additional merchandising relationships.

OUR OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AGAINST LAWSUITS

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

RISKS RELATED TO OUR SECURITIES

WE HAVE BROAD DISCRETION TO USE THE OFFERING PROCEEDS

All of the net proceeds from issuing notes and from the sale of stock are anticipated to be used for working capital, including support of our expansion plans. Thus, our management will have sole discretion over how these proceeds are used. We cannot assure you that the proceeds will be invested to yield a favorable return.

ISSUANCE OF PREFERRED STOCK COULD HURT HOLDERS OF COMMON STOCK

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, the Company created a class of 1,526,718 Series A 7% of cumulative preferred stock, since that date, we have sold an aggregate of 901,237 shares of Series A preferred stock and may issue additional shares of our Series A preferred stock at any time. The preferred stock has a preference or liquidation of $2.62. The rights of future preferred stockholders could delay, defer or prevent a change of control of SearchHelp, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

OUR STOCK PRICE HAS BEEN VOLATILE

Our stock price fluctuated between $0.08 and $0.45 during 2007. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

•	Technological innovations or commercialization of new products by our competitors;

•	The release of research reports by securities analysts;

•	Disputes concerning patents or proprietary rights;

•	Financial results of other firms, particularly those in our industry; and

•	Economic and other external factors.

OUR SHARES ARE CLASSIFIED AS “PENNY STOCK” AND BECAUSE “PENNY STOCK” RULES WILL APPLY, YOU MAY FIND IT DIFFICULT TO SELL YOUR SHARES

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

THERE WILL BE A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE AND THIS MAY HURT THE MARKET PRICE OF THE SHARES

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2007, we had a total of 45,139,182 shares of common stock outstanding, but there were also 46,735,544 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, your interest in SearchHelp will be diluted.

WE HAVE NEVER PAID ANY CASH DIVIDENDS

SearchHelp has never paid any cash dividends on its shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

ITEM 7. FINANCIAL STATEMENTS

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

FINANCIAL STATEMENTS:

Page No.
Report of Independent Registered Public Accounting Firm	F-1 - F-2

Consolidated Balance Sheets as at December 31, 2007 and 2006	F-3 - F-4

Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006	F-5

Consolidated Statement of Stockholders' Equity (Deficit)
For the Years ended December 31, 2007 and 2006	F-6

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-26

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SearchHelp, Inc.
Syosset, New York

We have audited the accompanying consolidated balance sheets of SearchHelp, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Company LLP New York, New York April 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SearchHelp, Inc.
Syosset, New York

We have audited the accompanying consolidated balance sheet of SearchHelp, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of December 31, 2006 had negative working capital and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lazar, Levine and Felix LLP New York, New York April 5, 2007

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$4,821	$129,435
Accounts receivable less allowance for doubtful accounts
of $99,303 and $52,395, respectively	89,049	250,085
Inventories	248,148	190,637
Prepaid expenses	5,409	17,897
Total current assets	347,427	588,054

Property and equipment - net	155,726	108,507

Other assets:
Software development costs, less accumulated
amortization of $0 and $691,103 , respectively	-	502,063
Amortizable intangible assets, less accumulated
amortization of $0 and $106,068, respectively	-	527,432
Deferred finance costs, less amortization of $262,991 and $91,552, respectively	67,348	199,934
Goodwill	-	536,081
Security deposit	13,454	13,454

Total other assets	80,802	1,778,964

Total assets	$583,955	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable - bank	$54,697	$54,697
Current portion of long term debt and capital leases	42,788	18,879
Current portion of 10% convertible notes payable - net of
discount of $96,567 and $32,882, respectively	2,059,433	590,118
Short term bridge notes payable - net of discount of $0
and $70,725, respectively	475,000	204,275
Due to stockholders	397,877	895,491
Due to affiliates	47,907	59,657
Deferred revenue	-	48,832
Accounts payable	627,162	269,713
Accrued expenses	114,525	202,977
Total current liabilities	3,819,389	2,344,639

Other liabilities:
10% convertible notes payable - net of discount of $0
and $781,360, respectively, net of current portion	-	1,490,640
Obligations under capital lease, net of current portion	95,600	65,929
Note payable - equipment, net of current portion	12,405	16,111
Deferred rent	9,778	8,438
Total liabilities	3,937,172	3,925,757

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 901,237 and 0, respectively	90	-
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding - 45,139,182 and 38,152,636
shares, respectively	4,517	3,815
Additional paid-in capital	13,804,695	9,443,982
Accumulated deficit	(17,162,519)	(10,898,029)
Total stockholders' deficit	(3,353,217)	(1,450,232)

Total liabilities and stockholders' deficit	$583,955	$2,475,525

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2007	2006

Revenues	$84,570	$319,309

Cost of Sales	46,041	126,299

Gross Profit	38,529	193,010

Operating expenses:
Selling	291,053	280,333
Web site costs	181,217	69,012
General and administrative	2,881,095	2,736,857
Depreciation and amortization	330,202	338,099
Total operating expenses	3,683,567	3,424,301

Loss from operations	(3,645,038)	(3,231,291)

Other Expenses (Income)
Interest	1,120,576	749,570
Interest - related party	44,620	62,280
Extinguishment of liability per settlement	-	(100,000)
Other (income) loss	20,412	(82,950)
Amortization of deferred financing costs	164,586	91,552
Write off of asset for impairment	1,269,260	-
Total other expenses (income)	2,619,454	720,452

Net loss	(6,264,492)	(3,951,743)

Deemed preferred stock dividend	1,571,731	-

Net loss applicable to common stockholders	$(7,836,223)	$(3,951,743)

Per share data
Loss per share - basic and diluted	$(0.20)	$(0.11)

Weighted average number of
shares outstanding basic and diluted	39,202,017	37,634,229

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

								Total
					Additional			Stockholders'
	Preferred Stock		Common Stock		Paid-In	Accumulated	Deferred	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balance at January 1, 2006		$-	37,022,556	$3,702	$7,802,030	$(6,946,286)	$(659,796)	$199,650

Common stock issued in connection with bridge loans			275,000	27	81,198			81,225
Common stock issued as interest on debt			108,969	11	35,535			35,546
Common stock issued for services			146,111	15	54,554			54,569
Common stock issued for satisfaction of loans			600,000	60	179,940			180,000
Discount on debt					1,188,700			1,188,700
Fair value of warrants issued for services					68,142			68,142
Net loss						(3,951,743)		(3,951,743)
Option expense					693,679			693,679
Reclassification of deferred compensation					(659,796)	-	659,796	-

Balance at December 31, 2006	-	-	38,152,636	3,815	9,443,982	(10,898,029)	-	(1,450,232)

Common stock issued in connection with bridge loans			10,000	1	3,869			13,871
Common stock issued in connection with conversion of notes payable			4,582,206	458	663,542			5,246,664
Common stock issued as interest on debt			747,983	78	181,396			929,535
Net proceeds from sale of securities	796,180	79	384,615	38	2,184,883			2,569,653
Fair value of warrants issued for services					140,270			140,270
Common stock issued in connection with exercise of warrants			190,000	19	24,781			214,819
Common stock issued for satisfaction of loans			1,196,742	120	275,131			1,472,113
Preferred stock issued for satisfaction of loans	105,057	11			275,238			275,249
Retirement of treasury stock			(125,000)	(12)	(9,988)			(135,012)
Fair value of options issued for services					208,824			208,824
Option expense					412,767			412,767
Net loss						(6,264,490)		(6,264,490)

Balance at December 31, 2007	901,237	$90	45,139,182	$4,517	$13,804,695	$(17,162,519)	$-	$3,634,031

See notes to consolidated financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(6,264,492)	$(3,951,743)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	(48,832)	44,362
Stock and options issued for services	140,270	122,711
Extinguishment of liability per settlement	-	(100,000)
Write off of asset for impairment	1,269,260	-
Stock issued for interest	181,474	35,546
Compensatory element of stock options	621,591	693,679
Depreciation	33,886	13,150
Amortization of deferred financing costs	164,586	91,552
Amortization of software development costs	231,382	260,016
Amortization of intangible assets	64,933	64,932
Amortization of beneficial conversion feature	347,726	253,624
Amortization of debt discount	444,544	256,664
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	114,129	(110,912)
Allowance for doubtful accounts	46,908	14,440
Inventories	(57,511)	(160,727)
Prepaid expenses	12,490	60,847
Security deposit	-	(7,299)
Deferred rent	1,340	8,438
Accounts payable and accrued expenses	268,998	146,507
Total adjustments	3,837,174	1,687,530

Net cash used in operating activities	(2,427,318)	(2,264,213)

Cash flows from investing activities:
Equipment purchases	(9,192)	(33,277)
Capitalized software costs	-	(195,822)
Net cash used in investing activities	(9,192)	(229,099)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	December 31,
	2007	2006

Cash flows from financing activities:
Net borrowings from stockholders	52,886	175,992
Payment of due to affiliates	(11,750)	(1,600)
Proceeds from convertible notes payable	-	2,272,000
Repayments of convertible notes payable	(75,000)	-
Proceeds from bridge notes payable	460,000	275,000
Repayments of bridge notes payable	(225,000)	-
Proceeds from note payable - equipment	-	21,262
Payments of note payable - equipment	(3,394)	(1,461)
Payments of capital lease	(18,646)	(5,979)
Payments of notes payable - bank	-	4,697
Proceeds from sale of securities	2,174,800	-
Retirement of treasury stock	(10,000)	-
Deferred financing costs	(32,000)	(244,139)
Net cash provided by financing activities	2,311,896	2,495,772

Net increase (decrease) in cash	(124,614)	2,460

Cash at beginning of year	129,435	126,975

Cash at end of year	$4,821	$129,435

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$136,369	$190,921

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$35,000	$-
Stockholder loans converted to common stock/preferred stock	$550,500	$180,000
Convertible notes converted to common stock	$664,000	$-
Common stock and options issued for services	$140,270	$122,711
Computer equipment under capital lease	$71,914	$87,098
Discount related to note payable - warrant value and beneficial conversion feature	$-	$1,188,700
Issuance of stock for discount related to bridge note payable	$3,870	$81,225

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

The Company's business consists principally of the development, sale and distribution of parental control and monitoring software and services and imaging products. The Company is organized as a single reporting unit and believes that it operates as a single business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $6,264,492 and $3,951,743 for the years ended December 31, 2007 and 2006, respectively. In addition, the Company had negative working capital of $3,471,962 and an accumulated deficit of $17,162,519 at December 31, 2007.

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

The Company has been successful in raising financing from equity and debt transactions, however, there is no guarantee that it will be able to continue raising capital in the future. During 2007, the Company raised $2,174,800 from the private placement of common stock, 7% convertible preferred stock and warrants, and an additional $460,000 principal amount of 10% short term promissory notes. A total of $2600,000 of the 10% short term promissory notes have been repaid or converted into preferred stock. A total of $664,000 of convertible notes were converted into common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

The accompanying consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. Results of operations include ETP from the date of acquisition.

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

(d) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2007 and 2006 have been excluded from the per share computations:

	December 31,
	2007	2006
2004 Stock Plan Options	1,450,000	1,450,000
Other Stock Options	8,283,157	8,270,000
Convertible Preferred Stock	9,012,370	-
Convertible Notes Payable	14,373,333	6,962,500
Warrants	13,616,684	8,231,424

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

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $211,870 and $162,410 for the years ended December 31, 2007 and 2006, respectively.

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2007 and 2006.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. No development costs were capitalized for the year ended December 31, 2007. For the years ended December 31, 2006, the Company capitalized $195,822 of software development costs. The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2007 and 2006 was $231,383 and $260,016, respectively.

(h) Long-Lived Assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. On December 31, 2007 we determined the future sales of our Sentry Predator Locator product, net of the cost of those sales, would not be sufficient to recover any amount of the unamortized costs. As a result, we recorded an impairment to software development costs of $270,680.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $99,303 and $52,395 at December 31, 2007, and 2006, respectively.

(k) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, due to stockholders and obligations under capital leases. The carrying amounts of accounts receivable, inventories, and accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The carrying value of due to stockholders reflects fair value as the terms reflect market conditions at each balance sheet date. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

(l) Concentration of Credit Risk:

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

(m) Inventories:

The Company's inventory consists entirely of finished, packaged software products and is valued at lower of cost or market price. Cost is determined on a first-in, first-out (“FIFO”) basis.

(n) Deferral of Certain Revenue and Gross Margins:

Direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment. However, the Company defers a portion of revenues and gross margin, currently estimated at 40%, from direct non- consignment sales if return privileges exists. The Company had no deferred recognition of revenues or gross margin at December 31, 2007. The Company had deferred recognition of revenues and gross margin amounting to $48,832 as of December 31, 2006.

(o) Shipping and Handling Costs:

The Company’s shipping and handling costs are included in cost of sales for all periods presented. Shipping and handling costs were $18,611 and $44,262 for the years ending December 31, 2007, and December 31, 2006, respectively.

(p) Property and Equipment and Depreciation:

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

Furniture and fixtures                           5 years
Data processing equipment                3 to 5 years
Telecommunication equipment          5 years
Purchased software                             3 years

(q) Goodwill Intangible Assets and Amortization:

Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. In accordance with SFAS 142, we performed impairment tests on goodwill and purchased intangible assets from the acquisition of ETP on June 8, 2005. The goodwill and other intangible assets were written off after the Company performed these impairment tests and determined that the fair value of the goodwill and other intangible assets exceeded its carrying value. Fair value was determined by estimates of future cash flows. At December 31, 2007, we determined our projections for cash flow from the acquired assets was insufficient to support the goodwill and other intangible assets as assets and that an immediate impairment write-off was in order. Pursuant to the impairment tests, goodwill and unamortized intangibles totaling $998,580 were written off as of December 31, 2007. No impairment charges resulted from this evaluation for the year ended December 31, 2006.

The Company's intangible assets as of December 31, 2006 consisted of:

			December 31, 2006
	Gross	Estimated Life	Accumulated Amortization	Net
Covenant not to compete	$8,800	3 years	$4,579	$4,221
Licenses	4,700	-	4,700	-
Customer Relationships	620,000	10 years	96,789	523,211
Total	$633,500		$106,068	$527,432

Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. The amortization expense for the years ended December 31, 2007 and 2006 was $64,933 and $64,933, respectively. There will be no amortization expense in future years since these intangible assets were written off as of December 31, 2007.

(r) Deferred Financing Costs:

The Company incurred financing costs related to its borrowings. Such costs are deferred and amortized generally by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount is written off in the statement of operations. The Company amortized $164,586 and $91,552 of deferred financing costs for the years ended December 31, 2007 and 2006, respectively.

(s) Recently Issued Accounting Pronouncements Affecting The Company:

Statement of Financial Accounting Standard Statement No. 141 (revised 2007) Business Combinations

In December 2007, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Statement of Financial Accounting Standard Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statements hall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - EMPLOYEE STOCK COMPENSATION

The Company’s 2004 Stock Plan (the “Plan”), which is stockholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation. All stock options under the Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options generally vest ratably over a three-year period and generally expire 5 years from the grant date. Additionally, the Company grants options and shares to its employees outside the Plan.

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

As a result of the adoption of FAS 123(R), the Company's results for the years ended December 31, 2007 and 2006 include share-based compensation expense totaling approximately $334,767 and $665,639, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the years ended December 31, 2007 and 2006, the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended
	December 31, 2007	December 31, 2006
Expected term (in years)	5	5
Expected volatility	86.26% - 91.99%	88.83% - 99.55%
Expected dividend yield	0%	0%
Risk-free interest rate	3.83% - 5.26%	4.34% - 5.25%

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

Stock compensation expense related to non-employee options was approximately $78,000 and $28,000 for the years ended December 31, 2007 and 2006, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were 1,013,157 and 2,280,000 employee stock options granted in the years ended December 31, 2007 and 2006, respectively.

The following table represents our stock options granted, exercised, and forfeited during 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2005	8,323,090	$0.38
Granted	2,280,000	0.35
Exercised	-	-
Forfeited/expired	(883,090)	0.43
Outstanding at December 31, 2006	9,720,000	0.32
Granted	1,013,157	0.31
Exercised	-	-
Forfeited/expired	(1,000,000)	0.30
Outstanding at December 31, 2007	9,733,157	$0.36	2.6661	$0

Exercisable at December 31, 2007	7,431,490	$0.36	2.5166	$0

As of December 31, 2007, there was $458,460 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 4 - PROPERTY AND EQUIPMENT.

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2007	2006
Furniture and fixtures	$3,780	$3,780
Data processing equipment	177,823	96,718
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	205,260	124,155
Less: accumulated depreciation	(49,534)	(15,648)
	$155,726	$108,507

Depreciation charged to operations amounted to $33,886 and $13,150 for the years ended December 31, 2007 and 2006, respectively. Property and equipment include gross assets acquired under capital leases of $159,013 and $87,098 at December 31, 2007 and 2006, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At December 31, 2007 and 2006, $49,697 of the line has been utilized. At December 31, 2007 and 2006, $5,000 of the overdraft privilege has also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (9.50% at December 31, 2007 and 10.50% at December 31, 2006). Interest of $3,250 and $3,778 was charged to operations for the years ended December 31, 2007 and 2006, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $45,000 at December 31, 2007.

NOTE 6 - NOTE PAYABLE - EQUIPMENT

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five-year term with monthly payments of $433 including interest at the rate of 8.15% per annum and is secured by the equipment purchased. The outstanding balance at December 31, 2007 and 2006 was $16,407 and $19,801 respectively, of which $4,002 and $3,690 is included in current liabilities. Future principal payments under the secured loan payable as of December 31, 2007 for each of the next four years are $4,002, $4,340, $4,708 and $3,357, respectively.

NOTE 7 - OBLIGATIONS UNDER CAPITAL LEASE

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

On September 16, 2007 the Company entered into an equipment lease agreement with GE Capital for the purchase of $71,914 of computer equipment. The lease has a three-year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

Depreciation for assets under capital leases for the years ended December 31, 2007 and 2006 amounted to$23,413 and $7,984, respectively, and is included in depreciation expense.

The following is a summary of assets held under capital leases at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Data processing equipment, servers and routers	$159,013	$87,098
Less: Accumulated depreciation	(31,397)	(7,984)
	$127,616	$79,114

Minimum future lease payments under the capital lease as of December 31, 2007 for each of the next four years and in the aggregate are:

Year ending	Amount
December 31, 2008	$48,894
December 31, 2009	48,894
December 31, 2010	42,001
December 31, 2011	12,438
Total minimum lease payments	152,227
Less: Amount representing interest	(17,841)
Present value of net minimum lease payments	134,386
Less: current portion	(38,786)
Long term portion	$95,600

NOTE 8 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the years ended December 31, 2007 and 2006, an aggregate of $347,726 and $253,624 was charged to interest expense, respectively.

As reflected on the balance sheet at December 31, 2007 and 2006, the note value, net of discount, was $2,059,433 and $2,080,758, respectively. As of December 31, 2007, $664,000 principal amount of notes were converted into common stock and $75,000 of principal was paid.

Future principal payments under the 10% convertible notes payable as of December 31, 2007 for each of the next year and in the aggregate are:

Year ending December 31, 2008	Amount
Total principal payments	$2,156,000
Less discount	(96,567)
Total, net of discount	2,059,433
Less current portion	2,059,433
Long term portion	$-

NOTE 9 - SHORT TERM BRIDGE NOTES PAYABLE

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

As of December 31, 2007, the Company has raised a gross amount of $285,000 from these promissory notes and issued 285,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (to give effect to the lack of liquidity for such shares), for an aggregate total of $85,095 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital. This discount is accreted over the one year life of the note using the straight line method. If the debt is repaid earlier than the maturity date, the unamortized amount will be charged to operations at that time. As of December 31, 2007, a total of $260,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note is payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 10.25% per annum at December 31, 2007 and is payable at the end of the term.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2007, the Company has raised a total gross amount of $300,000, from these notes

NOTE 10 - DUE TO/FROM STOCKHOLDERS AND AFFILIATES

(a) Due to stockholders

At December 31, 2007 and 2006, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $45,719 and $617,500, respectively, for working capital advances made to the Company. On August 31, 2007, Mr. Bozsnyak offered to convert $550,500 of working capital loans into 1,196,742 restricted shares of the Company’s common stock and 105,057 shares of the Company’s Convertible Series A Preferred Stock. Subsequent to Board acceptance and approval, on September 7, 2007 the Company issued the respective shares and an entry was made to reduce loans payable to stockholder for $550,500 with a corresponding credit to common stock, preferred stock and additional paid in capital.

For the years ended December 31, 2007 and 2006, interest expense was charged in the amounts of $44,620 and $62,280, respectively. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, 9.50% at December 31, 2007 and 10.50% at December 31, 2006. At December 31, 2007 and 2006, $152,453 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $7,987 and $6,917 as of December 31, 2007 and 2006, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2007 and 2006, Brian O’Connor, a stockholder and director, is owed $419 and $1,367, respectively, for travel expenses incurred on behalf of the Company.

At December 31, 2007 and 2006, $170,683 and $108,415, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. An additional $50,000 was accrued at December 31, 2006 as a contingency for certain claims made by Mr. Carrizzo in a lawsuit (see Note 14). A total of $16,250 was owed to Mr. Bozsnyak at December 31, 2007 as equity compensation per his employment agreement.

At December 31, 2007 and 2006, the Company owed $4,366 and $3,500, respectively, to the chairman of the audit and compensation committees, who is a shareholder.

 (b) Due to affiliates

The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2007 and 2006, the Company owed one of these affiliates $47,907 and $59,657, respectively.

NOTE 11 - ECONOMIC DEPENDENCY

The Company sells its products through distributors to major retailers throughout the United States. At December 31, 2007, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 97% of total accounts receivable in the aggregate. At December 31, 2006, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 67% of total accounts receivable in the aggregate.

In 2007, the three largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 98% of total sales in the aggregate. In 2006, the four largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 71% of total sales in the aggregate.

In 2007 and 2006, the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

NOTE 12 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended
	December 31,
	2007	2006

Deferred Tax Assets:
Accounts Receivable	$38,728	$20,434
Option Expense	512,955	270,535
Net Operating Losses	5,424,361	3,805,122
Valuation Allowances	(5,976,044)	(4,096,091)

Net Deferred Tax Asset	$-	$-

At December 31, 2007 and 2006, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0. The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $13,900,000 at December 31, 2007 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire at various dates through 2027.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2007	2006
U.S Federal income tax statutory rate	34.00%	34.00%
State income tax, net of federal income tax benefit	5.00%	5.00%
Impairment of goodwill, customer lists and deferred software costs	(6.38%)	-
Others	(7.11%)	(6.77%)
Valuation tax asset allowance	(25.51%)	(32.23%
Effective tax rate	(0.0%)	(0.0%)

NOTE 13 - EQUITY TRANSACTIONS

On March 6, 2006, the Company issued 17,483 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.55, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.495 per share. A total of $8,653 was charged to operations with a corresponding credit to additional paid in capital.

On March 10, 2006, the Company issued 600,000 restricted common shares to the CEO in satisfaction of loans made to the Company of $180,000. These shares were valued at the fair market value of $0.45, less an approximate 33% discount (to give effect to the lack of liquidity for such shares) or at $0.30 per share. An entry was made to reduce loans payable to shareholder for $180,000 with a corresponding credit to common stock and additional paid in capital.

On April 7, 2006, the Company issued 38,366 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.45, less an approximate 10% discount (due to the restriction) or at $0.405 per share. A total of $15,538 was charged to operations with a corresponding credit to additional paid in capital.

On May 5, 2006, the Company issued 5,608 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.40, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.36 per share. A total of $2,019 was charged to operations with a corresponding credit to additional paid in capital.

On June 6, 2006, the Company issued 20,295 restricted common shares to a legal firm in exchange for services. These shares were valued at the fair market value of $0.40, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.36 per share. A total of $7,306 was charged to operations with a corresponding credit to additional paid in capital.

On July 31, 2006, the Company issued 7,959 restricted common shares to a legal firm in exchange for services. Of these, 3,306 shares were valued at the fair market value of $0.36, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.33 per share. The remaining 4,653 of these shares were valued at the fair market value of $0.44, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.40 per share. A total of $2,953 was charged to operations with a corresponding credit to additional paid in capital.

On August 25, 2006, the Company issued 50,000 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.33 per share. A total of $16,500 was charged to operations with a corresponding credit to additional paid in capital.

On October 4, 2006, the Company issued 26,847 shares of the Company's restricted common stock as payment in kind for interest due for the month of September 2006 on the Company’s 10% convertible notes.

On October 31, 2006, the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.36, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.32 per share. A total of $8,100 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 2, 2006, the Company issued 100,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.37, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.33 per share. A total of $33,300 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 8, 2006, the Company issued 50,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.33, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.30 per share. A total of $14,850 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

On November 15, 2006, the Company issued 25,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.30, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.27 per share. A total of $6,750 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

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

On December 27, 2006, the Company issued 6,400 restricted common shares to a marketing firm in exchange for services. These shares were valued at the fair market value of $0.28, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.25 per share. A total of $1,600 was charged to operations with a corresponding credit to additional paid in capital.

On December 29, 2006, the Company issued 75,000 restricted shares of the Company’s common stock in connection with its short term promissory notes. These shares were valued at the fair market value of $0.27, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.24 per share. A total of $18,225 was recorded as a discount to the note and is accreted over the one year life of the note. If the debt is retired earlier than the maturity date, the unamortized amount will be charged to operations at that time.

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

On August 25, 2007, the Company retired 125,000 shares of the Company's common stock for $10,000 as part of the Settlement Agreement and Mutual Release with AmberAlertAgent Development Co., LLC (see Note 14 below).

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

On October 5, 2007, the Company issued 74,825 shares of the Company’s restricted common stock as payment in kind for interest due for the month of September 2007 on the Company’s 10% convertible notes.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2007, the Company has raised a total gross amount of $300,000, from these notes

On November 8, 2007, the Company issued 66,667 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

On December 5, 2007, the Company issued 102,978 shares of the Company’s restricted common stock as payment in kind for interest due for the month of October 2007 on the Company’s 10% convertible notes.

On December 10, 2007, the Company issued 140,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $17,800.

On December 12, 2007, the Company issued 2,397,563 shares of the Company’s restricted common stock upon the conversion of $330,000 of the Company’s 10% convertible notes.

On December 14, 2007, the Company issued 812,500 shares of the Company’s restricted common stock upon the conversion of $130,000 of the Company’s 10% convertible notes.

On December 18, 2007, the Company issued 357,143 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On December 18, 2007, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $7,000.

On December 27, 2007, the Company issued 187,500 shares of the Company’s restricted common stock upon the conversion of $30,000 of the Company’s 10% convertible notes.

On December 28, 2007, the Company issued 398,333 shares of the Company’s restricted common stock upon the conversion of $44,000 of the Company’s 10% convertible notes.

On December 31, 2007, the Company issued 98,099 shares of the Company’s restricted common stock as payment in kind for interest due for the month of November 2007 on the Company’s 10% convertible notes.

On December 31, 2007, the Company issued 312,500 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

Warrants:

During 2003, as part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004. On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to March 31, 2008. The exercise price of the Class A Warrant was lowered on from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $1.50 to $0.22 per share of our common stock. All other terms and conditions of the Warrants remained the same. On March 25, 2008, we extended the term to exercise the Class A Warrant from March 31, 2008 to July 31, 2008. The Company will file a Post-Effective Amendment No. 9 to its Registration Statement on Form SB-2 (“Post-Effective Amendment”). The amended exercise price will become effective upon the date on which the Securities and Exchange Commission declares the Post-Effective Amendment.

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

For the year ended December 31, 2007, 190,000 warrants were exercised. On December 10, 2007, the Company issued 140,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $17,800. On December 18, 2007, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $7,000.

NOTE 14 - COMMITMENTS AND CONTINGENCIES.

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

Several motions and affidavits have been filed by both parties. A hearing date is expected to be set for late April 2008.

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

ETP leases office space in Boston, Massachusetts on a month to month basis. The annual rent is $28,704.

Rent expense was $82,279 and $66,557 for the years ended December 31, 2007 and 2006, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On January 3, 2008, the Company issued 277,778 shares of the Company’s restricted common stock upon the conversion of $25,000 of the Company’s 10% convertible notes.

On January 3, 2008, the Company issued 25,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $2,250.

On January 3, 2008, the Company issued 1,250,000 shares of the Company’s restricted common stock as bonuses to employees and directors

On January 3, 2008, the Company issued 150,000 shares of the Company’s restricted common stock to a marketing and promotions company for services to be rendered in 2008. These shares were valued at the fair market value of $0.21, less an approximate 10% discount (to give effect to the lack of liquidity for such shares) or at $0.19 per share. A total of $28,500 was charged to operations with a corresponding credit to additional paid in capital.

On January 8, 2008, the Company issued 666,666 shares of the Company’s restricted common stock upon the conversion of $100,000 of the Company’s 10% convertible notes.

On January 8, 2008, the Company issued 105,811 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $8,466.

On January 10, 2008, the Company issued 25,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $3,000.

On January 11, 2008, the Company issued 7,530,001 shares of the Company’s restricted common stock upon the conversion of $692,000 of the Company’s 10% convertible notes.

On January 11, 2008, the Company issued 692,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $55,360.

On January 15, 2008, the Company issued 208,333 shares of the Company’s restricted common stock upon the conversion of $25,000 of the Company’s 10% convertible notes.

On January 15, 2008, the Company issued 25,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $2,000.

On January 17, 2008, the Company issued 83,333 shares of the Company’s restricted common stock upon the conversion of $12,500 of the Company’s 10% convertible notes.

On January 17, 2008, the Company issued 12,500 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $1,000.

On January 23, 2008, the Company issued 300,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $24,000.

On January 28, 2008, the Company issued 80,000 shares of the Company’s restricted common stock upon the conversion of $12,000 of the Company’s 10% convertible notes.

On January 28, 2008, the Company issued 12,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $960.

On January 31, 2008, the Company issued 83,333 shares of the Company’s restricted common stock upon the conversion of $12,500 of the Company’s 10% convertible notes.

On January 31, 2008, the Company issued 12,500 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $1,000.

On February 1, 2008, the Company issued 357,143 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On February 1, 2008, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $4,000.

On February 5, 2008, the Company issued 83,333 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

On February 5, 2008, the Company issued 12,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $960.

On February 12, 2008, the Company issued 71,429 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

On February 13, 2008, the Company issued 1,158,334 shares of the Company’s restricted common stock upon the conversion of $139,000 of the Company’s 10% convertible notes.

On February 14, 2008, the Company issued 416,667 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On February 14, 2008, the Company issued 50,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $6,000.

On February 19, 2008, the Company issued 276,190 shares of the Company’s restricted common stock upon the conversion of $40,000 of the Company’s 10% convertible notes.

On February 20, 2008, the Company issued 41,667 shares of the Company’s restricted common stock upon the conversion of $5,000 of the Company’s 10% convertible notes.

On February 21, 2008, the Company issued 41,667 shares of the Company’s restricted common stock upon the conversion of $5,000 of the Company’s 10% convertible notes.

On March 20, 2008, the Company issued 416,667 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On March 24, 2008, the Company issued 375,000 shares of the Company’s restricted common stock upon the conversion of $45,000 of the Company’s 10% convertible notes.

On March 26, 2008, the Company issued 416,667 shares of the Company’s restricted common stock upon the conversion of $50,000 of the Company’s 10% convertible notes.

On March 21, 2008, the Company issued 83,333 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures

Internal Controls

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Based on the foregoing evaluation, we are unaware of any compromised effectiveness in our reporting obligations.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported on a timely basis. This plan is dependent, in part, upon reallocation of responsibilities among various personnel, possibly hiring additional personnel and additional funding.

Management’s annual report on internal control over financial reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d - 15(f) under the Exchange Act). We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our internal control over financial reporting are designed to provide a reasonable assurance of achieving their objectives. Our Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s report in this annual report.

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 8B. Other Information.

Not Applicable.

PART III

Item 9. - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Company has a four-member board of directors. The identity of each of our directors and executive officers and their principal occupations for the past five years are as follows.

Name	Age	Position	Year Began Service

William Bozsnyak	47	Chairman of the Board of Directors, Chief	2001
		Executive Officer and Treasurer

John Caruso	48	Chief Financial Officer, Senior Vice President and Secretary	2006

Brian P. O’Connor	61	Director, Chief Operating Officer and Executive Vice President and Chief Marketing Officer	2005

David M. Barnes	65	Director	2005

Randy S. Zelin	44	Director	2007

William Bozsnyak, 47, is the founder, chief executive officer and chairman of the board of SearchHelp. After a successful career in the financial services industry, Mr. Bozsnyak created a local Internet portal in 1998 which focused on meeting the advertising needs of small businesses that were not being met on a national level. In addition to his current duties, Mr. Bozsnyak has served SearchHelp in several capacities since its inception in January 2001 including treasurer, chief financial officer and vice president. Prior to forming SearchHelp, Mr. Bozsnyak began his career with J.P. Morgan Securities Inc. in 1982 and rose to become a vice president in its Institutional Fixed Income Sales Department. In 1993, he left Morgan to join UBS Securities Inc. as vice president of its Global Fixed Income Department. In this role, he was responsible for the sale of U.S. fixed income securities to major institutional U.S. firms. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a Bachelor’s in Business Administration and a minor in Finance.

John Caruso, 48, is the Chief Financial Officer of SearchHelp and has over 26 years of accounting and management-level experience. From November 2004 through April 2006, Mr. Caruso served as Vice President and Controller of First Sterling Financial, Inc., a real estate syndicator of affordable housing across the U.S. and Puerto Rico. From April 2002 through June 2004, he served as Vice President of Finance and Administration and CFO for AccountantsWorld, LLC., a developer of software and provider of Internet services for the accounting profession where he engineered a multi-million dollar sale of a software product line. From September 1999 through October 2001, Mr. Caruso was Senior Vice President of Finance and Operations for CityReach International Ltd., a London-based owner and operator of data centers throughout Europe. In this capacity, Mr. Caruso was a key factor in raising over $300 million in capital and he was directly responsible for the daily operation of approximately one million square feet of technical space in eight countries with over 300 employees. Earlier in his career, Mr. Caruso worked as a certified public accountant with national and regional accounting firms. He graduated from Brooklyn College in 1980 with a Bachelor’s degree in Accounting.

Brian O’Connor, 61, is the Chief Operating Officer, Executive Vice President of Marketing, and a Director of SearchHelp, and remains the President of ETP. From 1998 until joining SearchHelp in June 2005, Mr. O’Connor was President of ETP and founder of Worldwide Commerce Exchange and Ann’s Boston Brownie Company. Mr. O’Connor was formerly the vice president for North American and Asia Pacific Sales for Polaroid Corporation from 1989 to 1998. In this capacity, he was responsible for sales and marketing of Polaroid’s U.S. business, generating over $1.1 billion in sales with over 900 employees. While at Polaroid, he also established an international consumer sales group in Asia, Japan, South America, Africa and the Middle East for Polaroid component products. Mr. O’Connor currently serves on the board of directors of the Dana Farber Cancer Institute and the Jimmy Fund Advisory Council. Formerly, he served on the board of directors of the Carroll School for Dyslexic Children and The New England Sports Museum.

David M. Barnes, 65, is a director of SearchHelp, and serves as chairman and financial expert of the Company’s audit committee and compensation committee. He has more than 40 years of experience in finance and public company accounting. Mr. Barnes served as a director and the Chief Financial Officer of American United Global, Inc., now known as Solar Thin Films, Inc. (SLTN), from May 1996 through July 2006 when the company was acquired. He served as Chief Financial Officer of Cyber Defense Systems, Inc. (CYDF), a designer and builder of manned and unmanned airships, from October 2005 through November 2007, and of Neah Power Systems, Inc. (NPWS), which is developing and building fuel cells, from April 2006 to present. He also served as a director and an audit committee and compensation committee member of Thinkpath Inc. (THPHF), an engineering firm, which filed for protection under XI on March 7, 2008 and is a director and chairman of the audit and compensation committees of Medical Management Solutions, Inc. (MSMI), a comprehensive medical billing, financing and consulting firm, since October 2007.

Randy S. Zelin, 44, is a director of SearchHelp. An experienced attorney in private practice and a former Nassau County, NY Assistant District Attorney, Mr. Zelin concentrates in the areas of criminal defense and securities litigation. From June 2000 to present, Mr. Zelin serves as President of Randy Scott Zelin, P.C., a law firm in Westbury, New York. He is a graduate of Hofstra University (B.A. 1984) and the Touro College Jacob D. Fuchsberg Law Center (J.D. 1987). He is of counsel to Pryor & Mandelup, LLP, a distinguished bankruptcy, reorganization, and civil practice, where he maintains his office. Mr. Zelin is admitted to practice in New York, New Jersey, and Florida and in the U.S. District Courts for the Southern, Eastern, and Northern Districts of New York, and the U.S. Court of Appeals for the Second Circuit.

Mr. Zelin is a member of the Nassau County Bar Association and the National Association of Criminal Defense Lawyers. He has lectured at continuing legal education programs on criminal law and procedure and has taught as a guest instructor in various local law schools’ trial advocacy programs as well as for the National Institute for Trial Advocacy. He also appears regularly on CNN Headline news to discuss noteworthy trials and criminal justice issues.

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

The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to:

•	the integrity of the financial reports and other financial information provided by us to the public or any governmental body;

•	our compliance with legal and regulatory requirements

•	our systems of internal controls regarding finance, accounting and legal compliance;

•	the qualifications and independence of our independent auditors;

•	the performance of our internal audit function and independent auditors;

•	our auditing, accounting, and financial reporting processes generally; and

•	the performance of such other functions as the Board of Directors may assign from time to time.

The Audit Committee has the authority to:

•	make recommendations to the Board of Directors regarding the appointment or replacement of independent public accountants;

•	confer with our independent public accountants regarding the scope, method and results of the audit of our books and accounts;

•	review our financial reporting process and the management recommendations made by our independent public accountants;

•	recommend and implement any desired changes to our audit procedures; and

•	perform such other duties as the Board of Directors may from time to time direct.

Audit Committee Financial Expert

Our Board of Directors has determined that David M. Barnes qualifies as it’s “audit committee financial expert”, as defined in paragraph (e) (2) of Item 401 of Regulation S-B and has therefore appointed him as such.

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

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is incorporated by reference to the Company’s form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past five years, no officer or director of the Company has:

•	been convicted in or is currently subject to a pending a criminal proceeding;

•
been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; nor

•
has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of SearchHelp’s officers and directors, and persons who own more than ten percent of a registered class of SearchHelp’s equity securities, to file reports of ownership and changes in ownership of equity securities of SearchHelp with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish SearchHelp with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to SearchHelp during 2006 and 2005, SearchHelp believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year or prior fiscal year except the following: William J. Bozsnyak, the Company’s Chairman and Chief Executive Officer, filed a late report on Form 4 on March 29, 2007 with the SEC, for the cancellation of an option granted to him on May 1, 2005 with an exercise price of $0.20 per share of common stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.45 in order to comply with Rule 409A of the Internal Revenue Code, Joseph P. Carrizzo, the Company’s former President, filed a late report on Form 4 on April 11, 2007 with the SEC, for the cancellation of an option granted to him on April 26, 2005 with an exercise price of $0.20 per share of common stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.30 in order to comply with Rule 409A of the Internal Revenue Code and Brian O’Connor, the Company’s Chief Operating Officer filed a late report on Form 4 on March 29, 2007 with the SEC, for the cancellation of an option granted to him on June 8, 2005 with an exercise price of $0.20 per share of common stock, in exchange for a new option granted to him on December 6, 2006 having a higher exercise price of $0.49 in order to comply with Rule 409A of the Internal Revenue Code.

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

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal		Salary (1)		Bonuses	Option Grants (2)		All Other Compensation (3)	Total
Position	Year	($)		($)	($)		($)	($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)
William J. Bozsnyak,	2007	$150,000	(8)		59,856	(4)	100000	$309,856
Chairman and Chief Executive	2006	$128,000	(8)		157,267	(4)	12,000	$297,267
John Caruso, Chief Financial	2007	$118,577			84,000	(6)	7200	$209,777
Officer (5)	2006	$88,339			56,000	(6)	6,400	$150,739
Joseph P. Carrizzo, Former	2007	$19,154			84,722	(9)	3000	$106,876
President (7)	2006	$128,000			253,333	(9)	12,000	$393,333
Brian P. O’Connor, Chief	2007	138600	(8)		59,722	(10)	6000	$204,322
Operating Officer	2006	$128,000	(8)		143,333	(10)	12,000	$283,333

(1)	Salary represents base salary earned in 2007 and 2006.

(2)	Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R

(3)	Includes $100,000 to Mr. Bozsnyak paid quarterly in options to purchase our common stock (see 10 below). The named executive officers’ other compensation included the following:

•	Mr. Bozsnyak ($12,000 vehicle allowance - 2006);

•	Mr. Caruso ($9,600-vehicle allowance);

•	Mr. Carrizzo ($12,000-vehicle allowance); and

•	Mr. O’Connor (($12,000 vehicle allowance through June 2007).

(4)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 1,000,000 options granted to Mr. Bozsnyak on May 1, 2005, pursuant to his employment   agreement.

(5)	Mr. Caruso commenced employment with SearchHelp as our Chief Financial Officer on May 2, 2006. His compensation amounts reflect his compensation for the period during which he served in this position.

(6)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 900,000 options granted to Mr. Caruso on May 2, 2006, pursuant to his employment     agreement.

(7)	During the first quarter of 2007, Mr. Carrizzo resigned as President and a Director.

(8)	Includes the receipt of options on August 1, 2007 in lieu of cash.

(9)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 3,000,000 options granted to Mr. Carrizzo on April 26, 2005, pursuant to his employment agreement and 500,000 options granted on April 21, 2005.

(10)
Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 900,000 options granted to Mr. O’Connor on June 8, 2005, pursuant to his employment   agreement.

(11)
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

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2007.

OUTSTANDING OPTION AWARDS

Name	Total Outstanding Option Award		Number of Securities Underlying Exercisable but Unexercised Options	Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
(a)	(#)		(#)	(b)		(c)	(d)
William J. Bozsnyak, Chairman and Chief Executive Officer	1,000,000	(2)	1,000,000	-		$0.45	4/30/2010
	140,000		105,000	35,000		$0.27	4/20/2010
	60,000		60,000	-		$0.77	5/20/2009
	62,500	(8)	62,500	62,500		$0.40	4/27/2012
	113,636	(8)	113,636	113,636		$0.22	7/21/2012
	123,077	(7)	123,077	123,077		$0.27	7/30/2012
	282,707	(7)	282,707	282,707		$0.20	7/30/2012
	113,636	(8)	113,636	113,636		$0.22	10/15/2012

John Caruso, Chief Financial Officer	900,000	(3)	420,000	480,000		$0.38	5/2/2011
	3,000,000	(4)	2,000,000	1,000,000		$0.30	4/25/2010
	500,000		500,000	-		$0.27	4/20/2010
	10,000		7,500	2,500		$0.70	5/20/2009
	10,000		7,500	2,500		$0.70	5/20/2009
Joseph P. Carrizzo, President (6)	750,000		750,000	-		$0.25	3/11/2009

Brian P. O’Connor, Chief Operating Officer	1,000,000 102,564 (7 215,037(7	) )	1,000,000 102,564 215,037	- - -	$ $ $	0.49 0.27 0.20	6/7/2010 7/30/2012 7/30/2012

(1)	No options were exercised in 2007 by any named executive officers.

(2)	Option granted May 1, 2005 pursuant to Mr. Bozsnyak’s employment agreement that vests based on continued employment through May 1, 2007, subject to earlier vesting upon certain circumstances.

(3)	Award granted April 24, 2006 pursuant to Mr. Caruso’s employment agreement that vests based on continued employment through May 2, 2009, subject to earlier vesting upon certain circumstances.

(4)	Award granted April 26, 2005 pursuant to Mr. Carrizzo’s employment agreement that vests based on continued employment through April 26, 2007, subject to earlier vesting upon certain circumstances.

(5)	Award granted June 8, 2005 pursuant to Mr. O’Connor’s employment agreement that vests based on continued employment through June 8, 2007, subject to earlier vesting upon certain circumstances.

(6)	During the fir1st quarter of 2007, Mr. Carrizzo resigned as President and a Director.

(7)	Options granted on August 1, 2007 in lieu of cash payment of accrued salaries.

(8)	Quarterly option granted pursuant to Mr. Bozsnyak’s employment agreement (see Summary Compensation Table, (11) above)

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

DIRECTOR COMPENSATION TABLE

Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)
Randy S. Zelin (3)	2007	-	-		-
David Barnes	2006	$20,975	$13,333	(2)	$34,308
	2006	$26,025	-		$26,025

(1)	No options were exercised in 2007 by any directors.

(2)	Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 200,000 options granted to Mr. Barnes on December 29, 2006.

(3)	Mr. Zelin joined the Board in 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 4, 2008, with respect to the beneficial ownership of our Common Stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 4, 2008, consisted of 60,357,084 shares of Common Stock. Unless otherwise indicated, the address of each of the named persons is care of SearchHelp, Inc., 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791.

Name and Address	Shares Beneficially Owned (1)	Percentage Beneficially Owned
William Bozsnyak (2)	8,135,918	12.89%
Debbie Seaman (3)	1,198,000	1.98%
Joseph Carrizzo (4)	2,515,000	4.02%
Brian P O’Connor (5)	2,884,268	4.70%
David M. Barnes	450,000	*
John Caruso (6)	660,000	1.09%
Randy S. Zelin	250,000	*
All directors and executive officers as a group (5 persons)	12,380,186	19.16%

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

(2)	Consists of 5,388,438 shares of common stock and options to acquire 781,667 shares of common stock.

(3)	Consists of 2,698,505 shares of common stock

(4)	Consists of 250,000 shares of common stock and options to acquire 3,265,000 shares of common stock.

(5)	Consists of 750,000 shares of common stock and options to acquire 666,667 shares of common stock. Also includes 1,150,000 shares of common stock held by Mr. O’Connor’s wife.

(6)	Consists of 240,000 shares of common stock and options to acquire 420,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions

Due to stockholders

At December 31, 2007 and 2006, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $45,719 and $617,500, respectively, for working capital advances made to the Company. On August 31, 2007, Mr. Bozsnyak offered to convert $550,500 of working capital loans into 1,196,742 restricted shares of the Company’s common stock and 105,057 shares of the Company’s Convertible Series A Preferred Stock. Subsequent to Board acceptance and approval, on September 7, 2007 the Company issued the respective shares and an entry was made to reduce loans payable to shareholder for $550,500 with a corresponding credit to common stock, preferred stock and additional paid in capital.

For the years ended December 31, 2007 and 2006, interest expense was charged in the amounts of $44,620 and $62,280, respectively. The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, 9.50% at December 31, 2007 and 10.50% at December 31, 2006. At December 31, 2007 and 2006, $152,453 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $7,987 and $6,917 as of December 31, 2007 and 2006, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2007 and 2006, Brian O’Connor, a shareholder and director, is owed $419 and $1,367, respectively, for travel expenses incurred on behalf of the Company.

At December 31, 2007 and 2006, $170,683 and $108,415, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. An additional $50,000 was accrued at both December 31, 2006 as a contingency for certain claims made by Mr. Carrizzo in a lawsuit (see Note 14 to the Consolidated Financial Statements). A total of $16,250 was owed to Mr. Bozsnyak at December 31, 2007 as equity compensation per his employment agreement.

Due to affiliates

The President of ETP has a minority interest in three affiliated companies. Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2007 and 2006, the Company owed one of these affiliates $47,907 and $59,657, respectively.

Item 13. Exhibits

Exhibit No.	Description of Exhibit

3(i)(a)	Certificate of Incorporation of the Company*

3(i)(b)	Certificate of Amendment effective April 26, 2005 (Incorporated herein by reference to Form 8-K filed May 2, 2005)

3(ii)	By-laws of the Company*

3(iii)	Form of Certificate Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 7% Convertible Preferred Stock, $0.0001 par value.

(Incorporated herein by reference to Form 8-K filed February 13, 2007)

4.1	Specimen Common Stock Certificate of the Company*

4.2	Specimen Class A Warrant Certificate of the Company*

4.3	Specimen Class B Warrant Certificate of the Company*

5	Opinion re: Legality (Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form SB-2 filed with the Securities and Exchange Commission on May 10, 2004 - File No. 33-97687).

10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*

10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*

10.5	Form of Placement Agent Warrant*

10.6	Company 2004 Stock Plan, dated January 1, 2004. **

10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **

10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **

10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **

10.10	Settlement Agreement, dated October 20, 2005, between SearchHelp, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)

10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**

10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)

10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)

10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)

10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O’Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)

10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)

10.18	Secured Guaranty, dated September 15, 2005, between SearchHelp, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)

10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)

10.20	Exchange Agreement dated as of November 2, 2005, among SearchHelp, Inc., AmberAlertAgent, Inc. (“AAA”) and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)

10.21	Consulting Agreement, dated November 2, 2005, among SearchHelp, Inc., AmberAlertAgent

Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***

10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)

10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)

10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)

10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak ****

10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan.

(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.27	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.29	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed February 26, 2007)

10.31	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)

10.32	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Diane Supinsky.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)

10.33	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)

10.34	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed June 6, 2007)

10.35	Series A Preferred Stock Purchase Agreement dated June 1, 2007 by and between the Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)

14	Code of Ethics of the Company.**

21	List of Subsidiaries***

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).

**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.

***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007

Item 14. Principal Accountant Fees and Services

Audit Fees:	Year ended December 31, 2007 - $ 45,000
Year ended December 31, 2006 - $ 50,000

Audit-Related Fees:	Year ended December 31, 2007 - $ 33,000
Year ended December 31, 2006 - $ 30,000

Tax Fees:	Year ended December 31, 2007 - NONE
Year ended December 31, 2006 - NONE

All Other Fees:	Year ended December 31, 2006 - $ 2,000
Year ended December 31, 2005 - $ 7,100

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.

(Registrant)

By:	/s/ William Bozsnyak
William Bozsnyak, Chief Executive Officer

Date: April 15, 2008

By:	/s/ John Caruso
John Caruso, Chief Financial Officer

Date: April 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Bozsnyak William Bozsnyak	Chairman and Chief Executive Officer	April 15, 2008

/s/ David M.Barnes David M.Barnes	Director	April 15, 2008

/s/ Randy S. Zelin Randy S. Zelin	Director	April 15, 2008

/s/ Brian O'Connor
Brian O'Connor	Director and Chief Operating Officer	April 15, 2008