Form 10-Q
period 2008-03-31
SEARCHHELP INC
filed 2008-05-20
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definations of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of May 16, 2008 is 63,657,232 shares.

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at March 31, 2008 (Unaudited) and
December 31, 2007	2-3

Consolidated Statements of Operations
For the Three months ended March 31, 2008 (Unaudited) and 2007 (Unaudited - Restated)	4

Consolidated Statements of Cash Flows
For the Three months ended March 31, 2008(Unaudited) and 2007 (Unaudited - Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -13

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	14-18

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk	18

ITEM 4T -Controls and Procedures	19

PART II:

Item 1 - Legal Proceedings	19
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3 - Defaults upon Senior Securities	20
Item 4 - Submission of Matters to A Vote of Securities Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits	21
Signature Page	22

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash	$40,524	$4,821
Accounts receivable less allowance for doubtful accounts
of $133,245 and $99,303, respectively	55,539	89,049
Inventories	208,659	248,148
Prepaid expenses	31,305	5,409
Total current assets	336,027	347,427

Property and equipment - net	177,740	155,726

Other assets:
Capitalized software costs	67,303	-
Deferred finance costs, less amortization of $295,871 and $262,991, respectively	34,468	67,348
Security deposit	13,454	13,454

Total other assets	115,225	80,802

Total assets	$628,992	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current liabilities:
Note payable - bank	$53,942	$54,697
Current portion of long term debt and capital leases	54,600	42,788
Current portion of 10% convertible notes payable - net of
discount of $19,766 and $96,567, respectively	793,234	2,059,433
Short term bridge notes payable	500,000	475,000
Due to stockholders	618,779	397,877
Due to affiliates	47,671	47,907
Accounts payable	566,238	627,162
Accrued expenses	169,527	114,525
Total current liabilities	2,803,991	3,819,389

Other liabilities:

Obligations under capital lease, net of current portion	108,165	95,600
Note payable - equipment, net of current portion	11,354	12,405
Deferred rent	9,708	9,778
Total liabilities	2,933,218	3,937,172

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding -62,228,829 and 45,139,182
shares, respectively	6,223	4,517
Additional paid-in capital	15,749,258	13,804,695
Accumulated deficit	(18,059,797)	(17,162,519)
Total stockholders' deficit	(2,304,226)	(3,353,217)

Total liabilities and stockholders' deficit	$628,992	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited-Restated)
Revenues
Software, net	$83,872	$54,704
Total Revenues	83,872	54,704

Cost of Sales
Software	31,863	19,404
Total Cost of Sales	31,863	19,404

Gross Profit	52,009	35,300

Operating expenses:
Selling	41,543	79,465
Web site costs	32,037	26,370
General and administrative	684,938	767,155
Depreciation and amortization	14,299	100,275
Total operating expenses	772,817	973,264

Loss from operations	(720,808)	(937,964)

Other Expenses
Interest	129,856	304,161
Interest - related party	1,754	15,919
Other (income) expenses	11,980	(662)
Amortization of deferred financing costs	32,880	60,863

Total other expenses	176,470	380,282

Net loss	$(897,278)	$(1,318,246)

Per share data
Loss per share-basic and diluted	$(0.02)	$(0.03)

Weighted average number of
shares outstanding basic and diluted	58,113,516	38,243,367

See notes to consolidated unaudited financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from operating activities:
Net loss	$(897,278)	$(1,318,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	-	(928)
Stock and options issued for services	28,500	86,270
Stock issued for debt service	-	39,907
Stock issued for interest	31,554	-
Compensatory element of stock options	216,217	193,150
Depreciation	14,299	6,384
Amortization of deferred financing costs	32,880	60,863
Amortization of software development costs	-	77,658
Amortization of intangible assets	-	16,233
Amortization of beneficial conversion feature	34,058	72,611
Amortization of debt discount	42,744	146,575
Bad debt expense	33,942	-
Write off of consignment inventory	11,980	-
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(431)	(29,280)
Inventories	27,509	(3,829)
Prepaid expenses	(25,896)	(17,020)
Deferred rent	(70)	335
Accounts payable and accrued expenses	(5,922)	(209,059)
Total adjustments	441,364	439,870

Net cash used in operating activities	(455,914)	(878,376)

Cash flows from investing activities:
Equipment purchases	-	(5,300)
Capitalized software costs	(67,303)	-
Net cash used in investing activities	(67,303)	(5,300)

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from financing activities:
Net borrowings from stockholders	220,903	101,854
Payment of due to affiliates	(237)	(516)
Proceeds from warrants exercised in relation to convertible notes payable	108,996	-
Net proceeds from (payments of) bridge notes payable	25,000	(165,000)
Payments of note payable - equipment	(970)	(599)
Payments under capital lease	(12,017)	(3,668)
Payments of notes payable - bank	(755)	(30,000)
Proceeds from sale of securities	218,000	1,050,000
Net cash provided by financing activities	558,920	952,071

Net increase in cash	35,703	68,395

Cash at beginning of period	4,821	129,435

Cash at end of period	$40,524	$197,830

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$6,635	$38,259

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$-	$35,000
Computer equipment under capital lease	$36,811	$
Warrants issued in relation to convertible notes payable	$1,343,000	$20,000
Common stock and options issued for services	$28,500	$86,270
Discount related to bridge note payable - restricted stock value	$-	$3,870

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $897,278 and $1,318,246 for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company has negative working capital of $2,467,964 and an accumulated deficit of $18,059,797 at March 31, 2008.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the three months ended March 31, 2008, the Company raised approximately $327,000 from the private placement of common stock and warrants and a total of $1,343,000 of the 10% short term promissory notes have been repaid or converted into common stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 15, 2008. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - RESTATEMENT OF MARCH 31, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the three months ended March 31, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis.The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $237,660, decrease deferred revenue by $59,415, decrease prepaid expenses by $ 6,304, decrease accrued expenses by $10,485, and increase accumulated deficit by $148,849 as of March 31, 2007. The restatement decreases previously reported revenue by $178,245 and decreases cost of goods sold by $ 29,396 for the three months ended March 31, 2007. The impact on net loss was an increase of $148,849 for the three months ended March 31, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2008 and 2007 have been excluded from the per share computations:

	March 31,
	2008	2007
2004 Stock Plan Options	1,200,000	1,450,000
Other Stock Options	6,283,157	7,270,000
Convertible Preferred Stock	9,012,370	4,007,640
Convertible Notes Payable	14,373,333	7,187,500
Warrants	11,724,684	11,534,834

(b) Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our financial position, results of operations or liquidity since we currently do not enter into derivatives or other hedging instruments.

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

As a result of the adoption of FAS 123(R), the Company's results for the three months ended March 31, 2008 and 2007 include share-based compensation expense totaling approximately $34,000 and $174,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2008 and 2007 the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Expected term (in years)	5	5
Expected volatility	91.50% - 92.51%	88.44% - 89.54%
Expected dividend yield	0%	0%
Risk-free interest rate	4.17% - 4.67%	4.50% - 4.90%

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

Stock compensation expense related to non-employee options was approximately $19,000 for three months ended March 31, 2008 and 2007, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no employee stock options granted during the three months ended March 31, 2008 and 2007. The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2008	9,733,157	$0.36	2.6661	$0
Granted	0	0
Exercised	0	0
Forfeited/expired	3,520,000	0.31		0

Outstanding at March 31, 2008	6,213,157	$0.40	2.7975	$0

Exercisable at March 31, 2008	4,833,157	$0.41	2.5587	$0

As of March 31, 2008, there was $404,744 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 5 - NOTES PAYABLE - BANK.

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank. At March 31, 2008 and and December 31, 2007, $49,697 of the line has been utilized, respectively. At March 31, 2008 and December 31, 2007, $4,245 and $5,000, respectively, of the overdraft privilege had also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (7.5%) at March 31, 2008 and 10.50% at December 31, 2007). Interest of $1,721, and $1,253 was charged to operations for the three months ended March 31, 2008 and 2007, respectively. The debt is guaranteed personally by the CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $45,000 at March 31, 2008.

NOTE 6 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the three months ended March 31, 2008 and 2007, an aggregate of $76,802 and $158,260 was charged to interest expense, respectively.

As reflected on the balance sheet at March 31, 2008 and December 31, 2007, the note value, net of discount, was $793,234, and $2,059,433, respectively. As of March 31, 2008, $1,343,000 of principal was converted into common stock.

Future principal payments under the 10% convertible notes payable as of March 31, 2008 for the next year in the aggregate is:

Year ending	Amount
March 31, 2009	$813,000

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

During the three months ended March 31, 2008, the Company has raised a gross amount of $50,000 from these promissory As of March 31, 2008, a total of $25,000 of the 10% short term promissory notes have been repaid. For the three months ended March 31, 2008, an aggregate of $11,623 was charged to interest expense.

As reflected on the balance sheet at March 31, 2008 and December 31, 2007, the note value, was $500,000 and $475,000, respectively.

NOTE 8 - DUE TO/FROM STOCKHOLDERS

At March 31, 2008 and December 31, 2007, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $150,719 and $45,719, respectively, for working capital advances made to the Company. For the three months ended March 31, 2008 and 2007, interest expense was charged in the amounts of $13,377 and $15,919, respectively. At March 31, 2008 and December 31, 2007, $166,236 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $14,284 as of March 31, 2008 for travel expenses and legal fees incurred on behalf of the Company. Additionally, at March 31, 2008, Brian O’Connor, a shareholder and director, is owed $2,832 for travel expenses incurred on behalf of the Company.

At March 31, 2008 and December 31, 2007, $250,276 and $170,683, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Joseph Carrizzo, the Company’s former President, and Mr. O’Connor. A total of $34,432 was owed to Mr. Bozsnyak at March 31, 2008 as equity compensation per his employment agreement.

At March 31, 2008 and December 31, 2007, the Company owed $0 and $4,366 to the chairman of the audit and compensation committees, who is a shareholder.

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

On January 3, 2008, the Company issued 1,250,000 shares of the Company’s restricted common stock as bonuses to employees and directors and are valued at $162,500.

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

On February 28, 2008, the Company, through a private sale, sold 714,286 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $100,000.

On March 10, 2008, the Company, through a private sale, sold 128,571 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $18,000.

On March 14, 2008, the Company, through a private sale, sold an aggregate of 714,286 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $100,000.

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

On March 31, 2008, the Company issued 83,333 shares of the Company’s restricted common stock upon the conversion of $10,000 of the Company’s 10% convertible notes.

As of March 31, 2008 the company issued 133,002 shares of the Company’s restricted common stock as payment in kind for interest due for the months of December 2007, January 2008 and February 2008 on the Company’s 10% convertible notes.

Warrants:

During 2003, as part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to December 31, 2008. The exercise price of the Class A Warrant was lowered from $0.985 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $2.285 to $0.17 per share of our common stock. All other terms and conditions of the Warrants remained the same. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004. On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to July 31, 2008. The exercise price of the Class A Warrant was lowered from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $1.50 to $0.22 per share of our common stock. All other terms and conditions of the Warrants remained the same. The Company will file a Post-Effective Amendment No. 9 to its Registration Statement on Form S-2 (“Post-Effective Amendment”). The amended exercise price will become effective upon the date on which the Securities and Exchange Commission declares the Post-Effective Amendment.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit.

For the three months ended March 31, 2008, 1,331,811 of warrants were exercised for total proceeds of approximately $109,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

Legal Proceedings

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

Several motions and affidavits have been filed by both parties. Subsequent to the balance sheet date, the Company and Mr. Carrizzo have been negotiating a settlement and both parties have agreed in principal to terms of settlement. However, as of the date of this filing, the final settlement agreement has not been signed.

NOTE 11 - SUBSEQUENT EVENTS.

On May 16, 2008, Ms. Erica Zalbert joined our management team as our new Chief Financial Officer replacing Mr. John Caruso, as filed with our Form 8-K filed on May 20, 2008.

Item 2. Management's Discussion and Analysis.

The following is a discussion of our results of operations and current financial position. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include SearchHelp, Inc. and its consolidated subsidiaries.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $897,278 and $1,318,246 for the three months ended March 31, 2008 and 2007, respectively. In addition, the Company has negative working capital of $2,467,964 and an accumulated deficit of $18,059,797 at March 31, 2008.

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

The Company has been successful in raising financing from equity and debt transactions. During the three months ended March 31, 2008, the Company raised approximately $327,000 from the private placement of common stock and warrants. A total of $1,343,000 of the 10% short term promissory notes have been repaid or converted into the Company’s Common Stock.

During the first quarter of 2008, the Company focused on four primary operating priorities:

•
Product Design and Delivery. We continue to improve and enhance the functionality of our Sentry software. On February 1, 2008 the Company released the latest version of its Sentry Product which was totally rebuilt during 2007. With the new rebuilt Sentry product, our technical staff has identified several new products and services that the Company plans to launch during 2008. These new products will broaden the Company’s product line and customer base.

We repackaged the new Sentry product and created additional products versions, each having a different price point. We are reintroducing the Sentry product to non-consignment retailers.

The Company recently announced its intent to commercialize a technology developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape.

•
Establish and Enhance Sales and Distribution Channels. In October 2007, we signed a sales and distribution agreement with Celltec Limited (“Celltec”) to deliver Sentry products throughout the United Kingdom, Scotland, and the Republic of Ireland. Celltec is aggressively pursuing distribution and sales agreements and is in discussions with several other foreign retailers to carry the Company’s software products in 2008 to further create an overseas demand.

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

Additionally, we continue to actively seek affinity partners to promote and distribute our software products through national faith based and civic organizations, education channels and charitable organizations. In addition, the Company is beginging various online distribution programs geared to increase users, generate higher conversions, and to test various online pricing strategies.

•
Raising Awarness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company has been pursuing OEM relationships, radio and television ads, infomercial and other promotional videos, increasing product give-aways, and increasing the level of direct mail and Internet advertising.

•
Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the three months ended March 31, 2008, the Company raised approximately $327,000 from the private placement of common stock and warrants. A total of $1,343,000 of the 10% short term promissory notes have been repaid or converted into the Company’s Common Stock. See - Liquidity and Capital Resources.

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2008 and 2007

During the first quarter of 2008, the Company had revenues of $83,872, net of discounts, from sales of software products.  The cost of these sales totaled $31,863.  Gross profit was $52,009.  The Company’s net loss was $897,278, of which $720,808 was the loss from operations.

Revenue for the three months ended March 31, 2008 and 2007 was $83,872 and $54,704, respectively, an increase of $29,168 and is reflective of the Company’s increased distribution channels for its software product line. Accordingly, gross profit increased $ 16,709 for the three months ended March 31, 2008 from the comparable period of the prior year as a result of the higher margins generated by the sale of software products.

The Company’s compensation costs decreased for the year three months ended March 31, 2008 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $442,149 and $474,351 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $32,203 which is attributable to a decrease in salaries, payroll taxes and related benefits as a result of a reduction in headcount from the comparable period of the prior year.

Depreciation and amortization expense decreased by $85,976, for the three months ended March 31, 2008 from the comparable period of the prior year. The decrease in depreciation and amortization reflects the Company’s write off of intangible assets at December 31, 2007.

Interest expense for the three months ended March 31, 2008 and 2007 was $129,856 and $304,161, respectively, a decrease of $174,305. This decrease in interest expense is a result of the decrease in the aggragate total of convertible notes and bridge notes outstanding due to noteholders converting debt into Company stock. Convertible notes and bridge notes outstanding totaled $1,293,234 and $2,950,000 at March 31, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $77,000 and $158,000 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $81,000. Additionally, included in interest expense, for the three months ended March 31, 2007, is approximately $61,000 of amortization of the discount related to the Company’s 10% short term promissory notes. There was no similar activity for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.

Since inception, the Company has not generated any significant cash flows from operations. At March 31, 2008, the Company had cash and cash equivalents of $40,524 and a working capital deficiency of $2,467,964. Net cash used in operating activities for the three months ended March 31, 2008 was $455,914. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the three months ended March 31, 2008 was $67,303 and is attributable to costs related to capitalized software development.

Net cash provided from financing activities was $558,920 for the three months ended March 31, 2008. Cash flow from financing activities was primarily derived from the sale of the Company’s sale of common stock and warrants approximating $327,000.

  During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of March 31, 2008, the Company raised a gross amount of $2,895,000 from the offerings. As of March 31, 2008, $2,082,000 principal amount of the 10% convertible notes was converted into common stock or repaid.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of March 31, 2008, the Company has raised a total gross amount of $785,000, from these notes. As of March 31, 2008, a total of $285,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

In the three months ended March 31, 2008, the Company sold an aggregate of 1,557,293 shares of its restricted common stock at an exercise price of $.14 per share, receiving proceeds totaling $218,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2008, the Company capitalized approximately $67,000 of software development costs. At December 31, 2007 the Company wrote off approximately $271,000 of unamortized prior software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2008 and 2007 was $0 and $77,658, respectively.

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

Other Accounting Policies:

Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with SEC for a listing if all such accounting principles.

Item 3. Market Risk

Internet technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on the continuing development of our technologies and products. There is no assurance that the Company will be able to keep pace with technological advances or that our products will not become obsolete. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

There is no assurance that the Company’s intent to commercialize its sentiment analysis technology will scale and there can be no assurance that others might not already have this technology or enter this market and gain significant market share.

Item 4T. Controls and Procedures.

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2008 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2008, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Several motions and affidavits have been filed by both parties. Subsequent to the balance sheet date, the Company and Mr. Carrizzo have been negotiating a settlement and both parties have agreed in principal to terms of settlement. However, as of the date of this filing, the final settlement agreement has not been signed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2008, the Company, through a private sale, sold 714,286 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $100,000.

On March 10, 2008, the Company, through a private sale, sold 128,571 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $18,000.

On March 14, 2008, the Company, through a private sale, sold an aggregate of 714,286 shares of its common stock at an exercise price of $.14 per share and received net proceeds of $100,000.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

99.1 Report on Form 8-K as filed with the SEC on May 14, 2008.

99.2 Report on Form 8-K as filed with the SEC on May 20, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc. (Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Chief Financial Officer

Date: May 19, 2008