Form 10-Q
period 2008-06-30
SEARCHHELP INC
filed 2008-08-13
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The outstanding number of the issuer's common stock, par value $.0001, as of August 12, 2008 is 66,893,410 shares.

SEARCHHELP, INC. AND SUBSIDIARIES

I N D E X

Page No.
PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements:

Consolidated Balance Sheets as at June 30, 2008 (Unaudited) and
December 31, 2007	2-3

Consolidated Statements of Operations
For the Six and Three months ended June 30, 2008 (Unaudited) and 2007 (Unaudited - Restated)	4

Consolidated Statements of Cash Flows
For the Six months ended June 30, 2008 (Unaudited) and 2007 (Unaudited - Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -14

ITEM 2 - Management’s Discussion and Analysis or Plan of Operation	15-19

ITEM 3 - Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4T -Controls and Procedures	20

PART II:

Item 1 - Legal Proceedings	20
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 - Defaults upon Senior Securities	21
Item 4 - Submission of Matters to A Vote of Securities Holders	22
Item 5 - Other Information	22
Item 6 - Exhibits	22
Signature Page	22

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current assets:
Cash	$304	$4,821
Accounts receivable less allowance for doubtful accounts
of $134,181 and $99,303, respectively	30,402	89,049
Inventories	208,164	248,148
Prepaid expenses	15,963	5,409
Total current assets	254,833	347,427

Property and equipment - net	161,424	155,726

Other assets:
Capitalized software costs, less amortization of $8,715 and $0, respectively	58,588	-
Deferred finance costs, less amortization of $318,474 and $262,991, respectively	17,365	67,348
Security deposit	13,454	13,454
Intangible assets	38,627	-

Total other assets	128,034	80,802

Total assets	$544,291	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current liabilities:
Note payable - bank	$54,023	$54,697
Current portion of long term debt and capital leases	55,701	42,788
Current portion of 10% convertible notes payable - net of
discount of $1,670 and $96,567, respectively	811,330	2,059,433
Short term bridge notes payable	525,000	475,000
Due to executive stockholders	784,873	397,877
Due to affiliates	47,671	47,907
Accounts payable	685,053	627,162
Accrued expenses	323,734	114,525
Total current liabilities	3,287,385	3,819,389

Other liabilities:

Obligations under capital lease, net of current portion	88,722	95,600
Note payable - equipment, net of current portion	11,595	12,405
Deferred rent	9,638	9,778
Total liabilities	3,397,340	3,937,172

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares
issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares issued and outstanding -66,893,410 and 45,139,182
shares, respectively	6,689	4,517
Additional paid-in capital	16,341,347	13,804,695
Accumulated deficit	(19,201,175)	(17,162,519)
Total stockholders' deficit	(2,853,049)	(3,353,217)

Total liabilities and stockholders' deficit	$544,291	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited-Restated)	(Unaudited)	(Unaudited-Restated)
Revenues
Software, net	$92,092	$73,145	$8,220	$18,441
Total Revenues	92,092	73,145	8,220	18,441

Cost of Sales
Software	36,597	34,337	4,734	14,933
Total Cost of Sales	36,597	34,337	4,734	14,933

Gross Profit	55,495	38,808	3,486	3,508

Operating expenses:
Selling	70,835	142,155	29,292	62,690
Web site costs	65,571	83,408	33,534	57,038
General and administrative	1,648,489	1,600,008	963,551	832,853
Depreciation and amortization	39,330	172,154	25,031	71,879
Total operating expenses	1,824,225	1,997,725	1,051,408	1,024,460

Loss from operations	(1,768,730)	(1,958,917)	(1,047,922)	(1,020,952)

Other Expenses
Interest	197,767	553,013	67,911	248,852
Interest - related party	4,696	31,691	2,942	15,772
Other (income) expenses	11,980	(24,544)	-	(23,882)
Amortization of deferred financing costs	55,483	93,581	22,603	32,718

Total other expenses	269,926	653,741	93,456	273,460

Net loss	$(2,038,656)	$(2,612,658)	$(1,141,378)	$(1,294,412)

Per share data
Loss per share-basic and diluted	$(0.03)	$(0.07)	$(0.02)	$(0.03)

Weighted average number of shares outstanding
basic and diluted	60,580,860	38,324,701	64,586,012	38,405,198

See notes to consolidated unaudited financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from operating activities:
Net loss	$(2,038,656)	$(2,612,658)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deferred revenue	-	21,029
Stock and options issued for services	57,300	104,270
Stock issued for debt service	-	82,446
Stock issued for interest	46,495	-
Stock issued for legal settlement	165,750	-
Compensatory element of stock options	418,203	318,458
Depreciation	30,615	13,419
Amortization of deferred financing costs	55,483	93,581
Amortization of software development costs	8,715	126,269
Amortization of intangible assets	-	32,467
Amortization of beneficial conversion feature	37,700	150,415
Amortization of debt discount	57,198	239,048
Bad debt expense	34,878	-
Write off of consignment inventory	11,980	-
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	23,770	25,174
Inventories	28,004	(29,083)
Prepaid expenses and other assets	(16,054)	(30,033)
Deferred rent	(140)	670
Accounts payable and accrued expenses	267,098	(95,212)
Total adjustments	1,226,995	1,052,918

Net cash used in operating activities	(811,661)	(1,559,740)

Cash flows from investing activities:
Equipment purchases	-	(7,020)
Capitalized software costs	(67,303)	-
Net cash used in investing activities	(67,303)	(7,020)

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from financing activities:
Net borrowings from stockholders	386,997	164,585
Payment of due to affiliates	(237)	(1,008)
Proceeds from warrants exercised in relation to convertible notes payable	114,796	-
Net proceeds from (payments of) bridge notes payable	75,000	(165,000)
Payments of note payable - equipment	(1,960)	(1,512)
Payments under capital lease	(22,579)	(7,418)
Payments of notes payable - bank	(1,070)	(30,000)
Proceeds from sale of securities	323,500	1,550,000
Net cash provided by financing activities	874,447	1,509,647

Net increase in cash	(4,517)	(57,113)

Cash at beginning of period	4,821	129,435

Cash at end of period	$304	$72,322

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$6,635	$69,608

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$-	$35,000
Computer equipment under capital lease	$36,811	$-
Stock issued for acquisition of Company	$39,000
Warrants issued in relation to convertible notes payable	$1,343,000	$20,000
Common stock and options issued for services	$57,300	$104,270
Common stock in connection with bridge note payable	$30,813	$3,870
Issuance of restricted stock related to bridge note payable	$5,000	$-

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 - PLAN OF ORGANIZATION.

Nature of Business:

SearchHelp, Inc. develops software services committed to real-time online protection and family safety. The Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities. The Company, through the newly acquired Echometrix division, also offers technology to corporations, within various verticals, to help management analyze real-time, natural language express and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

Presentation of Financial Statements:

SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,038,656 and $2,612,658 for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company has negative working capital of $3,032,552 and an accumulated deficit of $19,201,175 at June 30, 2008.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new Echometrix division. The Company has spent part of 2007 and the first six months of 2008 developing the Echometrix Technology. The remainder of 2008 will be spent signing beta users and prepare for Echometrix version 2.0 which is expected to be completed early in Q1 2009. At that time, the Company believes that Echmotrix will be in a position to generate significant revenue. (See Note 5).

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the six months ended June 30, 2008, the Company raised approximately $538,000 from the private placement of common stock and warrants and issuance of short term bridge notes payable, and a total of $1,343,000 of the 10% short term promissory notes have been converted into common stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 15, 2008. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - RESTATEMENT OF JUNE 30, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the six months ended June 30, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis. The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $80,381, decrease deferred revenue by $25,764, decrease prepaid expenses by $ 3,984, decrease accrued expenses by $10,485, and increase accumulated deficit by $22,900 as of June 30, 2007. The restatement decreases previously reported revenue by $54,617 and decreases cost of goods sold by $ 29,396 for the six months ended June 30, 2007. The impact on net loss was an increase of $22,900 for the six months ended June 30, 2007. The restatement increases previously reported revenue by $123,628 and decreases cost of goods sold by $2,320 for the three months ended June 30, 2007. The impact on net loss was a decrease of $125,949 for the three months ended June 30, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2008 and 2007 have been excluded from the per share computations:

	June 30,
	2008	2007
2004 Stock Plan Options	1,150,000	1,450,000
Non ISO Stock Options	7,012,489	7,332,500
Convertible Preferred Stock	9,012,370	6,053,400
Convertible Notes Payable	5,807,143	7,187,500
Warrants	9,824,684	11,898,284

(b) Recent Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commision (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

As a result of the adoption of FAS 123(R), the Company's results for the six months ended June 30, 2008 and 2007 include share-based compensation expense totaling approximately $110,000 and $279,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2008 and 2007 the assumptions made in calculating the fair values of options are as follows:

	For the
	Six Months Ended
	June 30,2008	June 30, 2007
Expected term (in years)	5	5
Expected volatility	89.23%-92.44%	87.38%-89.54%
Expected dividend yield	0%	0%
Risk-free interest rate	3.47%-4.26%	4.50%-5.26%

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

Stock compensation expense related to non-employee options was approximately $39,000 for six months ended June 30, 2008 and 2007, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no employee stock options granted during the three months ended June 30, 2008 and 2007. On April 21, 2008, there were 1,500,000 of options granted, 250,000 options to each of the 5 members of the new advisory board. The options vest ratably over a three year period and expire five years from the grant date. Each grant under the Black-Scholes calculation was an exercise price of $0.15, volatility of 92.44%, $0 dividend yield and a risk free rate of 3.71%. A total of $165,000 was recorded to deferred compensation as of June 30, 2008 with a corresponding credit to additional paid in capital.

The following table represents our stock options exercised, and forfeited during the six months ended June 30, 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2008	9,733,157	$0.36	2.6661	$0
Granted	1,500,000	$0.15	4.8110	0
Exercised	0	0
Forfeited/expired	3,570,000	0.31	0.0000	0

Outstanding at June 30, 2008	7,663,157	$0.48	3.4302	$0

Exercisable at June 30, 2008	7,091,187	$0.41	2.5587	$0

As of June 30, 2008, there was $513,711 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 5 - INTANGIBLES

In April of 2008, the Company purchased all of the stock of Echometrix Inc., in exchange for 300,000 shares of the Company’s common stock. The acquisition resulted in $373 of cash, and the difference between the purchase price and the net assets acquired was recorded as an intangible asset of approximately $38,627. (See Note 1).

NOTE 6 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the six months ended June 30, 2008 and 2007, an aggregate of $94,897 and $158,260 was charged to interest expense, respectively.

As reflected on the balance sheet at June 30, 2008 and December 31, 2007, the note value, net of discount, was $811,330, and $2,059,433, respectively. As of June 30, 2008, $1,343,000 of principal was converted into common stock.

Future principal payments under the 10% convertible notes payable as of June 30, 2008 for the next year in the aggregate is:

Year ending	Amount
June 30, 2009	$813,000

NOTE 7 - SHORT TERM BRIDGE NOTES PAYABLE

On October 31, 2006, the Company began a private placement to accredited investors of 10% short term promissory notes.  These notes are payable the earlier of one year from the issue date or when the Company raises a certain minimum amount in its next qualified financing as defined.  The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders received restricted shares of the Company's common stock equal to the face value of their note.  Additionally, these notes are secured by a pledge of the Company's common stock owned by its Chief Executive Officer.

During the six months ended June 30, 2008, the Company has raised a gross amount of $100,000 from these promissory notes.  As of June 30, 2008, a total of $25,000 of the 10% short term promissory notes have been repaid in cash, and $25,000 of principal was converted into the Company's common stock.  For the first six months ended June 30, 2008, an aggregate of $34,420 was charged to interest expense.

As reflected on the balance sheet at June 30, 2008 and December 31, 2007, the note value was $525,000 and $475,000 respectively.

NOTE 8 - DUE TO EXECUTIVE STOCKHOLDERS

At June 30, 2008 and December 31, 2007, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $162,719 and $45,719, respectively, for working capital advances made to the Company. For the six months ended June 30, 2008 and 2007, interest expense was charged in the amounts of $4,696 and $31,691, respectively. At June 30, 2008 and December 31, 2007, $157,149 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $20,748 as of June 30, 2008 for travel expenses, computer expenses and legal fees incurred on behalf of the Company. Additionally, at June 30, 2008, Brian O’Connor, a shareholder and director, is owed $4,745 for travel expenses incurred on behalf of the Company.

At June 30, 2008 and December 31, 2007, $379,074 and $170,683, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Supinsky, Mr. Caruso, and Mr. O’Connor. A total of approximately $51,000 was owed to Mr. Bozsnyak at June 30, 2008 as equity compensation per his employment agreement.

At June 30, 2008 and December 31, 2007, the Company owed $7,500 and $4,366 to the chairman of the audit and compensation committees, who is a shareholder.

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

On April 10, 2008, the Company, issued 1,753,847 shares of its common stock pursuant to a cashless warrant exercise, recording a $146,154 charge to stock compensation expense.

On April 17, 2008, the Company, through a private sale, issued 50,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On May 12, 2008, the Company, through a private sale, sold 142,857 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $20,000.

On May 14, 2008, the Company issued 300,000 shares of its common stock as part of the purchase of Echometrix, Inc. (See Note 5) and recorded the net purchase price as an intangible asset.

On May 20, 2008, the Company, through a private sale, sold 500,000 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $70,000.

On May 28, 2008, the Company, issued 1,275,000 shares of its restricted common stock as part of a legal settlement (See Note 10) and recorded a corresponding charge to the statement of operations of $165,750.

On June 9, 2008, the Company, through a private sale, sold 71,429 shares of its restricted common stock at aprice of $.14 per share and received net proceeds of $10,000.

On June 17, 2008, the Company issued 238,675 shares of the Company’s common stock upon the conversion of $25,000 of the Company’s 10% convertible notes and accrued interest of approximately $6,000.

On June 30 2008, the Company, through a private sale, sold 41,429 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $5,800.

As of June 30, 2008 the Company issued 244,346 shares of the Company’s restricted common stock as payment in kind for interest due from December 2007 through June 2008 on the Company’s 10% convertible notes.

Warrants:

During 2003, as part of its initial sale of its securities to the public, the Company sold Class A warrants, exercisable for five years, to acquire 2,474,000 common shares at $0.75 per share and Class B warrants, exercisable for seven years, to acquire 2,474,000 common shares at $1.75 per share. As additional compensation to the placement agent who placed the Company’s securities, the agent and its designees received rights to acquire 247,000 units of the Company’s securities for $0.985 each for five years. Each unit is comprised of one share of common stock, a warrant to acquire one share of common stock at $0.985 and another warrant to acquire a common share at $2.285 per share. On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to December 31, 2008. The exercise price of the Class A Warrant was lowered from $0.985 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $2.285 to $0.17 per share of our common stock. All other terms and conditions of the Warrants remained the same. Warrants to acquire 172,800 shares of the Company’s common stock at $0.30 per share were issued to a placement agent exercisable for five years as part of his compensation for his services in the Company’s private placement of its securities in 2004. On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to July 31, 2008. The exercise price of the Class A Warrant was lowered from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $1.50 to $0.22 per share of our common stock. All other terms and conditions of the Warrants remained the same and became effective on June 11, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit.

For the six months ended June 30, 2008, 1,331,811 of warrants were exercised for total proceeds of approximately $109,000.

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

    On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company's restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo.  Mr. Carrizzo turned in and the Company terminated 3,270,000 options as part of the settlement.  A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid.  If the Company raises $500,000 in additional equity financing in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo.  If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made.  The common shares payment was delivered in two stock certificates on May 28, 2008.  The first 625,000 shares issued are restricted until such time as when the Company files a registration statement that is declared effective by the SEC.  The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

Charles Davis

    On May 23, 2008, the Company responded to a letter dated May 22, 2008 and sent a notification to return all personal and intellectual property belonging to the Company from the the former Chief Technology Officer, Charles Davis.  The Company maintains that Mr. Davis has no independent rights or clams to use technology owned and developed by SearchHelp, Inc and Echometrix.  The Company maintains that Mr. Davis is in violation of his confidentiality obligations and has demanded all records, software and data owned by SearchHelp, Inc and subsidiaries to be returned to the Company immediately.

NOTE 11 - SUBSEQUENT EVENTS.

On July 11, 2008 the Company issued 70,000 shares of its restricted common stock as a result of a promissory note issued and received net proceeds of $35,000.

On of July 25, 2008 the Company issued 400,000 shares of its restricted common stock as a result of a promissory note issued and received net proceeds of $200,000.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,038,656 and $2,612,658 for the six months ended June 30, 2008 and 2007, respectively. In addition, the Company has negative working capital of $3,032,552 and an accumulated deficit of $19,201,175 at June 30, 2008.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, focusing on on-line sales of the parental control software, and concentrating on the new Echometrix division.

The Company has been successful in raising financing from equity and debt transactions. During the six months ended June 30, 2008, the Company raised approximately $538,000 from the private placement of common stock and warrants, and issuance of short term bridge notes payable. A total of $1,343,000 of the 10% short term promissory notes have been converted into the Company’s Common Stock.

During the six month period ending June 30, 2008, the Company focused on three primary operating priorities:

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

We repackaged the new Sentry product and created additional products versions, each having a different price point. We are reintroducing the Sentry product to non-consignment retailers.  In addition, the Company will launch numerous online sales campaigns for back to school through the end of this fiscal year.  The Company has not, up until this point, concentrated resources to online sales.  Management believes that its new online campaign scheduled to start in late August will show an improvement in sales.

The Company recently announced its intent to commercialize its Echometrix technology developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape.

The Company also recently announced the formation of an advisory board for the Echometrix division, with six industry experts that will be instrumental to validate the new technology, as well as assist in identifying various channels to commercialize this product.

•
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company has been pursuing OEM relationships, radio and television ads, infomercial and other promotional videos, increasing product give-aways, and increasing the level of direct mail and Internet advertising.

•
Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the six months ended June 30, 2008, the Company raised approximately $538,000 from the private placement of common stock and warrants, and issuance of short term bridge notes payable. A total of $1,343,000 of the 10% short term promissory notes have been converted into the Company’s Common Stock. See - Liquidity and Capital Resources.

Results of Operations

Comparison of the Results for the Three Months Ended June 30, 2008 and 2007

During the second quarter of 2008, the Company had revenues of $8,220, net of discounts, from sales of software products.  The cost of these sales totaled $4,734 and the gross profit was $3,486.  The Company’s net loss was $1,141,378, of which $1,047,922 was the loss from operations.

Revenue for the three months ended June 30, 2008 and 2007 was $8,220 and $18,441, respectively, a decrease of $10,221 and is reflective of the Company’s focus to on-line sales in the current period, compared to various distribution channels for its software product line in the comparative prior period. Accordingly, gross profit increased as a percentage by 23% due to the Company’s focus on more on-line sales in the current period, resulting in lower cost of sales such as commissions and freight for the three months ended June 30, 2008 from the comparable period of the prior year.

The Company’s compensation costs increased for the three months ended June 30, 2008 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $785,953 and $402,300 for the three months ended June 30, 2008 and 2007, respectively, an increase of $383,653 which is primarily attributable to the legal settlement with the Company’s former President of $315,000 in May of 2008. Offsetting the increase in compensation costs was a decrease in legal fees of approximately $139,000 from the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The remaining decrease was attributable to the Company's overall effort to reduce costs.

Depreciation and amortization expense decreased by $46,848, for the three months ended June 30, 2008 from the comparable period of the prior year. The decrease in depreciation and amortization reflects the Company’s write off of intangible assets at December 31, 2007.

Interest expense for the three months ended June 30, 2008 and 2007 was $67,911 and $248,852, respectively, a decrease of $180,941. This decrease in interest expense is a result of the decrease in the aggragate total of convertible notes and bridge notes outstanding due to noteholders converting debt into Company stock. Convertible notes and bridge notes outstanding totaled $813,000 and $2,950,000 at June 30, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $18,000 and $165,000 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $147,000.

Comparison of the Results for the Six Months Ended June 30, 2008 and 2007

During the first half of 2008, the Company had revenues of $83,872, net of discounts, from sales of software products.  The cost of these sales totaled $36,597.  Gross profit was $55,495.  The Company’s net loss was $2,038,656, of which $1,768,730 was the loss from operations.

Revenue for the six months ended June 30 2008 and 2007 was $92,092 and $73,145, respectively, an increase of $18,947 and is reflective of the Company’s sale in the current period to an overseas distributor for approximately $50,000. The remaining sales in the current period were on-line sales of the Company’s software product line, whereas the prior comparative period ended June 30, 2007 were primarily attributable to sales of the product line through various distribution channels. Accordingly, gross profit increased $16,687 for the six months ended June 30, 2008 from the comparable period of the prior year as a result of the higher margins generated by the sale of software products, and a greater focus on on-line sales in the current period.

The Company’s compensation costs increased for the six months ended June 30, 2008 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $1,227,825 and $876,652 for the six months ended June 30, 2008 and 2007, respectively, an increase of $351,173 which is directly attributable to the legal settlement of $315,000 with the Company’s former President. Offsetting the compensation increase is a decrease in legal, consulting and software development costs of approximately $267,000 from the six months ended June 30, 2008 compared to the prior six months ended June 30, 2007. This was a result of the company’s defense of several legal proceedings in 2007.  The remaining decrease is a result of the Company's overall effort to reduce costs.

Depreciation and amortization expense decreased by $132,934, for the six months ended June 30, 2008 from the comparable period of the prior year. The decrease in depreciation and amortization reflects the Company’s write off of intangible assets at December 31, 2007.

Interest expense for the six months ended June 30, 2008 and 2007 was $197,767 and $553,013, respectively, a decrease of $355,246. This decrease in interest expense is a result of the decrease in the aggregate total of convertible notes and bridge notes outstanding due to noteholders converting debt into Company stock. Convertible notes and bridge notes outstanding totaled $813,000 and $2,950,000 at June 30, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $95,000 and $324,000 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $229,000. Additionally, included in interest expense, for the six months ended June 30, 2007, is approximately $65,000 for amortization of the discount related to the Company’s 10% short term promissory notes.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.

Since inception, the Company has not generated any significant cash flows from operations. At June 30, 2008, the Company had cash and cash equivalents of $304 and a working capital deficiency of $3,032,552. Net cash used in operating activities for the six months ended June 30, 2008 was $811,661. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the six months ended June 30, 2008 was $67,303 and is attributable to costs related to capitalized software development.

Net cash provided from financing activities was $874,447 for the six months ended June 30, 2008. Cash flow from financing activities was primarily derived from the sale of the Company’s sale of common stock and warrants, and issuance of short term bridge notes payable approximating $538,000.

   During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of June 30, 2008, the Company raised a gross amount of $2,895,000 from the offerings. As of June 30, 2008, $2,082,000 principal amount of the 10% convertible notes was converted into common stock or repaid.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its Chief Executive Officer. As of June 30, 2008, the Company has raised a total gross amount of $785,000, from these notes. As of June 30, 2008, a total of $310,000 of the 10% short term promissory notes have been repaid or converted into preferred stock.

                During the six months ended June 30, 2008, the Company sold an aggregate of 2,321,579 shares of its restricted common stock at a price of $.14 per share, receiving proceeds totaling $324,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2008, the Company capitalized approximately $67,000 of software development costs. At December 31, 2007 the Company wrote off approximately $271,000 of unamortized prior software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six months ended June 30, 2008 and 2007 was $8,715 and $126,269, respectively.

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

Other Accounting Policies:

Refer to the Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with SEC for a listing of all such accounting principles.

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

Item 4T. Controls and Procedures.

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)  Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2008, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

  On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company's restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo.  Mr. Carrizzo turned in and the Company terminated 3,270,000 options as part of the settlement.  A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid.  If the Company raises $500,000 in additional equity financing in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo.  If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made.  The common shares payment was delivered in two stock certificates on May 28, 2008.  The first 625,000 shares issued are restricted until such time as when the Company files a registration statement that is declared effective by the SEC.  The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2008, the Company, through a private sale, issued 50,000 shares of its restricted common stock as a result of a promissory note issued for net proceeds of $50,000.

On May 12, 2008, the Company, through a private sale, sold 142,857 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $20,000.

On May 20, 2008, the Company, through a private sale, sold 500,000 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $70,000.

On June 9, 2008, the Company, through a private sale, sold 71,429 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $10,000.

On July 11, 2008 the Company issued 70,000 shares of its restricted common stock as a result of a promissory note issued and received net proceeds of $35,000.

On July 25, 2008 the Company issued 400,000 shares of its restricted common stock as a result of a promissory note issued and received net proceeds of $200,000.

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

Date: August 13, 2008