Form 10-Q
period 2008-09-30
SEARCHHELP INC
filed 2008-11-14
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Issuer's telephone number, including area code (516) 802-0223

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of November 14, 2008 is 67,951,255 shares.

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as at September 30, 2008 (Unaudited) and
December 31, 2007	2–3

Consolidated Statements of Operations
For the Nine and Three months ended September 30, 2008 (Unaudited) and 2007 (Unaudited – Restated)	4

Consolidated Statements of Cash Flows
For the Nine months ended September 30, 2008 (Unaudited) and 2007 (Unaudited – Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -15

ITEM 2 – Management’s Discussion and Analysis or Plan of Operation	16-19

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	21

ITEM 4T –Controls and Procedures	22

PART II:

Item 1 – Legal Proceedings	23
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 – Defaults upon Senior Securities	23
Item 4 – Submission of Matters to A Vote of Securities Holders	24
Item 5 - Other Information	24
Item 6 – Exhibits	24
Signature Page	24

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$10,857	$4,821
Accounts receivable less allowance for doubtful accounts of $73,657 and $99,303, respectively	-	89,049
Inventories	-	248,148
Prepaid expenses	11,224	5,409
Total current assets	22,081	347,427

Property and equipment - net	144,939	155,726

Other assets:
Capitalized software costs, less amortization of $14,324 and $0, respectively	52,979	-
Deferred finance costs, less amortization of $330,339 and $262,991, respectively	-	67,348
Security deposit	13,454	13,454
Intangible assets, less amortization of $19,313 and $0, respectively	19,313	-

Total other assets	85,746	80,802

Total assets	$252,766	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Note payable - bank	$51,734	$54,697
Current portion of long term debt and capital leases	52,054	42,788
Current portion of 10% convertible notes payable - net of discount of $0 and $96,567, respectively	768,000	2,059,433
Short term bridge notes payable, net of discount of $25,260 and $0, respectively	734,740	475,000
Subscription payable	80,000	-
Due to executive stockholders	899,544	397,877
Due to affiliates	-	47,907
Accounts payable	481,925	627,162
Accrued expenses	342,424	114,525
Total current liabilities	3,410,421	3,819,389

Other liabilities:

Obligations under capital lease, net of current portion	73,507	95,600
Note payable - equipment, net of current portion	11,878	12,405
Deferred rent	9,568	9,778
Total liabilities	3,505,374	3,937,172

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares - issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares - issued and outstanding - 67,809,642 and 45,139,182, respectively	6,801	4,517
Additional paid-in capital	16,526,614	13,804,695
Accumulated deficit	(19,786,113)	(17,162,519)
Total stockholders' deficit	(3,252,608)	(3,353,217)

Total liabilities and stockholders' deficit	$252,766	$583,955

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited-Restated)	(Unaudited)	(Unaudited-Restated)
Revenues
Software, net	$96,907	$133,418	$4,815	$60,273
Total Revenues	96,907	133,418	4,815	60,273

Cost of Sales
Software	40,109	76,907	3,512	42,571
Write off of Inventory	219,669	-	207,689	-
Total Cost of Sales	259,778	76,907	211,201	42,571

Gross (Loss) Profit	(162,871)	56,511	(206,386)	17,702

Operating expenses:
Selling	75,132	266,392	4,297	124,237
Web site costs	81,286	131,684	15,715	48,276
General and administrative	1,911,985	2,221,295	263,496	621,287
Depreciation and amortization	138,241	288,017	98,911	115,863
Total operating expenses	2,206,644	2,907,388	382,419	909,663

Loss from operations	(2,369,515)	(2,850,877)	(588,805)	(891,961)

Other Expenses
Interest	240,176	810,051	42,409	257,037
Interest - related party	7,647	43,518	2,951	11,827
Other (income)	(61,092)	(24,871)	(61,093)	(327)
Amortization of deferred financing costs	67,348	133,477	11,868	39,896

Total other expenses	254,079	962,175	(3,868)	308,433

Net loss	$(2,623,594)	$(3,813,052)	$(584,937)	$(1,200,394)

Per share data
Loss per share-basic and diluted	$(0.04)	$(0.10)	$(0.01)	$(0.03)

Weighted average number of shares outstanding basic and diluted	62,988,742	38,871,630	66,838,456	39,096,675

See notes to consolidated unaudited financial statements

 SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from operating activities:
Net loss	$(2,623,594)	$(3,813,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	-	40,542
Stock and options issued for services	57,300	122,270
Stock issued for debt service	61,587	130,345
Stock issued for legal settlement	165,750	-
Compensatory element of stock options	472,007	550,829
Depreciation	47,100	20,596
Amortization of deferred financing costs	67,348	133,477
Amortization of software development costs	14,324	178,825
Amortization of intangible assets	19,313	48,700
Amortization of beneficial conversion feature	37,074	233,910
Amortization of debt discount	59,493	333,546
Amortization of discount on bridge notes payable	57,503
Gain on extinguishment of loan to affiliate	(47,907)	-
Write off of inventory	219,669	-
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	114,695	(44,312)
Allowance for doubtful accounts	(25,646)	-
Inventories	28,479	11,732
Prepaid expenses and other assets	(5,815)	(46,670)
Deferred rent	(210)	1,005
Accounts payable and accrued expenses	71,131	77,129
Total adjustments	1,413,191	1,791,924

Net cash used in operating activities	(1,210,403)	(2,021,128)

Cash flows from investing activities:
Cash received from acquisition of Echometrix	373	-
Equipment purchases	-	(9,192)
Capitalized software costs	(67,303)	-
Net cash used in investing activities	(66,930)	(9,192)

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited - Restated)
Cash flows from financing activities:
Net borrowings from stockholders	513,200	51,227
Payment of due to affiliates	-	(11,314)
Proceeds from warrants exercised in relation to convertible notes payable	114,796	-
Proceeds from subscription payable	80,000
Payments of convertible notes payable	-	(70,000)
Proceeds from bridge notes payable	335,000	-
Payments of bridge notes payable	(25,000)	(190,000)
Payments of note payable - equipment	(644)	(2,443)
Payments under capital lease	(49,020)	(11,254)
Payments of notes payable - bank	(2,963)	-
Proceeds from sale of securities	318,000	2,150,000
Retirement of treasury stock	-	(10,000)
Net cash provided by financing activities	1,283,369	1,906,216

Net increase (decrease) in cash	6,036	(124,104)

Cash at beginning of period	4,821	129,435

Cash at end of period	$10,857	$5,331

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$6,635	$93,849

Supplemental Schedules of Noncash Investing and Financing Activities:
Bridge notes converted into preferred stock	$-	$35,000
Stockholder loans converted to common stock/preferred stock	$-	$550,500
Computer equipment under capital lease	$36,811	$71,914
Stock issued for acquisition of Company	$39,000
Warrants issued with convertible notes payable	$1,388,000	$20,000
Common stock and options issued for services	$57,300	$122,270
Issuance of stock for discount related to bridge note payable	$-	$3,870
Debt discount related to issuance of restricted stock	$64,582	$-
Warrants issued for debt issuance cost	$18,182	$-

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

September 30, 2008

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,623,594 and $3,813,052 for the nine months ended September 30, 2008 and 2007, respectively. In addition, the Company has negative working capital of $3,388,340 and an accumulated deficit of $19,786,113 at September 30, 2008.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new Echometrix division. The Company has spent part of 2007 and the first nine months of 2008 developing the Echometrix Technology. The remainder of 2008 will be spent signing beta users and further development for Echometrix version 2.0 which is expected to be completed early in 2009.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the nine months ended September 30, 2008, the Company raised approximately $848,000 from the private placement of common stock and warrants, and issuance of debt, and a total of $1,388,000 of the 10% short term promissory notes have been converted into common stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-KSB filed on April 15, 2008. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 - RESTATEMENT OF SEPTEMBER 30, 2007 FINANCIAL RESULTS:

The Company’s consolidated financial statements for the nine months ended September 30, 2007 have been restated to reflect the correction of revenue recognized in error on sales related to a distributor’s contract that contained return rights over and above the Company’s normal policy. The Company initially determined that these sales met FAS 48 and SAB 101 criteria. As a result of an exhaustive review of this particular distributor’s contract, the Company has determined that these sales do not meet the criteria set forth in the pronouncements and therefore revenue from these sales should not be recognized until the right of return expires concurrent with the sale to a third party, similar to a consignment basis. The impact of the restatement was to increase inventories by $25,215, decrease accounts receivable by $237,660, decrease deferred revenue by $95,064, decrease prepaid expenses by $ 10,497, decrease accrued expenses by $10,485, and increase accumulated deficit by $117,393 as of September 30, 2007. The restatement decreases previously reported revenue by $142,596 and decreases cost of goods sold by $ 25,204 for the nine months ended September 30, 2007. The impact on net loss was an increase of $117,393 for the nine months ended September 30, 2007. The restatement decreases previously reported revenue by $87,979 and increases cost of goods sold by $6,513 for the three months ended September 30, 2007. The impact on net loss was a decrease of $94,492 for the three months ended September 30, 2007.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2008 and 2007 have been excluded from the per share computations:

	September 30,
	2008	2007
2004 Stock Plan Options	1,150,000	1,450,000
Non ISO Stock Options	7,369,632	8,169,521
Convertible Preferred Stock	9,012,370	9,012,370
Convertible Notes Payable	5,485,714	7,012,500
Warrants	10,996,084	13,806,684

(b) Recent Accounting Pronouncements:

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3 Determining the Fair Value of a Financial Asset When Market for That Asset Is Not Active, which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active, it does not require any new fair value measurements. We do not expect FAS 157-3 to have a material impact on the preparation of our consolidated financial statements as the Company does not currently have any investments affected by this guidance.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1 for Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. We do not expect EITF 03-6-1 to have a material impact on the preparation of our consolidated financial statements as the Company does not currently issue affected payments.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2010, and this standard must be applied on a retrospective basis. We are evaluating the impact of the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

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

As a result of the adoption of FAS 123(R), the Company's results for the nine months ended September 30, 2008 and 2007 include share-based compensation expense totaling approximately $163,000 and $360,000, respectively, which have been included in the general and administrative expenses line item. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2008 and 2007 the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30,
	2008	2007
Expected term (in years)	5	5
Expected volatilty	89.23%-95.46%	86.26%-89.54%
Expected dividend yield	0%	0%
Risk-free interest rate	3.47%-4.26%	4.34%-5.26%

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

Stock compensation expense related to non-employee options was approximately $71,000 and $59,000 for nine months ended September 30, 2008 and 2007, respectively. These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no employee stock options granted during the three months ended September 30, 2008 and 2007. On April 21, 2008, there were 1,500,000 of options granted, 250,000 options to each of the 6 members of the new advisory board. The options vest ratably over a three year period and expire five years from the grant date. The Company utilizes the Black-Scholes calculation to value options granted. As of September 30, 2008, the Company recorded option expense amounting to $12,500 in connection with the options granted to the advisory board members.

The following table represents our stock options exercised, and forfeited during the nine months ended September 30, 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number	Price	Contractual
Stock Options	of Shares	per Share	Term
Outstanding at January 1, 2008	9,733,157	$0.36	2.6661
Granted	1,500,000	$0.15	4.5589
Exercised	-	-
Forfeited/expired	3,570,000	0.31	0.0000
Outstanding at September 30, 2008	7,663,157	$0.35	2.7339
Exercisable at September 30, 2008	7,156,682	$0.39	2.1872

As of September 30, 2008, there was $460,061 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 - INTANGIBLES

In April of 2008, the Company purchased all of the stock of Echometrix Inc., in exchange for 300,000 shares of the Company’s common stock. The acquisition resulted in $373 of cash, and the difference between the purchase price and the net assets acquired was recorded as an intangible asset, approximately $38,627. The Company is amortizing the intangible over a twelve month period. Total amortization for the nine months ended September 30, 2008 was $19,313. (See Note 1).

NOTE 6 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier, and are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings. The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values. The resulting discount is accreted over a two year period, the life of the note, using the effective interest method. If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method. For the nine months ended September 30, 2008 and 2007, an aggregate of $96,567 and $495,898 was charged to interest expense, respectively.

As reflected on the balance sheet at September 30, 2008 and December 31, 2007, the note value, net of discount, was $768,000, and $2,059,433, respectively. As of September 30, 2008, $1,388,000 of principal had been converted into common stock.

Future principal payments under the 10% convertible notes payable as of September 30, 2008 for the next year in the aggregate is:

Year ending	Amount
September 30, 2009	$768,000

As of September 30, 2008, the Company has failed to repay the outstanding amounts of the convertible notes due on the dates of their maturity.

Upon the occurrence of such an event of default, all the payment obligations under the agreement become immediately due and payable upon written notice to the Company by the holder. Subsequent to September 30, 2008, as a result of this default one noteholder has brought legal action against the Company. The Company has since then converted the related $100,000 note payable and accrued interest into the Company's common stock.

NOTE 7- SHORT TERM BRIDGE NOTES PAYABLE

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

During the nine months ended September 30, 2008, the Company raised a gross amount of $335,000 from the sale of promissory notes. As of September 30, 2008, a total of $25,000 of the 10% short term promissory notes have been repaid in cash, and $25,000 of principal was converted into the Company’s common stock. For the nine months ended September 30, 2008, an aggregate of $47,991 was charged to interest expense.

As reflected on the balance sheet at September 30, 2008 and December 31, 2007, the note value, was $734,740 (net of a discount of $25,260) and $475,000, respectively.

NOTE 8 - DUE TO EXECUTIVE STOCKHOLDERS

At September 30, 2008 and December 31, 2007, the Company was indebted to its CEO, William Bozsnyak, in the amounts of $163,719 and $45,719, respectively, for working capital advances made to the Company. For the nine months ended September 30, 2008 and 2007, interest expense was charged in the amounts of $7,647 and $43,518, respectively. At September 30, 2008 and December 31, 2007, $160,100 and $107,792 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $24,561 as of September 30, 2008 for travel expenses, computer expenses and legal fees incurred on behalf of the Company. Additionally, at September 30, 2008, Brian O’Connor, a shareholder and director, is owed $4,745 for travel expenses incurred on behalf of the Company.

At September 30, 2008 and December 31, 2007, $476,653 and $170,683, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Supinsky, Mr. Caruso and Mr. O’Connor. A total of $69,766 was owed to Mr. Bozsnyak at September 30, 2008 as equity compensation per his employment agreement.

At September 30, 2008 and December 31, 2007, the Company owed $10,500 and $4,366 to the chairman of the audit and compensation committees, who is a shareholder.

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

On April 10, 2008, the Company issued 1,753,847 shares of its common stock pursuant to a cashless warrant exercise, recording a $146,154 charge to stock compensation expense.

On April 17, 2008, the Company issued 50,000 shares of its restricted common stock in connection with the issuance of a $50,000 promissory note.

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

On May 28, 2008, the Company, issued 1,275,000 shares of its restricted common stock as part of a legal settlement (See Note 8) and recorded a corresponding charge to the statement of operations of $165,750.

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

On July 11, 2008, the Company issued 70,000 shares of its restricted common stock in connection with the issuance of a $35,000 promissory note.

On July 25, 2008, the Company issued 400,000 shares of its restricted common stock in connection with the issuance of a $200,000 promissory note.

As of September 30, 2008, the Company issued 354,768 shares of the Company’s common stock upon the conversion of $45,000 of the Company’s 10% convertible notes and accrued interest of $388.

As of September 30, 2008 the company issued 201,008 shares of the Company’s restricted common stock as payment in kind for interest due from December 2007 through July 2008 on the Company’s 10% convertible notes.

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

On December 31, 2007, we extended the term to exercise the Class A Warrant from December 31, 2007 to August 31, 2008. The exercise price of the Class A Warrant was lowered from $0.75 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $1.50 to $0.22 per share of our common stock. All other terms and conditions of the Warrants remained the same and became effective on September 11, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission. As of August 28, 2008, the Company extended the term to exercise the Class A Warrant from August 31, 2008 to March 31, 2009. All other terms and conditions of the Warrants remained the same and became effective on October 8, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit.

For the nine months ended September 30, 2008, 1,331,811 of warrants were exercised for total proceeds of approximately $109,000.

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

On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company’s restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo. Mr. Carrizzo turned in and the Company terminated 3,270,000 options as part of the settlement. A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid. If the Company raises $500,000 in additional equity financing in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo. If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made. The common shares payment was delivered in two stock certificates on May 28, 2008. The first 625,000 shares issued are restricted until such time as when the Company files a registration statement that is declared effective by the SEC. The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

Charles Davis

On May 23, 2008, the Company responded to a letter dated May 22, 2008 from Mr. Davis' attorney and sent a notification to return property and intellectual property belonging to the Company from the former Chief Technology Officer, Charles Davis. Mr. Davis claims independent rights to use technology owned and developed by SearchHelp, Inc and Echometrix. The Company maintains that Mr. Davis has no independent rights, is in violation of his confidentiality obligations and has demanded all records, software and data owned by SearchHelp, Inc and subsidiaries to be returned to the Company immediately. Mr. Davis was arrested for stealing the Company property, and is due in court on or about November 30, 2008.

NOTE 11 - SUBSEQUENT EVENTS.

On October 16, 2008, the Company, through a private sale, issued 200,000 shares of its restricted common stock in connection with a promissory note issued for $100,000, due on February 16, 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, the Company incurred net losses of $2,623,594 and $3,813,052 for the nine months ended September 30, 2008 and 2007, respectively. In addition, the Company has negative working capital of $3,388,340 and an accumulated deficit of $19,786,113 at September 30, 2008.

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

The Company has been successful in raising financing from equity and debt transactions. During the nine months ended September 30, 2008, the Company raised approximately $848,000 from the private placement of common stock and warrants, and issuance of debt. A total of $1,388,000 of the 10% short term promissory notes have been converted into the Company’s Common Stock.

The Company announced that on May 29, 2008, BioNeutral Laboratories Corporation announced successful completion of residual-activity testing of Ygiene(TM) Anti-Mold Formulation. These test results show that Ygiene Anti-Mold formulation totally eliminated all mold within 15 seconds. In addition to these outstanding time-to-kill results, Ygiene Anti-Mold also prevents the reoccurring growth of mold when extremely high levels of mold spores are inoculated onto surfaces that have been treated with Ygiene. On February 3, 2004, SearchHelp entered into a Participation Agreement with BioNeutral Laboratories. Per the agreement, SearchHelp will receive an interest equal to 5% of the gross revenue from the sale of the Ygiene for a term of approximately 5 1/2 years once royalty period begins. No revenue has been recorded to date, and the value of the license was written off as of December 31, 2007.

During the nine month period ending September 30, 2008, the Company focused on three primary operating priorities:

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

The Company also recently announced the formation of an advisory board for the Echometrix division, with six industry experts that will be instrumental to validate the new technology, as well as assist in identifying various channels to commercialize this product. The Company spent part of 2007 and the first six months of 2008 developing the Echometrix Technology. The remainder of 2008 will be spent signing beta users and prepare for Echometrix version 2.0 which is expected to be completed early in 2009. At that time, the Company believes that Echometrix will be in a position to generate significant revenue.

•
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company has been pursuing OEM relationships, radio and television ads, infomercial and other promotional videos, increasing product give-aways, and increasing the level of direct mail and Internet advertising.

•
Addressing the Company's liquidity and capital needs. Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock. Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the nine months ended September 30, 2008, the Company raised approximately $848,000 from the private placement of common stock and warrants, and issuance of debt. A total of $1,388,000 of the 10% short term promissory notes have been converted into the Company’s Common Stock. See - Liquidity and Capital Resources.

Results of Operations

Comparison of the Results for the Three Months Ended September 30, 2008 and 2007

During the third quarter of 2008, the Company had revenues of $4,815, net of discounts, from sales of software products.  The cost of these sales totaled $3,512. The Company also wrote off inventory of the older version of the Sentry products in the three months ended September 30, 2008 totaling $207,689. This resulted in a loss on gross margin of $206,386.  The Company’s net loss was $584,937 of which $599,001 was the loss from operations.

Revenue for the three months ended September 30, 2008 and 2007 was $4,815 and $60,273, respectively, a decrease of $55,458 and is reflective of the Company’s focus to on-line sales in the current period, compared to various distribution channels for its software product line in the comparative prior period.

The Company’s compensation costs increased for the three months ended September 30, 2008 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $163,171 and $331,808 for the three months ended September 30, 2008 and 2007, respectively, an decrease of $168,647 which is primarily attributable to the fewer employees in the current period. In addition, there was a decrease in professional fees (primarily legal fees) of approximately $86,000 from the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The remaining decrease was attributable to the Company’s overall effort to reduce costs.

Depreciation and amortization expense decreased by $16,952 for the three months ended September 30, 2008 from the comparable period of the prior year. The decrease in depreciation and amortization reflects the Company’s write off of intangible assets at December 31, 2007.

Interest expense (including related party interest) for the three months ended September 30, 2008 and 2007 was $45,360 and $268,865, respectively, a decrease of $223,505. This decrease in interest expense is a result of the decrease in the aggregate total of convertible notes and bridge notes outstanding due to noteholders converting debt into Company stock. Convertible notes outstanding totaled $768,000 and $2,855,000 at September 30, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $2,000 and $172,000 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $170,000.

Comparison of the Results for the Nine Months Ended September 30, 2008 and 2007

During the nine months ended September 30, 2008, the Company had revenues of $96,907, net of discounts, from sales of software products.  The cost of these sales totaled $40,109.  The Company wrote off inventory of the older versions of the Sentry Products, totaling $219,669. Gross margin was a loss of $162,871.  The Company’s net loss was $2,623,594, of which $2,379,711 was the loss from operations.

Revenue for the nine months ended September 30, 2008 and 2007 was $96,907 and $133,418, respectively, a decrease of $36,511 and is reflective of the shift in focus to on-line sales and selective distributors in the current period, compared to the various sales channels in the same period in the prior year. Gross profit decreased as a direct result of the write off of inventory.

The Company’s compensation costs increased for the nine months ended September 30, 2008 from the comparable period of the prior year. Compensation costs (which include salaries, taxes and benefits and share-based compensation), included in general and administrative expenses, totaled $1,337,414 and $1,208,459 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $128,955. This increase is directly attributable to the legal settlement of $315,750 with the Company’s former President, offset by a decrease in other salaries and compensation of $186,795. Offsetting the compensation increase is a decrease in professional fees, (primarily legal, and consulting) of approximately $217,000 from the nine months ended September 30, 2008 compared to the prior nine months ended September 30, 2007. This was a result of the company’s defense of several legal proceedings in 2007. The remaining decrease is a result of the Company’s overall effort to reduce costs.

Depreciation and amortization expense decreased by $149,776, for the nine months ended September 30, 2008 from the comparable period of the prior year. The decrease in depreciation and amortization reflects the Company’s write off of intangible assets at December 31, 2007, and the decrease of amortization of deferred financing costs due to lower carrying values in the nine months ended September 30, 2008 compared to the same period in the prior year.

Interest expense (including related party interest) for the nine months ended September 30, 2008 and 2007 was $247,823 and $853,569, respectively, a decrease of $605,746. This decrease in interest expense is a result of the decrease in the aggregate total of convertible notes and bridge notes outstanding due to noteholders converting debt into Company stock. Convertible notes outstanding totaled $768,000 and $2,855,000 at September 30, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $97,000 and $496,000 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $229,000. Additionally, included in interest expense, for the nine months ended September 30, 2007, is approximately $72,000 for amortization of the discount related to the Company’s 10% short term promissory notes.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.

Since inception, the Company has not generated any significant cash flows from operations. At September 30, 2008, the Company had cash and cash equivalents of $10,857 and a working capital deficiency of $3,388,340. Net cash used in operating activities for the nine months ended September 30, 2008 was $1,210,403. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in investing activities for the nine months ended September 30, 2008 was $66,930 and is attributable to costs related to capitalized software development.

Net cash provided from financing activities was $1,283,369 for the nine months ended September 30, 2008. Cash flow from financing activities was primarily derived from the sale of the Company’s common stock warrants, and issuance of debt approximating $848,000.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are currently convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of September 30, 2008, the Company raised a gross amount of $2,895,000 from the offerings. As of September 30, 2008, $2,127,000 principal amount of the 10% convertible notes was converted into common stock or repaid.

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. As of September 30, 2008, the Company has raised a total gross amount of $1,070,000, from these notes. As of September 30, 2008, a total of $310,000 of the 10% short term promissory notes have been repaid or converted into common stock.

During the nine months ended September 30, 2008, the Company sold an aggregate of 2,321,579 shares of its restricted common stock at a price of $.14 per share, receiving proceeds totaling $318,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2008, the Company capitalized approximately $67,000 of software development costs. At December 31, 2007 the Company wrote off approximately $271,000 of unamortized prior software development costs. Software development costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2008 and 2007 was $14,324 and $178,825, respectively.

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

Item 4T. Controls and Procedures.

Internal Controls

(a)  Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2008, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company’s restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo. Mr. Carrizzo turned in and the Company terminated 3,270,000 options as part of the settlement A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid. If the Company raises $500,000 in additional equity financing, in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo. If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made. The common shares payment was delivered in two stock certificates on May 28, 2008. The first 625,000 shares issued are restricted until such time as when the Company files a registration statement that is declared effective by the SEC. The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

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

Date: November 14, 2008