Form 10-K
period 2008-12-31
SEARCHHELP INC
filed 2009-04-15
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No: 001-31590

SEARCHHELP, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of Incorporate or organization)	(I.R.S. Employer Identification No.)

6800 Jericho Turnpike – Suite 208E, Syosset, NY	11791
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(516) 802-0223

Securities registered pursuant to section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.0001 par value	OTC

Class A Warrant to Purchase Common Stock	OTC

Class B Warrant to Purchase Common Stock	OTC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "SHLP" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.17 was approximately $9,387,948. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at April 13, 2009 was 74,538,976.

Documents incorporated by reference: None.

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

EXPLANATORY PARAGRAPH
We are restating our December 31, 2007 Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Deficit, Consolidated Statement of Cash Flows and the notes to the consolidated financial statements to reflect a modification of existing debt terms, specifically the conversion price and the exercise price of the warrants associated with such debt as filed on our Form 10KSB as filed on April15, 2008.  During March 2009, the Company determined that the accounting for conversions of debt was not accounted for correctly, and therefore filed an 8-K on March 31, 2009 that the 10KSB filed for the fiscal year ended December 31, 2007 could not be relied upon.  The Company had not filed an amendment to that 10KSB, but has reflected the adjustments directly to the presentation of the December 31, 2007 financials in the current 10K for the fiscal year ended December 31, 2008.  The effect of the modification resulted in additional interest expense of $497,000 for the year ended December 31, 2007 with a corresponding credit to additional paid in capital.  The Items of the Form 10K for the year ended December 31, 2008 which contain a prior period adjustment include: Part II. Item 6. Management’s Discussion and Analysis or Plan of Operation, Part II. Item 7. Financial Information, including: Consolidated Balance Sheet at December 31, 2007, Consolidated Statement of Operations for the year ended December 31, 2007, Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2007, Consolidated Statement of Cash Flows for the year ended December 31, 2007, and Notes to Consolidated Financial Statements as of December 31, 2007.

PART I

Item 1. Description of Business

SearchHelp, Inc. was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, a wholly owned subsidiary.

Business Summary

The Company develops software services committed to real-time online protection and family safety.  The Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company, through the newly acquired EchoMetrix division, also offers technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and soon mobile text.

Business Strategy and Products
SearchHelp is in the electronic publishing business with the added benefit that all of its content is User Generated Content (“UGC”).  To effectively achieve a strong position in this market the Company has initiated a significant program that will leverage its existing powerful Parental Control Software programs with a new distribution strategy, a new management team with proven expertise in this market and a new market intelligence software package, the “Pulse”, that once in the marketplace will allow users to effectively manipulate its unique unfiltered teen market data.

Sentry Products
The Company’s original core business was built around a series of software products designed to monitor and protect children from inappropriate activity on the Internet.  This web based award winning  robust software “captures” everything a teen does on their computer, monitors for key triggers that suggest inappropriate activity and takes a variety of actions predetermined by the parent that range from immediate alerts (mobile text messages and emails), to reports, logs and shutting down the computer.

As part of the installation of this Parental Control software the parent agrees that the Company may use all of the data that it “sees” in the aggregate without identifying the source for other purposes.  This parental complicity provides the Company with a data base of millions of lines of teen IM and Blog content and in turn, provides an incredible unique insight into the unfiltered mind of the U.S. teen audience.  The Company does not know of any other unfiltered sources of teen data.

Pulse
The Company’s next product (which has not generated any revenue for the fiscal years ended 2008 and 2007) called Pulse, monitors this teen data in real time, and not only provides instantaneous customized summaries, but it also has the ability to contextualize all the aggregated teen content. Pulse identifies, evaluates, and graphically displays a wide spectrum of analytic information relating to the type, tone, grade, frequency of communications, impressions, needs, desires, hopes, dreams and wants of this teen audience who live on the web. The core of the Pulse platform is comprised of the Company’s proprietary unfiltered database and the computational algorithms that parse, assess, measure, analyze and report on the real-time digital activity.

The Company’s Pulse provides marketers with a deep and instantaneous insight into the target teen audience, providing an understanding of what is important to them. This understanding allows the construction of compelling and effective advertising messages. With a better understanding of the teen customer, effective marketing strategies and tactics can be formulated to meet the marketer's objectives.

Marketing

SearchHelp is currently marketing all of the Parental Control programs online through a number of web sites and landing pages.  These web sites primarily point back to our main site www.sentryparentalcontrols.com .. Currently we are rated as the 175,000 most visited site in the U.S on alexa.com, we receive an average of 800 unique visits daily (unique is defined as never visited before), the average page views from our visitors is 3.54 which is down recently but still considered very high and a 28% bounce rate on Google Analytics. Our U.K. distribution through www.sentryparentalcontrols.co.uk is rated as the 18,000 most visited website in the U.K. The contents of any website mentioned in this Report are not incorporated herein.

Currently, we are downloading between 50 and 100 new downloads daily, with a minimal advertising budget and of the users who install the free trial 10% become convert to paid users; this is a combination of the three products offered on the web (Sentry Total, Basic, and Lite).

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

The market sensitivity and awareness continues to be enhanced by the very real but inflammatory stories that show up almost daily on the news and daily TV magazine shows.  The Internet can be a very dangerous place for kids. The Company plans a major distribution change going forward.  It plans to focus less on distributing the product through its “Sentry” brand name and more on utilizing brands of more established companies.  The Company will offer its Sentry product as a White Labeled product to Companies that already have a brand.  Our White Labeled product will have the functionality of the Sentry product and the look and feel of the White Label Partner. We believe this change in distribution should make it easier to increase distribution of the Senty product with minimal cost.

In October 2007, we signed a sales and distribution agreement with Celltec Limited (“Celltec”) to deliver Sentry products throughout the United Kingdom and the Republic of Ireland. We began shipping product under this agreement during the first quarter of 2008 on a non-consignment basis. Celltec has hired Brazen, a UK PR agency to create a national distribution and awareness campaign, which was launched on April 14, 2008.

To generate market awareness in advance of the release of the Pulse and to establish the Company’s position as an authority in the teen knowledge market, the Company will leverage its unique asset real time knowledge about the teen market.

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

The Company has to respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's products and services, as well as the Company's sales and marketing channels.

The current market for marketing intelligence is highly competitive and evolving rapidly.  Although we believe the Company’s core asset, the unfiltered data base of teen IM and Internet content is unique, it is clear that the target audience has a number of alternative sources for marketing intelligence.  While the Company believes that the combination of its teen data file and real-time contextual and linguistic analysis is unique, it will compete with the existing providers of digital marketing intelligence and related analytical products and services. The marketing intelligence industry is a “cottage industry” with many vendors providing customized one time services and studies.

Economic Dependency

The Company sells its products on line and through distributors to major retailers throughout the United States. At December 31, 2008, one customer accounted for 100% of the accounts receivable. At December 31, 2007, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 97% of total accounts receivable in the aggregate.

In 2008, one customer accounted for 56% of the Company’s sales. In 2007, the three largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 98% of total sales in the aggregate. In 2007, the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

Intellectual Property

To date, we have filed a provisional patent for the Company’s Sentry Product and look to file additional protection measures, such as, trademark, trade name or copyright protection in any jurisdiction in which it operates.  We intend to file to protect its trademarks and trade names in selected jurisdictions.  We therefore rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of April 14, 2009, the Company had seven full time employees and two part time employees.

Item 1A. Risk Factors.

IF WE CONTINUE OUR HISTORY OF LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS

We incurred net losses of $5,190,030 and of $6,761,492 for the years ended December 31, 2008 and 2007 (as restated), respectively. Since inception, we have an accumulated deficit of $22,849,549. As a result, as of December 31, 2008, we had a stockholders’ deficit of $3,627,571 and a working capital deficiency of $3,802,349. We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue earning a significant amount of revenues or making a profit. If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

The report of our independent auditors for the fiscal year ended December 31, 2008 was issued under the assumption that we would continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2008, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2008, that such results raised substantial doubts about our ability to continue as a going concern. The financial statements included in the Annual Report on Form 10-K do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED

The Company's cash on hand at December 31, 2008 totaled $25,217. The Company will need additional financing to meet its obligations and to continue its business. The Company is exploring alternative sources of financing, including institutional and non-institutional debt, equity, which will be highly dilutive to the current stockholders, joint venture arrangements or a combination of any or all of the foregoing. No arrangements have been entered into. The Company will need to raise at least a minimum of $500,000 by May 30, 2009 in order to continue operations and an additional $2,000,000 after that in order to enable the Company to generate sufficient revenues to cover all of its present and future costs and expenses.

If we are not able to raise funds, we may not be able to successfully develop and market our products and our business will most likely fail.

AS WE RAISE ADDITIONAL CAPITAL, YOUR PERCENTAGE OWNERSHIP INTEREST IN SEARCHHELP WILL LIKELY BE REDUCED

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

OUR COMPANY IS A PARTY TO VARIOUS LITIGATION

We have been engaged in various litigations (See Litigation section below).  We could be subject to future litigations that could materially affect our ability to operate our Business.

RISKS RELATED TO OUR SECURITIES

ISSUANCE OF PREFERRED STOCK COULD HURT HOLDERS OF COMMON STOCK

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we created a class of 1,526,718 Series A 7% of cumulative preferred stock, since that date, we have sold an aggregate of 901,237 shares of Series “A” preferred stock and may issue additional shares of our Series “A” preferred stock at any time. The preferred stock has a preference or liquidation of $2.62. The rights of future preferred stockholders could delay, defer or prevent a change of control of SearchHelp, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

OUR STOCK PRICE HAS BEEN VOLATILE

Our stock price fluctuated between $0.05 and $0.25 for the year ended December 31, 2008 and between $0.08 and $0.45 for the year ended December 31, 2007. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

•       Technological innovations or commercialization of new products by our   competitors;
•       The release of research reports by securities analysts;
•       Disputes concerning patents or proprietary rights;
•       Financial results of other firms, particularly those in our industry; and
•       Economic and other external factors.

The Company’s Common Stock does not currently have an active or liquid public market. As a result, even if the Securities are registered, investors may find it difficult to sell them. There can be no assurance that a liquid market for the Securities will ever develop in the United States, or elsewhere, or that if such a market does develop, that it will continue; or that the trading price of the Securities will not be subject to significant price fluctuations. Investors may also find it difficult to obtain accurate information and quotations as to the price of the Company’s securities. Accordingly, an investment in the Securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

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

THERE WILL BE A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE AND THIS MAY HURT THE MARKET PRICE OF THE SHARES

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2008, we had a total of 71,787,304 shares of common stock outstanding, but there were also 39,141,611 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, your interest in SearchHelp will be diluted.

WE HAVE NEVER PAID ANY CASH DIVIDENDS

SearchHelp has never paid any cash dividends on its shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases an executive office consisting of 1,868 square feet at 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791. The lease commenced on July 31, 2006 and has a five year and two month term. The current rent is $4,401 per month ($52,812 per year) and increases approximately 3% per annum. The Company has a security deposit with its landlord of $8,406.

A subsidiary of the Company had a lease that expired in August 2008, for 1,404 square feet of office space at 56 Roland Street, Boston, Massachusetts. The annual rent is $28,704.  The Company has a security deposit with its landlord of $4,000.  The subsidiary ceased operations early in 2008 and closed the office in Boston.

Rent expense was $61,953 and $82,279 for the years ended December 31, 2008 and 2007, respectively.

We believe that our facilities are adequate for our current and near-term needs.

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

On August 2, 2007, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow.  The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired.  In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation.  An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers.  The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software. In February 2009, the Company, AmberAlertAgent Development Co., LLC, all of the plaintiffs and the Escrow Agent reached a settlement agreement, and $9,500 of the funds were released to the Company and $9,500 was released to the Plaintiffs in accordance with the Settlement Agreement. $1,000 was paid to the escrow agent for escrow fees and the source codes were delivered to Plaintiffs in accordance with the Settlement Agreement.

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

On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company’s restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo.  Pursuant to the settlement agreement, 3,270,000 options granted to Mr. Carrizzo were cancelled A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid. If the Company raises $500,000 in additional equity financing in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo. If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made. The common shares payment was delivered in two stock certificates on May 28, 2008. The first 625,000 shares issued are restricted until the shares are registered.  The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

Charles Davis

On May 23, 2008, the Company responded to a letter dated May 22, 2008 and sent a notification to return personal and intellectual property belonging to the Company from the former Chief Technology Officer, Charles Davis.  Mr. Davis claims independent rights to use technology owned and developed by SearchHelp, Inc and EchoMetrix.  The Company maintains that Mr. Davis is in violation of his confidentiality obligations and has demanded all records, software and data owned by SearchHelp, Inc and subsidiaries to be returned to the Company immediately.  Mr. Davis was charged with larceny based on a complaint filed by the Company and the case is being prosecuted by the Nassau County District Attorney's office.

Freifeld

   On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgement in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgement for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. No date has been set.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

On December 31, 2007, we also extended the term to exercise Placement Agents’ Class A Warrant from December 31, 2007 to December 31, 2008. The exercise price of the Class A Warrant was lowered from $0.985 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $2.285 to $0.17 per share of our common stock. All other terms and conditions of the Warrants remained the same.

On March 25, 2008, we extended the term to exercise the Class A Warrant from March 31, 2008 to July 31, 2008. All other terms and conditions of the Warrants remained the same and became effective on June 11, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission

On August 28, 2008, the Company extended the term to exercise the Class A Warrant from August 31, 2008 to March 31, 2009.  All other terms and conditions of the Warrants remained the same and became effective on October 8, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission.

On March 26, 2009 we filed an 8-K that we intend to extend the terms to exercise the Class A Warrant from March 31, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010. The Company will file a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment”). The extended date will become effective upon the date on which the Securities and Exchange Commission declares the Post-Effective Amendment.

As of April 13, 2009, the Company had outstanding 74,538,976 shares of its Common Stock, par value $0.0001 per share, 2,469,000 Class A Warrants and 2,474,000 Class B Warrants. 5,000 of the Class A Warrants have been exercised, and none of the Class B Warrants have been exercised. Also outstanding were a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A Warrant and one Class B Warrant.

Additionally outstanding were various placement agent warrants to purchase a total of 569,700 shares of the Company's Common Stock at a purchase prices ranging from $0.30 per share to $0.50 per share.

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2008 and 2007. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

2008	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
High	$0.25	$0.20	$0.19	$0.15
Low	$0.08	$0.08	$0.04	$0.04

2007	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
High	$0.45	$0.40	$0.28	$0.22
Low	$0.23	$0.22	$0.13	$0.08

The high and low bid prices for shares of the Company’s  Common Stock on April 13, 2009 was $0.08 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Holders

As of April 13, 2009, there were approximately 718 holders of record of the Company's common stock, approximately 22 holders of record of the Company's Class A Warrants and approximately 42 holders of record of the Company's Class B Warrants.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2008.

	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding options,	available for future issuance
	outstanding options, warrants	warrants and rights	under equity compensation plans
	and rights

Equity compensation plans approved by security holders	1,050,000	$0.27	450,000

Equity compensation plans not approved by security holders	12,238,157	$0.24	0

Total	13,348,157	$0.24	450,000

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 450,000 shares at December 31, 2008.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

On October 3, 2008, the Company issued 872,825 shares of its common stock upon the conversion of $100,000 of the Company’s 10% convertible notes and accrued interest of $39,492.

On October 16, 2008, the Company, through a private sale, issued 200,000 shares of its restricted common stock as a result of a promissory note issued for $100,000.

On October 31 2008, the Company, through a private sale, issued 100,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On October 31, 2008, the Company, through a private sale, issued 600,000 shares of its restricted common stock as a result of a promissory note issued for $300,000.

On November 18, 2008, the Company issued 1,400,000 shares of the Company’s restricted common stock as bonuses to consultants and directors and are valued at approximately $126,000.

On December 4, 2008, the Company issued 119,131 shares of the Company’s restricted common stock as payment in kind for interest due for the months of August, September and October 2008 on the Company’s 10% convertible notes.

On December 29, 2008, the Company issued 91,059 shares of the Company’s restricted common stock as payment in kind for interest due for the months of November and December 2008 on the Company’s 10% convertible notes.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 6. – Selected Financial Data

N/A

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Readers are cautioned that certain statements contained herein are forward-looking statements and should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" on page 1. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. This discussion also should be read in conjunction with the notes to our consolidated financial statements contained in Item 8. "Financial Statements and Supplementary Data," of this Report.

Background

             SearchHelp, Inc. develops software services committed to real-time online protection and family safety.  The   Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company, through the newly acquired EchoMetrix division, also offers technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

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

During the fiscal year ended December 31, 2008, the Company focused on three primary operating priorities:

•
Product Design and Delivery. We continue to improve and enhance the functionality of our Sentry software. On February 1, 2008 the Company released the latest version of its Sentry Product which was completely rebuilt during 2007. We repackaged the new Sentry product and created additional products versions, each having a different price point. In addition, the Company launched numerous online sales campaigns for back to school through the end of this fiscal year.  The Company has not, up until this point, concentrated resources to online sales.

The Company also announced its intent to commercialize its EchoMetrix technology (the “Pulse” product) developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape.

The Company also recently announced the formation of an advisory board for the EchoMetrix division, with six industry experts that will be instrumental to validate the new technology, as well as assist in identifying various channels to commercialize this product. The Company spent part of 2007 and all of fiscal 2008 developing the Echometrix Technology, (the “Pulse” product).  The first half of 2009 will be spent signing beta users and prepare for the Pulse which is expected to be completed early in 2009.  At that time, the Company believes that EchoMetrix will be in a position to generate significant revenue. The revenue model involves switching its Beta users to paid users.  The model is a monthly per seat user model.  The Company’s pricing model will cost between $500-$5,000 per month per computer. It will be distributed through market research firms, advertising firms and Fortune 500 companies.

•
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company has been pursuing OEM relationships, infomercial and other promotional videos, increasing product give-aways, and increasing the level of Internet advertising.

•
Addressing the Company's liquidity and capital needs.  Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock.  Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. During the fiscal year ended December 31, 2008, the Company raised approximately $1,423,000 from the private placement of common stock and warrants, and issuance of debt. A total of $1,488,000 of the 10% short term promissory notes have been converted into the Company’s Common Stock.  See – Liquidity and Capital Resources.

Significant and Critical Accounting Policies:

(a) Basis of Presentation: The accompanying financial statements which accompany the Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements for the year ended December 31, 2008 and 2007 include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

(b) Revenue Recognition: The Company recognizes revenues in accordance with the SEC, Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via three distinct methods: direct non- consignment sales, consignment sales and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist; (ii) revenue from consignment sales of software is recognized when proof of sale to the end user is received; (iii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale. There was no consignment sales in the fiscal year ended December 31, 2008.

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

(e) Software Development Costs: Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2008 and 2007.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the year ended December 31, 2008, the Company capitalized $108,957 of software development costs. No development costs were capitalized for the year ended December 31, 2007.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2008 and 2007 was $22,043 and $231,383 respectively.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  On December 31, 2007 we determined the future sales of our Sentry Predator Locator product, net of the cost of those sales, would not be sufficient to recover any amount of the unamortized costs.  As a result, in the fiscal year ended December 31, 2007, we recorded an impairment to software development costs of $270,680.

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2008 and 2007 (Restated)

During the year ended December 31, 2008, the Company had revenues of $93,371, net of discounts, from sales of software products.  The cost of these sales totaled $243,678.  Gross margin was a negative $150,307.  The Company’s net loss was $5,190,030, of which $3,766,437 was the loss from operations.

During the year ended December 31, 2007, the Company had revenues of $84,570, net of discounts, from sales of software products.  The cost of these sales totaled $46,041.  Gross profit was $38,529.  The Company’s net loss was $6,761,492, of which $3,645,038 was the loss from operations.

Revenue for the years ended December 31, 2008 and 2007 was $93,371 and $84,570, respectively, an increase of $8,801. The increase relates to an increase in on-line sales. Consistent with the 2008 strategy, 32% of all sales in the fiscal year ended December 31, 2008 were related to online sales.  Also in the year ended December 31, 2008 sales from distributors totaled $63,144. In prior comparable year, sales consisted of online sales of $30,131 (or 36% of total sales), deferred revenue of $48,832 and $5,607 of sales from distributors.

Cost of sales for the year ended December 31, 2008 was $24,009 for direct costs of software sales and a write off of inventory of $219,669.  This resulted in a negative gross margin of $150,307 for fiscal year 2008.  The inventory consisted of the older products, and had no salable value, as the Company’s focus is on-line sales. Cost of sales for the year ended December 31, 2007 was $46,041, a gross margin of 46%. Without the inventory write off, gross profit for the year ended December 31, 2008 was $69,632, a gross margin of 74%.

Selling costs decreased to $116,030 from $291,053 for the fiscal years ended December 31, 2008 and 2007, respectively.  This is directly attributable to the Company’s focus on reducing costs in 2008.  Advertising and promotional costs were $211,870 for the year ended December 31, 2007 compared to $82,574 for the year ended December 31, 2008.

Website costs decreased by approximately $60,000 for the year ended December 31, 2008 from the prior year primarily as a result of the Company’s capitalization of the software development of $108,957.  Thus, the total expenditures on website costs increased for the year ended December 31, 2008 from the prior year ended December 31, 2007 by approximately $49,000.  This increased spending is a direct result of the development of our Pulse product, offset by decreased spending on the Sentry products as these products only required maintenance in 2008.

General and administrative expenses increased to $3,013,040 from $2,881,095 for the years ended December 31, 2008 and 2007, respectively.  The increase of $131,091, consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) increased $541,254 for the fiscal year ended December 31, 2008 compared to the prior year ended December 31, 2007.  The increase in overall compensation costs is a result of decreased salaries and taxes of approximately $208,000, an increase in stock based compensation of approximately $745,000.  The decrease in salaries resulted from reduced full time employees from fiscal year ended December 31, 2007 compared to December 31, 2008.  The increase in stock compensation is a result of the restricted shares issued in connection with the legal settlement (Note 15 to the Financial Statements) of $315,750, and additional compensation to consultants and employees in the form of stock and options.

•
Professional fees (which includes accounting/auditing, consulting and legal fees), decreased $250,726 for the fiscal year ended December 31, 2008.  This decrease is primary a result of vigorously defending and asserting counterclaims in legal proceedings in the fiscal year ended December 31, 2007.

•
Office expenses (which includes rent, telephone, utilities and supplies) decreased $54,437 for the fiscal year ended December 31, 2008.  The decrease is attributable to one of the leases expiring in August 2008, and the cost reducing strategy the Company enforced in the current fiscal year.

Interest expense for the year ended December 31, 2008 and 2007 (as restated) was $1,408,999 and $1,617,576, respectively, a decrease of $208,577. This decrease in interest expense is a result of the Company converting $1,388,000 in the first quarter of fiscal year 2008.  Convertible notes outstanding totaled $668,000 and $2,156,000 at December 31, 2008 and 2007, respectively. Included in interest expense is the recognition of amortization expense on the beneficial conversion feature of the convertible notes and the discount related to the value of the warrants which totaled approximately $97,000 and $717,000 for the year ended December 31, 2008 and 2007, respectively, a decrease of $620,000. In addition, interest expense is comprised of interest incurred as a result of the modification of warrant exercise price and debt conversion price amounting to $1,089,000 and $497,000 in the years ending 2008 and 2007 (Restated), respectively. The decrease is offset by an increase in interest related to the modification of debt of approximately $500,000.

Goodwill and other intangible assets were written off after the Company performed impairment tests, in accordance with SFAS 142, and determined that the fair value of the goodwill and other intangible assets exceeded its carrying value. Pursuant to the impairment tests, goodwill and unamortized intangibles totaling $1,269,260 were written off as of December 31, 2007. No impairment charges resulted from this evaluation for the year ended December 31, 2008.

Amortization expense from deferred financing costs totaled $67,348 and $164,586 for the years ended December 31, 2008 and 2007, respectively, a decrease of $97,238, which is due to the fact that the amortization period ended in the third quarter of 2008.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.  Since inception, the Company has not generated any significant cash flows from operations.  At December 31, 2008, the Company had cash and cash equivalents of $25,217 and a working capital deficiency of $3,802,349.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the year ended December 31, 2008 was $1,179,732 compared to net cash used in operating activities for the prior comparable year of $2,427,318, a decrease in expenditures of $1,247,586, which relates to the greater net loss from the fiscal year ended December 31, 2007.

Net cash used in investing activities for the years ended December 31, 2008 and 2007 was $110,959 and $9,192, respectively.  The current fiscal year additions were primarily attributable to software costs of $108,957 and the prior comparable fiscal year is attributable primarily to equipment purchases of $9,192.

Net cash provided from financing activities was $1,311,087 and $2,311,896 for the years ended December 31, 2008 and 2007, respectively. The decrease was a result of the Company’s inability to sell common and preferred shares in the fiscal year ended December 31, 2008 as compared to the $2,174,000 sale of the Company’s Series A 7% Convertible Preferred Stock and restricted common stock in the same period in the prior year. Offsetting the decrease was the current fiscal year increase in net proceeds from bridge loans of $605,000.

10% Convertible Notes
During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”) consisting of (a) a 10% convertible note in the principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for a purchase price of $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. As of December 31, 2008, the Company raised a gross amount of $2,895,000 from the offerings. As of December 31, 2008, $2,152,000 principal amount of the 10% convertible notes was converted into common stock and $75,000 was paid.

10% Promissory Notes

Additionally, on October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or the Company’s next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable at the end of the term and the holders also received restricted shares of the Company’s Common Stock equal to the face value of their note. The notes are secured by a pledge of the Company’s common stock owned by its former Chief Executive Officer, William Bozsnyak. As of December 31, 2008, the Company has raised a total gross amount of $285,000, from these notes. As of December 31, 2008, a total of $285,000 of the 10% short term promissory notes have been repaid or converted into common stock.

Preferred Stock

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

Warrants

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

During the fiscal year ended December 31, 2008, the Company issued 2,871,400 warrants in connection with sales of its restricted common stock. For the year ended December 31, 2008, 3080,276 of warrants were exercised for total proceeds of approximately $114,000.

Short Term Bridge Notes Payable

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% and 10.25% per annum at December 31, 2008 and 2007, respectively.  As of December 31, 2008, $150,000 is outstanding.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2008, the Company has raised a total gross amount of $300,000, from these notes.  As of December 31, 2008, $300,000 of these short term promissory notes are outstanding.

During 2008, the Company began separate private placements to accredited investors of 10% short term promissory notes. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $990,000 from these promissory notes and issued 1,835,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. As of December 31, 2008, the Company has repaid $150,000 of these notes. As of December 31, 2008, a total of $840,000 of these short term promissory notes are outstanding.

As of December 31, 2008, the Company short term bridge notes payable principal balance amounted to $1,290,000, $710,000 of which was in default for non payment at year end.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4 (2) of the Securities Act.

While the Company has raised capital from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Research and Development

              Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed," software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the year ended December 31, 2008, the Company capitalized $108,957 of software development costs. No development costs were capitalized for the year ended December 31, 2007.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2008 and 2007 was $22,043 and $231,383 respectively.

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

Recent Accounting Pronouncements Affecting the Company:

             On October 10, 2008 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. The Company will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

             On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2008 and 2007 (restated)	F-2 - F-3

Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007 (restated)	F-4

Consolidated Statement of Stockholders' Deficit
For the Years ended December 31, 2008 and 2007 (restated)	F-5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007 (restated)	F-6 - F-7

Notes to Consolidated Financial Statements	F-8 - F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SearchHelp, Inc.
Syosset, New York

We have audited the accompanying consolidated balance sheets of SearchHelp, Inc. and Subsidiaries as of December 31, 2008 and 2007 (as restated), and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and December 31, 2007 (as restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchHelp, Inc. and Subsidiaries at December 31, 2008 and December 31, 2007 (as restated), and the results of their operations and their cash flows for the year ended December 31, 2008 and December 31, 2007 (as restated) in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements for the year ended December 31, 2007 have been restated (see Note 2).

/s/ Sherb & Company LLP

New York, New York
April 14, 2009

  SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2008	2007
		(Restated)
Current assets:
Cash	$25,217	$4,821
Accounts receivable less allowance for doubtful accounts of $250 and $99,303, respectively	1,891	89,049
Inventories	-	248,148
Prepaid expenses	18,780	5,409
Total current assets	45,888	347,427

Property and equipment - net	130,953	155,726

Other assets:
Capitalized software costs, less amortization of $22,043 and $0, respectively	86,914	-
Deferred finance costs, less amortization of $330,339 and $262,991, respectively	10,000	67,348
Security deposit	13,454	13,454
Intangible assets, less amortization of $28,970 and $0, respectively	9,657	-

Total other assets	120,025	80,802

Total assets	$296,866	$583,955

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2008	2007
		(Restated)
Current liabilities:
Note payable - bank	$49,007	$54,697
Current portion of long term debt and capital leases	57,101	42,788
Current portion of 10% convertible notes payable - net of discount of $0 and $96,567, respectively	668,000	2,059,433
Short term bridge notes payable, net of discount of $59,279 and $0, respectively	1,230,721	475,000
Due to executive stockholders	887,755	397,877
Due to affiliates	47,671	47,907
Accounts payable	538,158	627,162
Accrued expenses	369,824	114,525
Total current liabilities	3,848,237	3,819,389

Other liabilities:

Obligations under capital lease, net of current portion	59,325	95,600
Note payable - equipment, net of current portion	7,377	12,405
Deferred rent	9,498	9,778
Total liabilities	3,924,437	3,937,172

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares; issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares; issued and outstanding -71,787,304 and 45,139,182, shares, respectively	7,178	4,517
Additional paid-in capital	19,214,710	14,301,695
Accumulated deficit	(22,849,549)	(17,659,519)
Total stockholders' deficit	(3,627,571)	(3,353,217)

Total liabilities and stockholders' deficit	$296,866	$583,955

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007
		(Restated)
Revenues	$93,371	$84,570

Cost of Sales	24,009	46,041
Write off of inventory	219,669	-
	243,678	46,041

Gross (Loss) Profit	(150,307)	38,529

Operating expenses:
Selling	116,030	291,053
Web site costs	121,123	181,217
General and administrative	3,013,034	2,881,095
Depreciation and amortization	365,943	330,202
Total operating expenses	3,616,130	3,683,567

Loss from operations	(3,766,437)	(3,645,038)

Other Expenses (Income)
Interest	1,408,999	1,617,576
Interest - related party	10,639	44,620
Other (income) loss	(63,393)	20,412
Amortization of deferred financing costs	67,348	164,586
Write off of asset for impairment	-	1,269,260
Total other expenses (income)	1,423,593	3,116,454

Net loss	(5,190,030)	(6,761,492)

Deemed preferred stock dividend	-	1,571,731

Net loss applicable to common stockholders	$(5,190,030)	$(8,333,223)

Per share data
Loss per share - basic and diluted	$(0.08)	$(0.21)

Weighted average number of shares outstanding basic and diluted	65,171,825	39,202,017

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 (Restated)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	-	-	38,152,636	3,815	9,443,982	(10,898,027)	(1,450,230)

Common stock issued in connection with bridge loans			10,000	1	3,869		3,870
Common stock issued in connection with conversion of notes payable			4,582,206	458	663,542		664,000
Common stock issued as interest on debt			747,983	78	181,396		181,474
Net proceeds from sale of securities	796,180	79	384,615	38	2,184,883		2,185,000
Fair value of warrants issued for services					140,270		140,270
Common stock issued in connection with exercise of warrants			190,000	19	24,781		24,800
Common stock issued for satisfaction of loans			1,196,742	120	275,131		275,251
Preferred stock issued for satisfaction of loans	105,057	11			275,238		275,249
Retirement of treasury stock			(125,000)	(12)	(9,988)		(10,000)
Fair value of options issued for services					208,824		208,824
Option expense					412,767		412,767
Interest related to modification of exercise price of warrants					65,000		65,000
Interest related to modification of conversion price of debt					432,000		432,000
Net loss						(6,761,492)	(6,761,492)

Balance at December 31, 2007 (Restated)	901,237	90	45,139,182	4,517	14,301,695	(17,659,519)	(3,353,217)

Net proceeds from sale of securities			2,271,429	227	317,773		318,000
Common stock issued in connection with exercise of warrants			3,080,276	308	233,913		234,221
Common stock issued in connection with conversion of notes payable			14,163,550	1,416	1,511,584		1,513,000
Common stock issued as interest on debt			742,867	70	96,692		96,762
Fair value of common stock issued for services			330,000	33	57,267		57,300
Warrants issued for services					116,000		116,000
Common stock issued for compensation			2,650,000	265	288,235		288,500
Common stock issued for purchase of Company			300,000	30	38,970		39,000
Common stock issued in connection with legal settlement			1,275,000	127	165,623		165,750
Restricted stock issued in connection with bridge notes payable			1,835,000	184	173,328		173,512
Warrant issued in connection with bridge notes payable					67,733		67,733
Beneficial conversion feature issued in connection with bridge notes payable					69,504		69,504
Interest related to modification of exercise price of warrants					75,000		75,000
Interest related to modification of conversion price of debt					1,014,811		1,014,811
Compensation related to modification of exercise price of warrants					117,000		117,000
Option expense					569,583		569,583
Net Loss						(5,190,030)	(5,190,030)

Balance at December 31, 2008	901,237	$90	71,787,304	$7,178	$19,214,710	$(22,849,549)	$(3,627,571)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net loss	$(5,190,030)	$(6,761,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of inventory	219,669	-
Write off of asset for impairment	-	1,269,260
Deferred revenue	-	(48,832)
Stock and options issued for services	173,300	140,270
Stock issued for debt service	96,300	181,474
Stock issued for legal settlement	165,750	-
Compensatory element of stock options	1,049,068	621,591
Depreciation	63,460	33,886
Amortization of deferred financing costs	67,348	164,586
Amortization of software development costs	22,043	231,382
Amortization of intangible assets	28,970	64,933
Amortization of discount related to issuance of restricted stock	135,825	-
Amortization of beneficial conversion feature	105,337	347,726
Amortization of discount related to issuance of warrants	106,875	444,544
Interest and compensation expense as a result of modification
of warrant exercise price	192,000	65,000
Interest expense as a result of conversion price reduction	1,014,811	432,000
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	186,211	114,129
Allowance for doubtful accounts	(99,053)	46,908
Inventories	28,479	(57,511)
Prepaid expenses and other assets	(13,371)	12,490
Deferred rent	(280)	1,340
Due to stockholders	301,264	-
Accounts payable and accrued expenses	166,292	268,998
Total adjustments	4,010,298	4,334,174

Net cash used in operating activities	(1,179,732)	(2,427,318)

Cash flows from investing activities:
Cash received from acquisition of Echometrix	373	-
Equipment purchases	(2,375)	(9,192)
Capitalized software costs	(108,957)	-
Net cash used in investing activities	(110,959)	(9,192)

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2008	2007
		(Restated)
Cash flows from financing activities:
Net borrowings from stockholders	117,629	52,886
Payment of due to affiliates	-	(11,750)
Proceeds from warrants exercised in relation to convertible notes payable	114,686	-
Payments of convertible notes payable	-	-
Repayments of convertible notes payable	-	(75,000)
Proceeds from bridge notes payable	990,000	460,000
Payments of bridge notes payable	(150,000)	(225,000)
Payments of note payable - equipment	(4,690)	(3,394)
Payments under capital lease	(58,848)	(18,646)
Payments of notes payable - bank	(5,690)	-
Proceeds from sale of securities	318,000	2,174,800
Payments for deferred financing costs	(10,000)	(32,000)
Retirement of treasury stock	-	(10,000)
Net cash provided by financing activities	1,311,087	2,311,896

Net increase (decrease) in cash	20,396	(124,614)

Cash at beginning of year	4,821	129,435

Cash at end of year	$25,217	$4,821

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$6,635	$136,369

Supplemental Schedules of Noncash Investing
and Financing Activities:
Bridge notes converted into preferred stock	$-	$35,000
Stockholder loans converted to common stock/preferred stock	$-	$550,500
Computer equipment under capital lease	$36,311	$71,914
Stock issued for acquisition of Company	$39,000	$-
Common stock and options issued for services	$57,300	$140,270
Convertible notes converted to common stock	$1,513,000	$664,000
Debt discount related to restricted stock issued in
connection to bridge loans	$173,512	$-
Debt discount realted to warrants granted in connection to bridge loans	$67,733	$-
Debt discount of beneficial conversion feature
in relation to bridge loans	$69,504	$3,870

See notes to consolidated financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007 (Restated)

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $5,190,030 and $6,761,492 for the years ended December 31, 2008 and 2007 (restated), respectively.  In addition, the Company had negative working capital of $3,802,349 and an accumulated deficit of $22,849,549 at December 31, 2008.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new EchoMetrix division.  The Company has spent part of 2007 and all of 2008 developing the EchoMetrix Technology.  The remainder of 2008 will be spent signing beta users and prepare for EchoMetrix version 2.0 which is expected to be completed early in 2009.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During 2008, the Company raised approximately $848,000 from the private placement of common stock and warrants, and issuance of debt, and a total of $1,488,000 of the 10% short term promissory notes have been converted into common stock. During 2007, the Company raised $2,174,800 from the private placement of common stock, 7% convertible preferred stock and warrants, and an additional $460,000 principal amount of 10% short term promissory notes.

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

NOTE 2 –PRIOR PERIOD ADJUSTMENT:

In the fourth Quarter 2007 and first Quarter 2008, the Company amended the conversion provisions, and warrant exercising price under its 10% convertible notes by significantly reducing the conversion price of the debt and warrant exercise price with the conversion price reduction being contingent upon the concurrent exercising of the warrant to purchases the Company’s common stock. The Company did not record the interest expense and increase to additional paid in capital associated with the accounting for the modification in accordance with U.S. generally accepted accounting principles.

The following adjustments are a result of an accounting change by the Company to properly reflect the accounting for the modification of the conversion price of the Company’s convertible notes, and the reduction in the related warrant exercise pursuant to FAS 123 ( R).

The Company recorded as of December 31, 2007, an increase to additional paid in capital and net loss by $497,000, thus having no effect on the balance sheet in 2007.  The effect on the first quarter ended March 31, 2008 was an debit to interest expense of $985,500 and the corresponding credit was to additional paid in capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

 (b) Revenue Recognition:

The Company recognizes revenues in accordance with the SEC, Staff Accounting Bulletin 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via three distinct methods: direct non- consignment sales, consignment sales and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist; (ii) revenue from consignment sales of software is recognized when proof of sale to the end user is received; (iii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.  There were n consignment sales recognized in the fiscal year ended December 31, 2008.

(c) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2008 and 2007 have been excluded from the per share computations:

	December 31,
	2008	2007
2004 Stock Plan Options	1,050,000	1,450,000
Non ISO Stock Options	12,388,157	8,283,157
Convertible Preferred Stock	9,012,370	9,012,370
Convertible Notes Payable	6,680,000	14,373,333
Warrants	12,546,084	13,616,684

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

 (f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs were $82,574 and $211,870 for the years ended December 31, 2008 and 2007, respectively.

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2008 and 2007.

In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed", software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the year ended December 31, 2008, the Company capitalized $108,957 of software development costs. No development costs were capitalized for the year ended December 31, 2007.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2008 and 2007 was $22,043 and $231,383 respectively.

(h) Long-Lived Assets

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  On December 31, 2007 we determined the future sales of our Sentry Predator Locator product, net of the cost of those sales, would not be sufficient to recover any amount of the unamortized costs.  As a result, we recorded an impairment to software development costs of $1,269,260 for the fiscal year ended December 31, 2007.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $250 and $99,303 at December 31, 2008, and 2007, respectively.

(k) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable, due to executive stockholders and obligations under capital leases. The carrying amounts of accounts receivable, inventories, and accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The carrying value of due to executive stockholders reflects fair value as the terms reflect market conditions at each balance sheet date. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

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

(m) Inventories:

The Company's inventory consists entirely of finished, packaged software products and is valued at lower of cost or market price. Cost is determined on a first-in, first-out (“FIFO”) basis.  All inventory was written off in the fiscal year ended December 31, 2008 and a loss on the write off of $219,669 is included in the statement of operations in the cost of sales line item.

(n) Shipping and Handling Costs:

The Company’s shipping and handling costs are included in cost of sales for all periods presented. Shipping and handling costs were $7,715 and $18,611 for the years ending December 31, 2008, and December 31, 2007, respectively.

(o) Property and Equipment and Depreciation:

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

(p) Goodwill Intangible Assets and Amortization:

Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is to be tested for impairment at least annually at the reporting unit level. In accordance with SFAS 142, we performed impairment tests on goodwill and purchased intangible assets from the acquisition of ETP on June 8, 2005.  The goodwill and other intangible assets were written off after the Company performed these impairment tests and determined that the fair value of the goodwill and other intangible assets exceeded its carrying value.  Fair value was determined by estimates of future cash flows.  At December 31, 2007, we determined our projections for cash flow from the acquired assets was insufficient to support the goodwill and other intangible assets as assets and that an immediate impairment write-off was in order. Pursuant to the impairment tests, goodwill and unamortized intangibles totaling $998,580 were written off as of December 31, 2007. No impairment charges resulted from this evaluation for the year ended December 31, 2008.

In April of 2008, the Company purchased all of the stock of EchoMetrix Inc., in exchange for 300,000 shares of the Company’s common stock.  The acquisition resulted in $373 of cash, and the difference between the purchase price and the net assets acquired was recorded as an intangible asset, approximately $38,627. The Company is amortizing the intangible over a twelve month period.  Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. The amortization expense for the years ended December 31, 2008 and 2007 was $28,970 and $64,933 respectively.

(q) Deferred Financing Costs:

The Company incurred financing costs related to its borrowings. Such costs are deferred and amortized generally by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount is written off in the statement of operations. The Company amortized $67,403 and $164,586 of deferred financing costs for the years ended December 31, 2008 and 2007, respectively.

(r) Recently Issued Accounting Pronouncements Affecting The Company:

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157-3 and determined that it had minimal impact, if any, as of December 31, 2008 and for the year then ended. The Company will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

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

As a result of the adoption of FAS 123(R), the Company's results for the years ended December 31, 2008 and 2007 include share-based compensation expense totaling approximately $288,374 and $334,767, respectively, which have been included in the general and administrative expenses line item.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the years ended December 31, 2008 and 2007, the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended December 31,
	2008	2007
Expected term (in years)	5	5
Expected volatilty	87.73%-99.89%	86.26%-91.99%
Expected dividend yield	0%	0%
Risk-free interest rate	3.47%-4.95%	3.83%-5.26%

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

Stock compensation expense related to non-employee options was approximately $193,333 and $78,000 for the years ended December 31, 2008 and 2007, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were 4,500,000 and 2,280,000 non-employee stock options granted in the years ended December 31, 2008 and 2007, respectively.

The following table represents our stock options granted, exercised, and forfeited during 2008.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2006	9,720,000	$0.32		$0
Granted	1,013,157	0.31
Exercised	-	-
Forfeited/expired	(1,000,000)	0.30
Outstanding at December 31, 2007	9,733,157	$0.36	2.6661	$0
Granted	7,275,000	0.15
Exercised
Forfeited/expired	(3,570,000)	0.31
Outstanding at December 31, 2008	13,438,157	$0.24	2.4235	$0
Exercisable at December 31, 2008	11,493,026	$0.26	2.1453	$0

As of December 31, 2008, there was $422,349 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2008	2007
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	177,823
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	205,260
Less: accumulated depreciation	(109,214)	(49,534)
	$130,953	$155,726

Depreciation charged to operations amounted to $63,129 and $33,886 for the years ended December 31, 2008 and 2007, respectively. Property and equipment include gross assets acquired under capital leases of $195,325 and $159,013 at December 31, 2008 and 2007, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

                 NOTE 6 -   NOTES PAYABLE - BANK

The Company has a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank.  At December 31, 2008 and 2007, $49,007 and $49,697 of the line has been utilized. At December 31, 2008 and 2007, $0 and $5,000 of the overdraft privilege has also been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (7.25 % at December 31, 2008 and 9.50% at December 31, 2007). Interest of $1,139 and $3,250 was charged to operations for the years ended December 31, 2008 and 2007, respectively. The debt is guaranteed personally by the former CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $35,000 at December 31, 2008.

NOTE 7 -   NOTE PAYABLE - EQUIPMENT

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five-year term with monthly payments of $433 including interest at the rate of 8.15% per annum and is secured by the equipment purchased. The outstanding balance at December 31, 2008 and 2007 was $12,406 and $16,407 respectively, of which $4,341 and $4,002 is included in current liabilities. Future principal payments under the secured loan payable as of December 31, 2008 for each of the next three years are $4,341, $4,708 and $3,357, respectively.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASE

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

On February 28, 2008 the Company entered into an equipment lease agreement with GE Capital for the purchase of $36,312 of computer equipment. The lease has a three-year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.  The assets are depreciated over the lower of their related lease terms or their estimated useful lives.

Depreciation for assets under capital leases for the years ended December 31, 2008 and 2007 amounted to $51,478 and  $23,413, respectively, and is included in depreciation expense.

The following is a summary of assets held under capital leases at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Data processing equipment, server and routers	$195,325	$159,013
Less: Accumulated depreciation	(82,875)	(31,397)
	$112,450	$127,616

The minimum future lease payments under the capital lease as of December 31, 2008 for each of the next three years and in the aggregate are:

Year ending	Amount
December 31, 2009	$65,077
December 31, 2010	58,148
December 31, 2011	15,889
Total minimum lease payments	139,114
Less: Amount representing interest	(27,029)
Present value of net minimum lease payments	112,085
Less: current portion	(52,760)
Long term portion	$59,325

In January 2009, the Company prepaid the Citicorp Vendor Finance lease for servers for $50,000 in lieu of the remaining payments totaling $75,260.

               NOTE 9 -   10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes mature in two years from the date of issue, if not converted earlier. As of December 31, 2008 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled $21,402 and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of December 31, 2008. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings.  The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values.  The resulting discount is accreted over a two year period, the life of the note, using the effective interest method.  If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method.  For the years ended December 31, 2008 and 2007, an aggregate of $ 96,567 and $347,726 was charged to interest expense for the effective interest method, respectively.

As stated in Note 2, the Company modified certain terms of the notes, including a lower conversion price and a lower exercise price on the warrants.  As a result of this modification, the Company recorded an additional $497,000 for the year ended December 31, 2007 in interest expense and a corresponding credit to additional paid in capital.  The modification of the notes in the fiscal quarter ended March 31, 2008 resulted in additional interest expense of $985,000 with a credit to additional paid in capital.  The modification of notes in the fourth quarter of fiscal year 2008 resulted in additional interest expense of $104,311 with the offset recorded to additional paid in capital.

As reflected on the balance sheets at December 31, 2008 and 2007, the note value, net of discount, was $668,000 and $2,059,433 respectively. As of December 31, 2008, $2,152,000 principal amount of notes were converted into common stock and $75,000 of principal was paid.

As of December 31, 2008 the notes are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 10 – SHORT TERM BRIDGE NOTES PAYABLE

On October 31, 2006 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of one year from the issue date or when the Company raises a certain minimum amount in its next qualified financing as defined. The notes bear an interest rate of 10% per annum, payable on maturity and the holders received restricted shares of the Company’s common stock equal to the face value of their note. Additionally, these notes are secured by a pledge of the Company’s common stock owned by its former Chief Executive Officer.

As of December 31, 2007, the Company has raised a gross amount of $285,000 from these promissory notes and issued 285,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note, less an approximate 10% discount (to give effect to the lack of liquidity for such shares), for an aggregate total of $85,095 which was recorded as a discount to the notes with a corresponding credit to common stock and additional paid in capital.  This discount is accreted over the one year life of the note using the straight line method.  If the debt is repaid earlier than the maturity date, the unamortized amount will be charged to operations at that time. As of December 31, 2008, a total of $285,000 of the 10% short term promissory notes have been repaid or converted into common stock.

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 10.25% per annum at December 31, 2007 and is payable at the end of the term.  This note is in default at December 31, 2008.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of December 31, 2007, the Company raised a total gross amount of $300,000, from these notes.  As of December 31, 2008, the total of $300,000 is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company began separate private placements to accredited investors of 10% short term promissory notes. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $990,000 from these promissory notes and issued 1,835,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $310,749 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. In 2008, the Company amortized a total of $251,470 of the discount. As of December 31, 2008, the Company has repaid $150,000 of these notes. As of December 31, 2008, a total of $840,000 of these short term promissory notes are currently outstanding.

As of December 31, 2008, the Company’s bridge loan payable principal balance amounted to $1,290,000, of which $710,000 were in default as of year end.

                NOTE 11 - DUE TO EXECUTIVE STOCKHOLDERS AND AFFILIATES

 (a)       Due to stockholders

At December 31, 2008 and 2007, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $163,718 and $45,719, respectively, for working capital advances made to the Company.  On August 31, 2007, Mr. Bozsnyak converted $550,500 of working capital loans into 1,196,742 restricted shares of the Company’s common stock and 105,057 shares of the Company’s Convertible Series A Preferred Stock. Subsequent to Board acceptance and approval, on September 7, 2007 the Company issued the respective shares and an entry was made to reduce loans payable to stockholder for $550,500 with a corresponding credit to common stock, preferred stock and additional paid in capital.

For the years ended December 31, 2008 and 2007, interest expense was charged in the amounts of $10,639 and $44,620, respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, 7.25% at December 31, 2008 and 9.50% at December 31, 2007. At December 31, 2007 and 2006, $163,092 and $152,453 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $1,297 and $7,987 as of December 31, 2008 and 2007, respectively, for travel expenses and online advertising incurred on behalf of the Company. Additionally, at December 31, 2007, Brian O’Connor, a stockholder and director, is owed $419, respectively, for travel expenses incurred on behalf of the Company.

At December 31, 2008 and 2007, $463,271 and $170,683, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Caruso, Mr. Supinsky and Mr. O’Connor. A total of $88,997 and $16,250 was owed to Mr. Bozsnyak at December 31, 2008 and 2007, respectively as equity compensation per his employment agreement.

At December 31, 2008 and 2007, the Company owed $14,000 and $4,366, respectively, to the chairman of the audit and compensation committees, who is a shareholder.

(b)    Due to affiliates

The President of ETP has a minority interest in three affiliated companies.  Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2008 and 2007, the Company owed one of these affiliates $47,671 and $47,907, respectively.

NOTE 12 –    ECONOMIC DEPENDENCY

The Company sells its products on line and through distributors to major retailers throughout the United States. At December 31, 2008, one customer accounted for 100% of the accounts receivable. At December 31, 2007, two customers, each of which accounted for more than 10% of the Company’s accounts receivable, accounted for 97% of total accounts receivable in the aggregate.

In 2008, one customer accounted for 56% of the Company’s sales. In 2007, the three largest customers, each of which accounted for more than 10% of the Company’s sales, accounted for 98% of total sales in the aggregate. In 2007 the Company, for reasons of convenience, consistency and economy of scale, purchased its entire inventory from one vendor. This risk is mitigated to a great extent by the extensive availability of similar vendors at competitive prices throughout the United States.

           NOTE 13 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	Year Ended
	December 31,
	2008	2007
		(Restated)

Deferred Tax Assets:
Net Operating Losses	$5,820,000	$4,976,000
Option Expense	990,000	513,000
Accounts Receivable	-	38,000
Inventory Write Down	86,000	-
Valuation Allowances	(6,896,000)	(5,527,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2008 and 2007, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $14,900,000 at December 31, 2008 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2028.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:
	2008	2007
		(Restated)
U.S federal income tax at statutory rate	$(1,765,000)	$(2,299,000)
State income tax, net of federal income tax benefit	(260,000)	(338,000)
Impairment of intangible assets	-	389,000
Non cash interest	551,000	438,000
Beneficial conversion feature	41,000	136,000
Other permanent differenced	65,000	55,000
Valuation tax asset allowance	1,368,000	1,619,000

Effective tax rate	$-	$-

NOTE 14 -    EQUITY TRANSACTIONS

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

On August 25, 2007, the Company retired 125,000 shares of the Company's common stock for $10,000 as part of the Settlement Agreement and Mutual Release with AmberAlertAgent Development Co., LLC (see Note 15 below).

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

On January 8, 2008, the Company issued 180,000 shares of the Company’s restricted common stock for consulting and marketing services rendered for $0.16 per share. $28,800 was charged to operations with a corresponding credit to additional paid in capital.

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

On January 11, 2008, the Company issued 7,646,668 shares of the Company’s restricted common stock upon the conversion of $692,000 of the Company’s 10% convertible notes.

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

On January 23, 2008, the Company issued 276,000 shares of the Company’s restricted common stock upon the exercise of warrants issued with the Company’s 10% convertible notes and received net proceeds of $24,000.

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

On February 5, 2008, the Company issued 175,000 shares of restricted common stock in connection with the issuance of promissory notes amounting to $175,000.

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

On April 10, 2008, the Company issued 1,753,847 shares of its common stock pursuant to a cashless warrant exercise, recording a $120,000 charge to stock compensation expense. Due to the fact that upon exercise of the warrant, the price was reduced from $0.47 to $0.01, the Company recorded an additional $117,000 to record this modification.

On April 17, 2008, the Company issued 50,000 shares of its restricted common stock in connection with the issuance of $50,000 promissory note.

On May 12, 2008, the Company, through a private sale, sold 142,857 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $20,000.

On May 14, 2008, the Company issued 300,000 shares of its common stock as part of the purchase of Echometrix, Inc. (See Note 3) and recorded the net purchase price as an intangible asset.

On May 20, 2008, the Company, through a private sale, sold 500,000 shares of its restricted common stock at a price of $.14 per share and received net proceeds of $70,000.

On May 28, 2008, the Company, issued 1,275,000 shares of its restricted common stock as part of a legal settlement (See Note 15) and recorded a corresponding charge to the statement of operations of $165,750.

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

On September 4, 2008, the Company through a private sale, issued 240,000 shares of its restricted common stock as a result of a promissory note issued for $80,000.

On September 30, 2008, the Company issued 357,583 shares of the Company’s common stock upon the conversion of $45,000 of the Company’s 10% convertible notes and accrued interest of $596.

On October 3, 2008, the Company issued 872,825 shares of its common stock upon the conversion of $100,000 of the Company’s 10% convertible notes and accrued interest of $39,492.

On October 16, 2008, the Company, through a private sale, issued 200,000 shares of its restricted common stock as a result of a promissory note issued for $100,000.

On October 31 2008, the Company, through a private sale, issued 100,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On October 31, 2008, the Company, through a private sale, issued 600,000 shares of its restricted common stock as a result of a promissory note issued for $300,000.

On November 18, 2008, the Company issued 1,400,000 shares of the Company’s restricted common stock as compensation to consultants and directors and are valued at approximately $126,000.

As of December 31, 2008 the Company issued 742,867 shares of the Company’s restricted common stock as payment in kind for interest due from December 2007 through December 2008 on the Company’s 10% convertible notes.

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

On December 31, 2007, we also extended the term to exercise Placement Agents’ Class A Warrant from December 31, 2007 to December 31, 2008. The exercise price of the Class A Warrant was lowered from $0.985 to $0.17 per share of our common stock, and we reduced the exercise price of our Class B Warrant from $2.285 to $0.17 per share of our common stock. All other terms and conditions of the Warrants remained the same.

On March 25, 2008, we extended the term to exercise the Class A Warrant from March 31, 2008 to July 31, 2008. All other terms and conditions of the Warrants remained the same and became effective on June 11, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission

On August 28, 2008, the Company extended the term to exercise the Class A Warrant from August 31, 2008 to March 31, 2009.  All other terms and conditions of the Warrants remained the same and became effective on October 8, 2008 when the Company received a Notice of Effectiveness from the Securities and Exchange Commission.

On March 26, 2009 the Company filed an 8-K stating that it intends to extend the terms to exercise the Class A Warrant from March 31, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010. The Company will file a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment”). The extended date will become effective upon the date on which the Securities and Exchange Commission declares the Post-Effective Amendment.

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit.

On January 29, 2007, warrants were issued to a consultant to acquire 900,000 shares of the Company’s common stock at  $0.47 per share, exercisable for five years, as part of the compensation and further incentive for the consultant to devote  his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007.  The warrants vest in three equal amounts of 300,000 warrants on each of the following dates January 29, 2008, January 29, 2009 and January 29, 2010 provided that the consultant is still retained by the Company. These shares were valued at  $216,000, the fair value of warrant at the date of issue. This amount is being accreted over the vesting period of the  warrants using the straight line method.  For the years ended December 31, 2008 and 2007, a total of $72,000 and $66,000, respectively, was charged to operations with a corresponding credit to additional paid in capital.

In April 2008, the Company lowered the exercise price of 900,000 shares from $0.47 to $0.01 and the options were exercised on a cashless basis.  As a result of the price modification, the Company recorded compensation expense amounting to $117,000.  Upon exercise, the Company recorded $9,000 to compensation expense and a corresponding credit to common stock and additional paid in capital.

On January 29, 2007, warrants were issued to a consultant to acquire 1,000,000 shares of the Company’s common stock at $0.47 per share, exercisable for five years, as further incentive for the consultant to devote his best efforts to the performance of services specified under a 3-year consulting agreement dated January 29, 2007. The warrants vest when the consultant has achieved $2,000,000 in net direct and indirect sales, as defined, in any one calendar year provided that the consultant is still retained by the Company. The fair value of warrant will be charged to operations with a corresponding credit to additional paid in capital on the date the sales target is achieved. In April 2008, 853,847 shares of common stock were issued on a cashless basis resulting in a $111,000 charge to compensation and a corresponding credit to common stock and additional paid in capital.

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

On August 15, 2008, a warrant was issued to a consultant to acquire 400,000 common shares at $0.15 per share exercisable for three years as part of the compensation for consulting services rendered. A total of $44,000 (the fair value of the warrant on the date of issue) was recorded as consulting expense.

During the fiscal year ended December 31, 2008, the Company issued 2,871,400 warrants in connection with sales of its restricted common stock.  All warrants have a three year term and are exercisable at a range of $0.14 to $0.35 per share.

For the year ended December 31, 2008, 3,080,276 of warrants were exercised for total proceeds of approximately $114,000.

                NOTE 15 - COMMITMENTS AND CONTINGENCIES.

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

On August 2, 2007, the Company and the plaintiffs signed a Settlement Agreement and Mutual Release whereby all legal actions were dismissed. Under the terms of the Settlement Agreement, SearchHelp placed $10,000 into escrow and released to the plaintiffs an aggregate of 1.375 million shares of the Company's common stock which were previously being held in escrow.  The remaining 125,000 shares which were previously held in escrow were returned to the Company and retired.  In addition, pursuant to the Settlement Agreement, SearchHelp and Amber Alert Agent entered into a License Agreement pursuant to which the Company received a perpetual, royalty-free, worldwide, and non-exclusive license to use, including to reproduce, perform, display, distribute, and create derivative works from, certain Sentry Predator Locator software and all related documentation.  An additional $10,000 was placed in escrow for payment of transition services to be provided by the plaintiffs to assist the Company in migrating the software onto the Company's servers.  The source code for the licensed software was also placed into escrow. All escrowed items will be released upon the successful transition of the software.  In February 2009, the Company, AmberAlertAgent Development Co., LLC, all of the plaintiffs and the Escrow Agent reached a settlement agreement, and $9,500 of the funds were released to the Company and $9,500 was released to the Plaintiffs in accordance with the Settlement Agreement. $1,000 was paid to the escrow agent for escrow fees and the source codes were delivered to Plaintiffs in accordance with the Settlement Agreement.

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

On May 22, 2008, a settlement agreement was reached between the Company and Mr. Carrizzo, whereby the Company has agreed to pay Mr. Carrizzo $150,000 and issue 1,275,000 of the Company’s restricted common shares in full and complete settlement of all monetary and non-monetary claims by Mr. Carrizzo.  Mr. Carrizzo turned in and the Company terminated 3,270,000 options as part of the settlement. A cash payment of $10,000 was made immediately upon execution of the settlement agreement and $5,000 per month commencing thirty days after the initial payment is due until the full amount is paid. If the Company raises $500,000 in additional equity financing in a single transaction, a one time accelerated payment of $20,000 is to be made to Mr. Carrizzo. If the Company raises an additional $500,000 in a single transaction, an additional $20,000 accelerated payment is to be made. . The common shares payment was delivered in two stock certificates on May 28, 2008. The first 625,000 shares issued are restricted until such time as when the Company files a registration statement that is declared effective by the SEC.  The second payment of 650,000 common shares are subject to the first stipulation and have an additional legend that prohibits their resale prior to March 1, 2009.

Charles Davis

   On May 23, 2008, the Company responded to a letter dated May 22, 2008 and sent a notification to return personal and intellectual property belonging to the Company from the former Chief Technology Officer, Charles Davis.  Mr. Davis claims independent rights to use technology owned and developed by SearchHelp, Inc and Echometrix.  The Company maintains that Mr. Davis is in violation of his confidentiality obligations and has demanded all records, software and data owned by SearchHelp, Inc and subsidiaries to be returned to the Company immediately.  Mr. Davis was charged with larceny based on a complaint filed by the Company and the case is being prosecuted by the Nassau County District Attorney's office.

Freifeld

   On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgement in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgement for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. No date has been set. As of April 14, 2009, management has determined that the possibility that summary judgement for the plaintiffs is remote.

(b)              Leases

The Company signed a new operating lease beginning July 31, 2006 for its corporate office space located in Syosset, New York.  The lease has a term of five years and two months and expires on September 30, 2011.  The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending	Amount
December 31, 2009	$55,182
December 31, 2010	$56,917
December 31, 2011	$43,768

Rent expense was $61,953 and $82,279 for the years ended December 31, 2008 and 2007, respectively.

             NOTE 16 - SUBSEQUENT EVENTS

On February 10, 2009, William Bozsnyak resigned as the Chief Executive Officer and Chairman of SearchHelp, Inc. (the “Company”).  Mr. Bozsnyak will continue to serve as a member of the Company’s Board of Directors and will become the Company’s Secretary.

On February 10, 2009 (the “Separation Agreement Effective Date”), in connection with Mr. Bozsnyak’s resignation as Chief Executive Officer and Chairman of the Company, the Company entered into a separation agreement with Mr. Bozsnyak (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Bozsnyak will remain a director of the Company. In addition, Mr. Bozsnyak will become the Secretary of the Company until March 31, 2010, subject to termination by Mr. Bozsnyak upon 30 days’ written notice. Pursuant to the Separation Agreement, the Company acknowledged that it owes Mr. Bozsnyak an aggregate of $616,046.52 for accrued salary, principal and interest on personal loans, and options, and the Company agreed to pay the amounts due to Mr. Bozsnyak in accordance with the schedule set forth therein, including $10,000 upon execution of the Separation Agreement, $10,000 within ten days of execution of the Separation Agreement, and $8,000 per month commencing the week of March 6, 2009 and continuing for a period not to exceed three years, which may be accelerated under certain conditions as set forth therein. Mr. Bozsnyak has also agreed to convert the remaining monies owed into common stock at a conversion rate of $0.14 per share. The Company also agreed to grant Mr. Bozsnyak options to purchase shares of the Company’s common stock in the amount of $20,833 per month until December 31, 2009 at an exercise price equal to the ninety day volume weighted average price, to allow Mr. Bozsnyak to name an additional Board member for a period of three years from the Separation Agreement Effective Date (or until the Company generates a net annual profit in excess of $4 million, and subject to the unanimous approval of the Board of Directors), and to reimburse Mr. Bozsnyak for health insurance expenses in the amount of up to $2,500 per month for a period of 36 months, if Mr. Bozsnyak requires health insurance. Pursuant to the Separation Agreement, Mr. Bozsnyak will retain 1,895,556 vested options for a period of three years from the Separation Agreement Effective Date; all other unvested options were cancelled.

On February 10, 2009, Jeffrey Greene was appointed to serve as the Company’s Chief Executive Officer. Mr. Greene, 61 has spent the last 30 years as a CEO/COO starting, restarting and rehabilitating businesses in banking, technology, entertainment and most recently the wireless space.  Greene started down this path after serving as the Chairman of Citicorp Information Management Services, which was one of the largest resellers of marketing intelligence to the packaged goods industry.  He later became the President of Island Trading Company the owner of 74 entertainment properties including Island Records.  As President of the Pharmacy Fund he raised over $2 Billion in the securitized asset back market while reselling pharmaceutical information to the key manufacturers.

On February 10, 2009, the Company entered into an employment agreement with Mr. Greene (the “Greene Employment Agreement”), pursuant to which Mr. Greene will serve as the Company’s Chief Executive Officer and on the Company’s Board of Directors, effective upon the resignation of the prior Chief Executive Officer, which resignation occurred on February 10, 2009 (the “Greene Effective Date”). The Greene Employment Agreement has a term of three years, subject to earlier termination as provided therein, and may be extended beyond the initial three year term by mutual agreement of the Company and Mr. Greene (the “Greene Term”). Pursuant to the Greene Employment Agreement, Mr. Greene will receive a base salary of $240,000, which may be increased up to $300,000 during the first year of the Greene Term if certain milestones are achieved.  Commencing one year from the Greene Effective Date, all salary increases or bonus payments will be in the sole discretion of the Company’s Board of Directors. Pursuant to the Greene Employment Agreement, the Company agreed to grant Mr. Greene a) one million five hundred thousand options, vesting over a three year period from the effective date on a cashless basis (if still employed) at an exercise price equal to the thirty day volume weighted average price set on the effective date; b) three million five hundred thousand warrants to purchase the Company’s common stock at an exercise price of ten cents expiring February 10, 2014; and c)  four million performance based stock options, which will vest based on the achievement of certain milestones.

The Greene Employment Agreement may be terminated by the Company for Good Cause (as defined therein), in which event Mr. Greene shall have no right to any further base salary or other benefits or bonus, and Mr. Greene shall forfeit all non-vested options, warrants and stock, and any warrant, option, or cash bonus granted within 180 days.  If the Company terminates the Greene Employment Agreement (other than for Good Cause), Mr. Greene shall be entitled to a severance payment equal to one month’s salary during year one of the Term, two months’ salary during year two of the Term, and three months’ salary during year three of the Term.

The Greene Employment Agreement may also be terminated by Mr. Greene, in the event of a Material Breach (as defined therein, including the termination by the Company for reasons other than Good Cause) by the Company. If Mr. Greene terminates the Greene Employment Agreement as a result of a Material Breach by the Company, the Company shall continue to provide Mr. Greene with his base salary and benefits for a period of three months. If Mr. Greene terminates the Greene Employment Agreement for a reason other than a Material Breach by the Company, Mr. Greene shall forfeit any warrant, option, or cash bonus granted within 180 days.

On February 9, 2009, Peter Sealey was appointed to the Company’s Board of Directors and will serve as its Chairman.

On February 9, 2009, the Company entered into an agreement with Mr. Sealey (the “Sealey Agreement”), pursuant to which Mr. Sealey will serve as the Company’s Non-Executive Chairman, effective upon the resignation of the prior chairman (which resignation occurred February 10, 2009) (the “Sealey Agreement Date”). The Sealey Agreement has a one year term, subject to earlier termination as provided therein, and may be extended upon a proxy shareholder approval, or if an annual shareholder meeting and/or meeting do not occur, by mutual agreement between Mr. Sealey and the Board of Directors. Pursuant to the Sealey Agreement, the Company agreed to grant Mr. Sealey, on the Sealey Agreement Date, 500,000 fully vested five year warrants to purchase shares of the Company’s common stock at an exercise price that is the lesser of $0.10 or the 30 day volume average weighted average price. The Warrants may be exercised on a cashless basis so long as Mr. Sealey serves as the Company’s Non-Executive Chairman.  The Company also agreed to grant Mr. Sealey 2,500,000 performance based stock options which shall vest based upon the achievement of certain milestones.

The Company may terminate the Sealey Agreement for Good Cause (as defined therein), in which event Mr. Sealey shall forfeit any non-vested options, warrants, or stock and any warrant, option or cash bonus received within 180 days. The Sealey Agreement may also be terminated by Mr. Sealey, in the event of a Material Breach (as defined therein, including the termination by the Company for reasons other than Good Cause) by the Company. If Mr. Sealey terminates the Sealey Agreement for a reason other than a Material Breach by the Company, Mr. Sealey shall forfeit any warrant, option, or cash bonus granted within 180 days.

Equity

On January 6, 2009 the Company issued 775,000 shares of the Company’s restricted common stock as bonuses to employees and directors and are valued at approximately $109,000.

On January 7, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On January 15, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On February 1, 2009, the Company, through a private sale, issued 50,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On February 2, 2009, the Company, through a private sale, issued 100,000 shares of its restricted common stock as a result of a promissory note issued for $50,000.

On February 2, 2009, the Company, through a private sale, issued 250,000 shares of its restricted common stock as a result of a promissory note issued for $125,000.

On February 19, 2009, the Company, through a private sale, issued 25,000 shares of its restricted common stock as a result of a promissory note issued for $25,000.

On March 5, 2009, the Company, through a private sale issued 1,000,000 shares of its restricted common stock as a result of promissory notes issued for $500,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our internal control over financial reporting was not effective as of December 31, 2008.

Management's Annual Report on Internal Controls and Procedures.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to accounting for modification of debt.

Due to our small size, limited financial resources, and turnover of our Chief Financial Officer, who has been the only individual involved in our accounting and financial reporting, there has been no segregation of duties within the accounting function. This lack of segregation of duties represents a material weakness.

In efforts to address this material weakness, we are planning to add additional personnel to the internal accounting operation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Company has a seven-member board of directors. The identity of each of our directors and executive officers and their principal occupations for the past five years are as follows.

			Year
Name	Age	Position	Began Service
William Bozsnyak (1)	48	Former Chairman and Chief Executive Officer	2001

Peter Sealey (1)	60	Chairman of the Board	2009

Jeffrey Greene (1)	62	Chief Executive Officer	2009

Erica Zalbert	34	Chief Financial Officer	2008

Brian O’Connor (2)	62	Director	2005

Frank Chester	60	Director	2009

Randy S. Zelin	45	Director	2007

William Bozsnyak, 48, is the founder, chief executive officer and chairman of the board of SearchHelp. After a successful career in the financial services industry, Mr. Bozsnyak created a local Internet portal in 1998 which focused on meeting the advertising needs of small businesses that were not being met on a national level. In addition to his current duties, Mr. Bozsnyak has served SearchHelp in several capacities since its inception in January 2001 including treasurer, chief financial officer and vice president. Prior to forming SearchHelp, Mr. Bozsnyak began his career with J.P. Morgan Securities Inc. in 1982 and rose to become a vice president in its Institutional Fixed Income Sales Department. In 1993, he left Morgan to join UBS Securities Inc. as vice president of its Global Fixed Income Department. In this role, he was responsible for the sale of U.S. fixed income securities to major institutional U.S. firms. Mr. Bozsnyak graduated in 1982 from the New York Institute of Technology with a Bachelor’s in Business Administration and a minor in Finance. Effective February 10, 2009, Mr. Bozsnyak continues to serve on the Company’s  board of directors and as the Company’s Secretary.

Peter Sealey, 66, is the Chairman of the board of SearchHelp effective February 10, 2009, and is the CEO and founder of The Sausalito Group, Inc., a diversified management consulting firm based in Sausalito, CA and offering capabilities in business and marketing strategy, brand identity, market research, advertising services, business development, and expert witness testimony.  Peter held numerous positions at the Coca-Cola Company and became its first CMO in 1990. In addition, Mr. Sealey has served as a management consultant for numerous leading firms including VeriSign, The General Motors Corporation, The Coca-Cola Company, Sony New Technologies, Inc., the Anheuser-Busch Company, Visa U.S.A., United Parcel Service, ImproveNet, Johnson & Johnson, Hewlett-Packard, The Eastman Kodak Company, and Nokia. He serves, or has served, on the Boards of Advisors of Intent MediaWorks, FaceBook.com, Veoh Networks, Log Savvy, Inc., DiStreams, Inc., HomeGain.com, Space.com, AgentWare, Learning Framework, NetOyster, Zinio & eVoice.com. He is a special partner in DigaComm Ventures, LLC.

Jeffrey Greene, 62, is the Chief Executive Officer of SearchHelp effective February 10, 2009.  Prior to joining SearchHelp, Mr. Greene spent the last 30 years as a CEO/COO starting, restarting and rehabilitating businesses in banking, technology, entertainment and most recently the wireless industry space.  Greene served as the Chairman of Citicorp Information Management Services, which was one of the largest resellers of marketing intelligence to the packaged goods industry.  He later became the President of Island Trading Company, the owner of 74 entertainment properties including Island Records.  As President of the Pharmacy Fund, a major  “factor” of third party pharmacy receivables, he raised over $2 Billion in the securitized asset backed securities market while reselling pharmaceutical information to the key manufacturers.

Erica Zalbert, 34, became the Chief Financial Officer of SearchHelp, Inc. in May 2008. Prior to joining the Company, Ms. Zalbert, was employed with Cambridge Who's Who Publishing, Inc., as Controller. Ms. Zalbert established its accounting department from the ground up, overseeing the internal accounting of all merged who's who entities, consolidated their financial reporting, captured daily and weekly revenues, managed the payroll process, and implemented a Microsoft-based Solomon accounting system. Ms. Zalbert's professional career in finance and accounting began when she joined PricewaterhouseCoopers as an Associate in 1998, and leaving in 2003.During her tenure, she conducted audits for a diversified clientele in the manufacturing, distribution, retail, telecommunications, advertising, mortgage banking, education, and not-for profit sectors. From 2003 to 2006, Ms. Zalbert held the position of Vice President of Financial Reporting for Newtek Business Services (NASDAQ: NEWT). Her responsibilities included reviewing financials for the parent company and 60+ subsidiaries, inter-company analysis, and SEC and regulatory reports. Ms. Zalbert maintained stock compensation schedules, segment accounting and auditing schedules, and performed FIN 46 analysis. She revamped the department, transitioning the records of 25 Newtek companies from a consulting firm to in-house staff, implementing MAS 500 accounting software and FRX reporting software. Ms. Zalbert earned a BBA in Accounting from Hofstra University and is a Certified Public Accountant.

Brian O’Connor, 62, is a director of SearchHelp, and the former Chief Operating Officer.  From 1998 until joining SearchHelp in June 2005, Mr. O’Connor was President of ETP and founder of Worldwide Commerce Exchange and Ann’s Boston Brownie Company. Mr. O’Connor was formerly the vice president for North American and Asia Pacific Sales for Polaroid Corporation from 1989 to 1998. In this capacity, he was responsible for sales and marketing of Polaroid’s U.S. business, generating over $1.1 billion in sales with over 900 employees. While at Polaroid, he also established an international consumer sales group in Asia, Japan, South America, Africa and the Middle East for Polaroid component products.  Mr. O’Connor currently serves on the board of directors of the Dana Farber Cancer Institute and the Jimmy Fund Advisory Council. Formerly, he served on the board of directors of the Carroll School for Dyslexic Children and The New England Sports Museum.  Mr. O’Connor resigned from his position as Chief Operating Officer in December 2008, but retains his position as a director.

Frank Chester, 60, was a member of the New York Stock exchange for twenty four years, with experience on the floor for almost forty years. During his years as a member, he owned a seat for fifteen years until the exchange became a public entity. When the exchange became public the seat was exchanged for stock and cash. Mr. Chester helped to start two brokerage firms become active members on the floor. Mr. Chester graduated from Villanova University in 1970 with a Bachelor of Science in Business Administration. He has been a guest on such television programs as CNBC, Fox Business, and Bloomberg radio.

Randy S. Zelin, 45, is a director of SearchHelp. An experienced attorney in private practice and a former Nassau County, NY Assistant District Attorney, Mr. Zelin concentrates in the areas of criminal defense and securities litigation. From June 2000 to present, Mr. Zelin serves as President of Randy Scott Zelin, P.C., a law firm in Westbury, New York. He is a graduate of Hofstra University (B.A. 1984) and the Touro College Jacob D. Fuchsberg Law Center (J.D. 1987). He is of counsel to Pryor & Mandelup, LLP, a distinguished bankruptcy, reorganization, and civil practice, where he maintains his office. Mr. Zelin is admitted to practice in New York, New Jersey, and in the U.S. District Courts for the Southern, Eastern, and Northern Districts of New York, and the U.S. Court of Appeals for the Second Circuit. Mr. Zelin is a member of the Nassau County Bar Association and the National Association of Criminal Defense Lawyers. He has lectured at continuing legal education programs on criminal law and procedure and has taught as a guest instructor in various local law schools’ trial advocacy programs as well as for the National Institute for Trial Advocacy. He also appears regularly on CNN Headline news to discuss noteworthy trials and criminal justice issues.

Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed.  Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

(1)
Effective February 10, 2009, the Company and Mr. Bozsnyak entered into a Separation Agreement pursuant to which he resigned as the Chairman of the Board and as Chief Executive Officer.  He will retain his position as Secretary and as a director of SearchHelp.  In connection with Mr. Bozsnyak’s resignation, Mr. Sealey was appointed the Chairman of the Board of SearchHelp and Mr. Greene became the Chief Executive Officer of SearchHelp.

(2)	Effective December 15, 2008, Mr. Brian O’Connor resigned as the Company’s Chief Operating Officer. He will retain his position as a director of SearchHelp.

Audit Committee

On April 2, 2003 the Board of Directors established an Audit Committee, which consists of one director, who must be an independent director, as defined in the Charter for the Audit Committee. The Audit Committee consisted of David Barnes, as Chairman, until his resignation on March 26, 2009.  Members of the Committee are appointed by the Board of Directors and serve one-year terms. Members may be removed by the Board of Directors at any time with or without cause. Upon the removal or resignation of a member, the Board of Directors may appoint a successor to serve the remainder of the unexpired term. The Audit Committee will meet at least four times annually with the independent auditors and more frequently as circumstances dictate.

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

Audit Committee Financial Expert

The Company does not have a financial expert, as defined in paragraph (d) (2)(5)(ii) of Item 407 of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of SearchHelp’s officers and directors, and persons who own more than ten percent of a registered class of SearchHelp’s equity securities, to file reports of ownership and changes in ownership of equity securities of SearchHelp with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish SearchHelp with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to SearchHelp during 2008 SearchHelp believes that none of its officers, directors and greater than 10% beneficial owners failed to file timely such Forms on a timely basis during the most recent fiscal year except that Erica Zalbert and Randy Zelin each filed a Form 3 late. David Barnes, William Bozsnyak and Randy Zelin each filed a Form 4 late.

Item 11. Executive Compensation

Each of our named executive officers has entered into a three year employment agreement with SearchHelp.  Pursuant to the respective employment agreement, each executive officer receives an annual base salary, a non-ISO option grant, paid health insurance and three to five weeks of vacation annually.  The employment agreements require the named executive officers to maintain the confidentiality of SearchHelp information and subject them to non-competition and non-solicitation restrictions during their employment.

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary (1)		Bonuses	Option Grants (2)		All Other	Total
Position		($)		($)	($)		Compensation (3)	($)
							($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)
William J. Bozsnyak, Former	2008	$150,000		-	-		100,000	$250,000
Chairman and Chief Executive	2007	$150,000	(6)	-	59,856	(4)	100,000	$309,856
Erica Zalbert, Chief Financial	2008	$66,000		-	-		-	$66,000
Officer (5)	2007	n/a		n/a	n/a		n/a	n/a
Brian P. O’Connor, Chief	2008	$139,615	(9)	-	-		-	$139,615
Operating Officer	2007	$138,600	(6)	-	59,722	(7)	6,000	$204,322

(1)           Salary represents base salary earned in 2008 and 2007.

(2)           Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R

(3)        Includes $100,000 to Mr. Bozsnyak paid quarterly in options to purchase our common stock (see 8 below).The named executive officers’ other compensation included a $12,000 vehicle allowance (through June 2007) for Mr. O’Connor ..

(4)           Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 1,000,000 options granted to Mr. Bozsnyak on May 1, 2005, pursuant to his employment agreement.

(5)           Ms. Zalbert commenced employment with SearchHelp as our Chief Financial Officer in May 2008.  Her compensation amounts reflect her compensation for the period during which she served in this position.

(6)           Includes the receipt of options on August 1, 2007 in lieu of cash.

(7)         Represents the amount recognized by SearchHelp for financial statement reporting purposes in accordance with FAS 123R for 900,000 options granted to Mr. O’Connor on June 8, 2005, pursuant to his employment agreement.

(8)        On January 29, 2007, we amended the terms of Mr. Bozsnyak's employment agreement.  Under the terms of the amendment, (i) the term of the employment agreement was extended until December 31, 2009, (ii) beginning on January 1, 2007, Mr. Bozsnyak's base salary was increased to $250,000 per annum, of which $150,000 is payable in cash and, until such time as we have cash flow in excess of $1 million for two consecutive quarters, $100,000 shall be paid quarterly in options to purchase our common stock (iii) in the event we acquire another company, Mr. Bozsnyak will receive a number of options to purchase our shares, as the Board shall determine to be sufficient to compensate Mr. Bozsnyak for his efforts in connection with such transaction, at the then current market value and (iv) continued compensation under the terms of Mr. Bozsnyak for a period of five years after a change of control.

(9)     Includes compensation through his resignation as Chief Operating Officer on December 15, 2008.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2008.

	OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)		Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)				(b)	(c)		(d)
William J.	1,000,000	(2)	1,000,000	-		$0.45	4/30/2010
Bozsnyak, Former Chairman and Chief Executive Officer	140,000 60,000 62,500 113,636 123,077 282,707 113,636	(5) (5) (4) (4) (5)	105,000 60,000 62,500 113,636 123,077 282,707 113,636	35,000 - 62,500 113,636 123,077 282,707 113,686	$ $ $ $ $ $ $	0.27 0.77 0.40 0.22 0.27 0.20 0.22	4/20/2010 5/20/2009 4/27/2012 7/21/2012 7/30/2012 7/30/2012 10/15/2012
Erica Zalbert, Chief Financial Officer	0		0	0		n/a	n/a

Brian P. O’Connor, Director	1,000,000 102,564 215,037	(3) (4) (4)	1,000,000 102,564 215,037	- - -	$ $ $	0.49 0.27 0.20	6/7/2010 7/30/2012 7/30/2012

(1)	No options were exercised in 2008 by any named executive officers.
(2)	Option granted May 1, 2005 pursuant to Mr. Bozsnyak’s employment agreement that vests based on continued employment through May 1, 2007, subject to earlier vesting upon certain circumstances.
(3)	Award granted June 8, 2005 pursuant to Mr. O’Connor’s employment agreement that vests based on continued employment through June 8, 2007, subject to earlier vesting upon certain circumstances.
(4)	Options granted on August 1, 2007 in lieu of cash payment of accrued salaries.
(5)	Quarterly option granted pursuant to Mr. Bozsnyak’s employment agreement (see Summary Compensation Table, (11) above)

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

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)
Randy S. Zelin (2)	2008	$0	$50,500	(3)	$50,500
	2007	-	-		-

(1)	No options were exercised in 2007 by any directors.
(2)	Mr. Zelin joined the Board in 2007.
(3)	Represents amounts recognized by SearchHelp for financial statement reporting purposes of 450,000 shares of restricted common stock.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 13, 2009, with respect to the beneficial ownership of our Common Stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group.  The Company's issued and outstanding voting securities at the close of business on April 13, 2009, consisted of 74,538,976 shares of Common Stock.  Unless otherwise indicated, the address of each of the named persons is care of SearchHelp, Inc., 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791.

Name and Address	Shares Benefically	Percentage Beneficially
	Owned
William Bozsnyak (2)	10,010,250	13.43%
Lewis Asset Management Fund &	9,838,800	13.20%
LAM Opportunity Fund

Brian O’Connor (3)	3,134,268	4.20%
Randy S. Zelin	450,000	*
Erica Zalbert	200,000	*
All directors and executive officers as a group (4 persons)	13,794,518	18.51%

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

(2)           Consists of 8,114,694 shares of common stock and options to acquire 1,895,556 shares of common stock. Also includes 3,300,000 shares of common stock held by Mr. Bozsnyak’s wife.

(3)	Consists of 1,816,667 shares of common stock and options to acquire 1,307,601 shares of common stock. Also includes 1,150,000 shares of common stock held by Mr. O’Connor’s wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to stockholders

At December 31, 2008 and 2007, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $163,718 and $45,719, respectively, for working capital advances made to the Company.  On August 31, 2007, Mr. Bozsnyak converted $550,500 of working capital loans into 1,196,742 restricted shares of the Company’s common stock and 105,057 shares of the Company’s Convertible Series A Preferred Stock. For the years ended December 31, 2008 and 2007, interest expense was charged in the amounts of $10,639 and $44,620, respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, 7.25% at December 31, 2008 and 9.50% at December 31, 2007. At December 31, 2008 and 2007, $163,092 and $152,453 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $1,297 and $7,987 as of December 31, 2008 and 2007, respectively, for travel expenses and online advertising incurred on behalf of the Company.

Due to affiliates

The President of ETP has a minority interest in three affiliated companies.  Based upon cash flow needs, there are loans made to and/or from one of these affiliates as well as from the President of ETP directly. As of December 31, 2008 and 2007, the Company owed one of these affiliates $47,671 and $47,907, respectively.

Director Independence
None of the  directors  of the Company are  directors  of other  companies  with securities  registered  pursuant to section 12 of the Exchange Act or subject to the  requirements of section 15(d) of such act or any company  registered  under the Investment Company Act of 1940.

Item 14. Principal Accountant Fees and Services

Audit Fees:	Year ended December 31, 2008 - $ 50,000
Year ended December 31, 2007 - $ 45,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:	Year ended December 31, 2008 - $ 28,500
Year ended December 31, 2007 - $ 33,000

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:	Year ended December 31, 2008 - NONE
Year ended December 31, 2007 - NONE

All Other Fees:	Year ended December 31, 2008 - NONE
Year ended December 31, 2007 - NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have an audit committee.

Item 15. Exhibits

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
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

3(iv)	Amended By-Laws of the Company (Incorporated herein by reference to Form 8-K filed March 4, 2009)
4.1	Specimen Common Stock Certificate of the Company*
4.2	Specimen Class A Warrant Certificate of the Company*
4.3	Specimen Class B Warrant Certificate of the Company*
5	Opinion re: Legality (Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form SB-2 filed with the Securities and Exchange Commission on May 10, 2004 -File No. 33-97687).
10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*
10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*
10.5	Form of Placement Agent Warrant*
10.6	Company 2004 Stock Plan, dated January 1, 2004. **
10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **
10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **
10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **
10.10	Settlement Agreement, dated October 20, 2005, between SearchHelp, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)
10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**
10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)
10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)
10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O’Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.18	Secured Guaranty, dated September 15, 2005, between SearchHelp, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)
10.20	Exchange Agreement dated as of November 2, 2005, among SearchHelp, Inc., AmberAlertAgent, Inc. (“AAA”) and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)
10.21	Consulting Agreement, dated November 2, 2005, among SearchHelp, Inc., AmberAlertAgent Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***
10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)
10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)
10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)
10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak ****
10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.27
Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.29
Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 26, 2007)
10.31	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.32	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Diane Supinsky. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.33	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the
Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.34	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed June 6, 2007)

10.35	Series A Preferred Stock Purchase Agreement dated June 1, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.36	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009.

10.37	Employment agreement, dated February 10, 2009 between the Company and Jeffrey Greene.
10.38	Employment agreement, dated February 10, 2009 between the Company and Peter Sealey.
14	Code of Ethics of the Company.**
21	List of Subsidiaries***

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).
**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.
***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchHelp, Inc.

(Registrant)

By:	/s/ Jeffrey Greene
Jeffrey Greene, Chief Executive Officer

Date: April 14, 2009

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Bozsnyak
William Bozsnyak	Director	April 14, 2009
/s/ Peter Sealey
Peter Sealey	Chairman	April 14, 2009
s/ Frank Chester
Frank Chester	Director	April 14, 2009
/s/ Randy S. Zelin
Randy S. Zelin	Director	April 14, 2009
/s/ Brian O'Connor
Brian O'Connor	Director	April 14, 2009