Form 10-Q
period 2009-03-31
SEARCHHELP INC
filed 2009-05-15
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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

Issuer's telephone number, including area code (516) 802-0223

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchanges Act) Yes ☐ No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

The outstanding number of the issuer's common stock, par value $.0001, as of May 15, 2009 is 74,620,112 shares.

SEARCHHELP, INC. AND SUBSIDIARIES

INDEX
Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	2–3

Consolidated Statements of Operations For the Three months ended March 31, 2009 (Unaudited) and 2008 (Unaudited – Restated)	4

Consolidated Statements of Cash Flows For the Three months ended March 31, 2009 (Unaudited) and 2008 (Unaudited – Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -15

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	20

ITEM 4T –Controls and Procedures	20

PART II:

Item 1 – Legal Proceedings	21
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 – Defaults upon Senior Securities	22
Item 4 – Submission of Matters to A Vote of Securities Holders	22
Item 5 - Other Information	22
Item 6 – Exhibits	22
Signature Page	23

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$116,748	$25,217
Accounts receivable less allowance for doubtful accounts of $250 and $250 respectively	4,222	1,891
Prepaid expenses	4,487	18,780
Total current assets	125,457	45,888

Property and equipment – net	114,891	130,953

Other assets:
Capitalized software costs, less amortization of $37,877 and $22,043, respectively	152,020	86,914
Deferred finance costs, less amortization of $330,339	10,000	10,000
Security deposit	13,454	13,454
Intangible assets, less amortization of $38,627 and $28,970, respectively	-	9,657

Total other assets	175,474	120,025

Total assets	$415,822	$296,866

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Note payable - bank	$49,007	$49,007
Current portion of long term debt and capital leases	43,062	57,101
Current portion of 10% convertible notes payable	668,000	668,000
Short term convertible bridge notes payable, net of
discount of $97,576 and $59,279, respectively	1,467,424	1,230,721
Due to executive stockholders	713,616	887,755
Due to affiliates	47,671	47,671
Accounts payable	448,554	538,158
Accrued expenses	367,286	369,824
Total current liabilities	3,804,620	3,848,237

Other liabilities:
Convertible bridge notes payable, net of discount of $74,387 and $0, respectively	425,611	-
Obligations under capital lease, net of current portion	24,452	59,325
Note payable - equipment, net of current portion	6,894	7,377
Deferred rent	9,008	9,498
Total liabilities	4,270,585	3,924,437

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares; issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares; issued and outstanding -74,538,977 and 71,787,304, shares, respectively	7,454	7,178
Additional paid-in capital	20,039,532	19,214,710
Accumulated deficit	(23,901,839)	(22,849,549)
Total stockholders' deficit	(3,854,763)	(3,627,571)

Total liabilities and stockholders' deficit	$415,822	$296,866

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,

	2009	2008
	(Unaudited)	(Unaudited-Restated)
Revenues	$9,097	$83,872

Cost of Sales	244	31,863

Gross Profit	8,853	52,009

Operating expenses:
Selling	12,110	41,543
Web site costs	22,179	32,037
General and administrative	846,554	684,938
Depreciation and amortization	139,215	14,299
Total operating expenses	1,020,058	772,817

Loss from operations	(1,011,205)	(720,808)

Other expenses:
Interest	55,967	1,115,356
Interest - related party	1,008	1,754
Other (income) expenses	(15,890)	11,980
Amortization of deferred financing costs	-	32,880
Total other expenses	41,085	1,161,970

Net loss	$(1,052,290)	$(1,882,778)

Per share data
Loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of
shares outstanding- basic and diluted	73,521,920	58,113,516

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited-Restated)
Cash flows from operating activities:
Net loss	$(1,052,290)	$(1,882,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on payoff of capital lease	15,128	-
Write off of inventory	-	11,980
Bad debt expense	-	33,942
Common stock to be issued related to warrants and options	382,151	-
Fair value of warrants issued for services	18,000	-
Common stock issued for services and compensation	108,500	28,500
Stock issued for debt service	12,744	31,554
Compensatory element of stock options	93,344	216,217
Depreciation	16,062	14,299
Amortization of debt discount	-	42,744
Amortization of deferred financing costs	-	32,880
Amortization of software development costs	15,824	-
Amortization of intangible assets	9,657	-
Amortization of discount related to issuance of restricted stock	58,003	-
Amortization of beneficial conversion feature	15,708	34,058
Amortization of discount related to issuance of warrants	23,961	-
Interest and compensation expense as a result of modification of warrant exercise price	-	75,000
Interest expense as a result of conversion price reduction	-	910,500
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(2,331)	(431)
Inventories	-	27,509
Prepaid expenses and other assets	14,293	(25,896)
Deferred rent	(489)	(70)
Accounts payable and accrued expenses	(92,144)	(5,922)
Total adjustments	688,411	1,426,864

Net cash used in operating activities	(363,879)	(455,914)

Cash flows from investing activities:
Capitalized software costs	(80,930)	(67,303)
Net cash used in investing activities	(80,930)	(67,303)

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from financing activities:
Borrowings (payments) from stockholders	(174,139)	220,903
Payment of due to affiliates	-	(237)
Proceeds from warrants exercised in relation to convertible notes payable	-	108,996
Proceeds from bridge notes payable	850,000	25,000
Payments of bridge notes payable	(75,000)	-
Payments of note payable - equipment	(364)	(970)
Payments under capital lease	(64,157)	(12,017)
Payments of notes payable – bank	-	(755)
Proceeds from sale of securities	-	218,000
Net cash provided by financing activities	536,340	558,920

Net increase in cash	91,531	35,703

Cash at beginning of period	25,217	4,821

Cash at end of period	$116,748	$40,524

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$-	$6,635

Supplemental Schedules of Noncash Investing and Financing Activities:
Computer equipment under capital lease	$-	$36,811
Convertible notes converted to common stock	$-	$1,343,000
Debt discount related to restricted stock issued in connection to bridge loans	$106,436	$-
Debt discount related to warrants granted in connection to bridge loans	$60,911	$-
Debt discount of beneficial conversion feature in relation to bridge loans	$43,012	$-

See notes to consolidated unaudited financial statements

SEARCHHELP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 -         PLAN OF ORGANIZATION.

SearchHelp, Inc. develops software services committed to real-time online protection and family safety.  The   Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company, through the EchoMetrix division, also offers technology to corporations, within various verticals, to help management analyze real-time, natural language express and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $1,052,290 and $1,882,778 for the three months ended March 31, 2009 and 2008 (restated), respectively.  In addition, the Company had negative working capital of $3,679,163 and an accumulated deficit of $23,901,839 at March 31, 2009.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the first quarter ended March 31, 2009, the Company raised approximately $850,000 from the issuance of debt.

SearchHelp, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “SearchHelp”, the “Company”, “we”, “us” or “our” refers to SearchHelp Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2009. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - RESTATEMENT OF MARCH 31, 2008 FINANCIAL RESULTS:

In the first quarter ended March 31, 2008, the Company amended the conversion provisions, and warrant exercising price under its 10% convertible notes by significantly reducing the conversion price of the debt and warrant exercise price with the conversion price reduction being contingent upon the concurrent exercising of the warrant to purchases the Company’s common stock. The Company did not record the interest expense and increase to additional paid in capital associated with the accounting for the modification in accordance with U.S. generally accepted accounting principles.

The following adjustments are a result of an accounting change by the Company to properly reflect the accounting for the modification of the conversion price of the Company’s convertible notes, and the reduction in the related warrant exercise price pursuant to FAS 123 ( R).

The Company recorded for the three months ended March 31, 2008 a debit to interest expense of $985,500 and the corresponding credit was to additional paid in capital. The impact on the net loss was an increase of $985,500 for the three months ended March 31, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES:

(a) Earnings Per Share:

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2009 and 2008 have been excluded from the per share computations:

	For the Three Months Ended March 31,
	2009	2008
2004 Stock Plan Options	930,000	1,200,000
Non ISO Stock Options	12,288,157	6,283,157
Convertible Preferred Stock	9,012,370	9,012,370
Convertible Notes Payable	6,680,000	14,373,333
Warrants	10,741,084	11,724,684

(b) Recent Accounting Pronouncements:

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company adopted  (FSP) No. EITF 03-6-1 on January 1, 2009, which did not have an impact on our consolidated financial statements.

NOTE 4 – EMPLOYEE STOCK COMPENSATION

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

Accounting for Employee Awards:
The Company has adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.” and SFAS No. 123R (a revision of SFAS No. 123), “Accounting for Stock-Based Compensation”.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost is recognized over the period during which an employee is required to provide services in exchange for the award.  The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2009 and 2008 the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended March 31,
	2009	2008
Expected term (in years)	5	5
Expected volatilty	99.06%-99.96%	91.50%-92.51%
Expected dividend yield	0%	0%
Risk-free interest rate	2.51%-2.71%	4.17%-4.67%

Accounting for Non-employee Awards:
The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18.  The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards.  The Company utilizes the guidance set forth in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”) to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $2,400 and $19,000 for three months ended March 31, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

On January 6, 2009, there were 400,000 of options granted, 200,000 options to each of two employees.  The options vest upon certain performance measures and expire five years from the grant date. As of March 31, 2009, the Company recorded option expense amounting to $20,000 in connection with the options granted to the employees.

The following table represents our stock options exercised, and forfeited during the three months ended March 31, 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2009	13,438,157	$0.24	2.4235	$0
Granted	400,000	$0.15	4.7726	0
Exercised	-	-
Forfeited/expired	(620,000)	0.59	0.0000	0
Outstanding at March 31, 2009	13,218,157	$0.22	2.3423	$0

Exercisable at March 31, 2009	11,611,932	$0.23	2.1188	$0

As of March 31, 2009, there was $311,004 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes matured in two years from the date of issue, if not converted earlier. As of March 31, 2009 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $2,947 for the three months ended March 31, 2009 and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of March 31, 2009. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings.  The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values.  The resulting discount is accreted over a two year period, the life of the note, using the effective interest method.  If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method.  For the three months ended March 31, 2009 and 2008, an aggregate of $0 and $76,802 was charged to interest expense for the effective interest method, respectively.

As stated in Note 2, the Company modified certain terms of the notes, including a lower conversion price and a lower exercise price on the warrants.   The modification of the notes in the fiscal quarter ended March 31, 2008 resulted in additional interest expense of $985,500 with a credit to additional paid in capital.

As reflected on the balance sheets at March 31, 2009 and December 31, 2008, the note value, net of discount, was $668,000, respectively. As of March 31, 2009 the notes are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 6- SHORT TERM BRIDGE NOTES PAYABLE

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum at March 31, 2009 and is payable at the end of the term.  This note is in default at March 31, 2009.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of March 31, 2009, the total of $300,000 is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company began separate private placements to accredited investors of 10% short term promissory notes. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $990,000 from these promissory notes for the year ended December 31, 2008 and issued 1,835,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $310,749 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the three months ended March 31, 2009, the Company amortized a total of $48,150 of the discount. As of March 31, 2009, the Company has repaid $150,000 of these notes. As of March 31, 2009, a total of $840,000 of these short term promissory notes are currently outstanding.

During 2009, the Company began separate private placements to accredited investors of 10% short term promissory notes. These notes have maturity dates ranging from a period of six months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $850,000 from these promissory notes for the three months ended March 31, 2009 and issued 1,825,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $210,356 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the three months ended March 31, 2009, the Company amortized a total of $49,522 of the discount. As of March 31, 2009, the Company has repaid $75,000 of these notes. As of March 31, 2009, a total of $775,000 of these short term promissory notes are currently outstanding.

As of March 31, 2009, the Company’s bridge loan payable principal balance amounted to $2,065,000 of which $940,000 were in default as of the end of the fiscal quarter ended March 31, 2009.

NOTE 7 - DUE TO EXECUTIVE STOCKHOLDERS

At March 31, 2009 and December 31, 2008, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $163,718, respectively, for working capital advances made to the Company.

For the three months ended March 31, 2009 and, interest expense was charged in the amounts of $1,008 and $1,754, respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit, 7.25% at March 31, 2009 and December 31, 2008. At March 31, 2009 and December 31, 2008, $164,100 and $163,092 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $0 and $1,297 as of March 31, 2009 and December 31, 2008, respectively, for travel expenses and online advertising incurred on behalf of the Company.

At March 31, 2009 and December 31, 2008, $385,798 and $463,271, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Caruso, Mr. Supinsky and Mr. O’Connor. A total of $88,997 was owed to Mr. Bozsnyak December 31, 2008, as equity compensation per his employment agreement.

At March 31, 2009 and December 31, 2008, the Company owed $17,500 and $14,000, respectively, to the former chairman of the audit and compensation committees, who is a shareholder.

                NOTE 8 -    EQUITY TRANSACTIONS

During the three months ended March 31, 2009, the Company issued 127,673 shares of the Company’s restricted common stock as payment in kind for interest due for January and February 2009 on the Company’s 10% convertible notes.

During the three months ended March 31, 2009, the Company issued 1,825,000 shares of the Company’s restricted common stock as a result of promissory notes issued amounting to $850,000 (Note 6). In addition, the Company issued 775,000 shares of the Company’s restricted common stock as payment for services and compensation to employees recording a charge to stock compensation for $87,500.

The Company issued 24,000 shares of common stock in connection with warrants exercised in the year ending 2008.

Common Stock to be Issued:

During the three month period ended March 31, 2009, the Company granted options and warrants in accordance with certain employment agreements. In order to comply with GAAP, the Company has implemented an additional equity category to account for these options and warrants that have been earned but not yet issued or exercised.  For the three months ended March 31, 209, the Company recorded approximately $380,000 of expense with a corresponding credit to the line item called common stock to be issued.

Warrants :
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

During the three months ended March 31, 2009 and the fiscal year ended December 31, 2008, the Company issued 875,000 and 2,871,400 warrants, respectively in connection with promissory notes issued and sales of its restricted common stock.  All warrants have a three to five year term and are exercisable at a range of $0.14 to $0.35 per share.

For the year ended December 31, 2008, 3,080,276 of warrants were exercised for total proceeds of approximately $114,000. There were no warrants exercised in the first quarter ended March 31, 2009.

         NOTE 9 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. No date has been set. As of May 15, 2009, management has determined that the possibility that summary judgment for the plaintiffs is remote.

            NOTE 10 -     SUBSEQUENT EVENTS

On May 11, 2009, Brian O’Connor resigned from the Company’s board of directors.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

General

SearchHelp, Inc. develops software services committed to real-time online protection and family safety.  The   Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company, through the newly acquired EchoMetrix division, intends to  offer technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new EchoMetrix division.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

During the three months ended March 31, 2009, the Company focused on three primary operating priorities:

●
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

The Company also announced its intent to commercialize its EchoMetrix technology (the “Pulse” product) developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape. The first half of 2009 will be spent signing beta users and prepare for the Pulse which is expected to be completed early in 2009.  At that time, the Company believes that EchoMetrix will be in a position to generate  revenue. The revenue model involves switching its Beta users to paid users.  The model is a monthly per seat user model.  The Company will charge  between $500-$5,000 per month per computer. The Company expects Pulse to be  distributed through market research firms and  advertising.

●
Raising Awareness in the Marketplace. We began a concerted effort to increase advertising and promotion in order to foster awareness of the Sentry product line in the marketplace. The Company has been pursuing OEM relationships, infomercial and other promotional videos, increasing product give-aways, and increasing the level of Internet advertising.

●
Addressing the Company's liquidity and capital needs.   Since inception, the Company has not generated any significant cash flows from operations. Therefore, the Company has funded its operations by issuing notes and by selling common stock and preferred stock.  Management has determined that the Company will require additional capital in order to fully exploit the market for its products and services. See – Liquidity and Capital Resources.

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

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2009 and March 31, 2008 (restated)

Revenue for the three months ended March 31, 2009 and 2008 was $9,097 and $83,872, respectively, a decrease of $74,775. The decrease relates to sales from distributors in the prior comparative period totaling approximately $74,000. The current period consists of on-line sales only.

Cost of sales for the year three months ended March 31, 2009 and 2008 was $244 and $31,863, respectively.  The decrease in cost of sales is a directly related to the Company’s having fewer sales.

Selling costs decreased to $12,110 from $41,543 for the three months ended March 31, 2009 and 2008, respectively.  This is directly attributable to the Company’s focus on shifting sales channels from distributors to on-line sales.

General and administrative expenses increased to $846,554 from $684,938 for the three months ended March 31, 2009 and 2008, respectively.  This increase consists of an increase in compensation costs (which includes stock compensation, salaries, taxes and benefits) of $192,604.  The remaining decrease is due to the Company’s efforts to reduce overall costs.

Depreciation and amortization expenses increased to $139,215 for the three months ended March 31, 2009 from $14,299 for the prior comparative period.  The increase relates primarily to the amortization of debt discount associated with the short term promissory notes issued in the later part of 2008 and the first quarter 2009.  Total amortization related to such notes for the three months ended March 31, 2009 totaled $97,672. Also included in the current period is amortization of software and intangibles totaling $25,481 and depreciation of fixed assets of $16,062.  The prior period amount relates to depreciation of fixed assets.

Interest expense for the three months ended March 31, 2009 and 2008 (as restated) was $55,967 and $1,115,356, respectively, a decrease of $1,059,389. This decrease in interest expense is a result of the conversion of  $1,388,000 of notes in the first quarter of fiscal year 2008, and recording a charge for the modification of debt (due to a lower conversion price and lower warrant exercise price) of $985,500.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2009, the Company had cash and cash equivalents of $116,748 and a working capital deficiency of $3,679,163.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the three months ended March 31, 2009 and 2008 (as restated) was $363,879 and $455,914, respectively.  The prior comparative period’s net cash used in operating was due to a net loss of $1,882,778 offset by the interest expense related to the modification of debt of $985,500 (Note 2).  The current period net cash used in operating activities relates to the net loss of $1,052,290 offset by adjustments totaling $688,411, which primarily relate to compensation expense.

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $80,930 and $67,303 and are attributable to the additions of software costs.

Net cash provided by financing activities was $536,340 and $558,920 for the three months ended March 31, 2009 and 2008, respectively. The decrease was a result of the Company’s ability to raise funds through short term promissory notes in the current period amounting to net proceeds of $775,000, offset by payment to former shareholders and pay off of a capital lease.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed," software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2009, and 2008 the Company capitalized $80,930 and $67,303 of software development costs, respectively.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three month periods ended March 31, 2009 and 2008 was $15,824 and $0 respectively.

 In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the three month period ended March 31, 2009.

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

Other Accounting Policies:

Refer to the Annual Report on Form 10-K for the year ended December 31, 2008 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 4T.  Controls and Procedures.

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2009 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2009 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. No date has been set. As of May 15, 2009, management has determined that the possibility that summary judgment for the plaintiffs is remote.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2009 the Company issued 775,000 shares of the Company’s restricted common stock as bonuses to employees and directors and are valued at approximately $109,000.

On January 7, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock in connection with a promissory note issued for $50,000.

On January 15, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock in connection with a promissory note issued for $50,000.

On February 1, 2009, the Company, through a private sale, issued 50,000 shares of its restricted common stock in connection with a promissory note issued for $50,000.

On February 2, 2009, the Company, through a private sale, issued 100,000 shares of its restricted common stock in connection with a promissory note issued for $50,000.

On February 2, 2009, the Company, through a private sale, issued 250,000 shares of its restricted common stock in connection with a promissory note issued for $125,000.

On February 19, 2009, the Company, through a private sale, issued 25,000 shares of its restricted common stock in connection with a promissory note issued for $25,000.

On March 5, 2009, the Company, through a private sale issued 1,000,000 shares of its restricted common stock in connection with promissory notes issued for $500,000.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $668,000 of principal as of March 31, 2009.  In addition, the Company is in default on the short term bridge notes payable totaling $940,000 as of March 31, 2009.

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

Date: May 15, 2009