Form 10-Q
period 2009-06-30
Echo Metrix, Inc.
filed 2009-08-14
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 001-31590

EchoMetrix, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3621755 (I.R.S. Employer Identification No.)

6800 Jericho Turnpike, Suite 208E, Syosset, New York (Address of principal executive offices)	11791 (Zip Code)

Issuer's telephone number, including area code (516) 802-0223

SearchHelp, Inc

(Former name or former address, if changed since last report)

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

The outstanding number of the issuer's common stock, par value $.0001, as of August 14, 2009 is 77,047,266 shares.

ECHOMETRIX, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	2–3

Consolidated Statements of Operations For the Three and Six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited – Restated)	4

Consolidated Statements of Cash Flows For the Six months ended June 30, 2009 (Unaudited) and 2008 (Unaudited – Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -15

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	20

ITEM 4T –Controls and Procedures	20

PART II:

Item 1 – Legal Proceedings	21
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 – Defaults upon Senior Securities	22
Item 4 – Submission of Matters to A Vote of Securities Holders	22
Item 5 - Other Information	22
Item 6 – Exhibits	22
Signature Page	23

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$41,937	$25,217
Accounts receivable less allowance for doubtful accounts of $0 and $250 respectively	924	1,891
Prepaid expenses	2,882	18,780
Total current assets	45,743	45,888

Property and equipment - net	103,441	130,953

Other assets:
Capitalized software costs, less amortization of $55,408 and $22,043, respectively	181,343	86,914
Website development costs	15,000	-
Deferred finance costs, less amortization of $10,000 and $330,339, respectively	-	10,000
Security deposit	13,454	13,454
Intangible assets, less amortization of $38,627 and $28,970, respectively	-	9,657

Total other assets	209,797	120,025

Total assets	$358,981	$296,866

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Note payable - bank	$49,007	$49,007
Current portion of long term debt and capital leases	43,012	57,101
Current portion of 10% convertible notes payable	668,000	668,000
Convertible short term bridge notes payable, net of
discount of $35,408 and $59,279 respectively	1,469,592	1,170,721
Non convertible short term bridge notes payable, net of
discount of $17,619 and $0 respectively	342,381	60,000
Due to executive stockholders	687,735	887,755
Due to affiliates	47,671	47,671
Accounts payable	550,318	538,158
Accrued expenses	466,952	369,824
Total current liabilities	4,324,668	3,848,237

Other liabilities:

Convertible long term bridge notes payables, net of
discount of $61,444 and $0 respectively	438,556	-
Obligations under capital lease, net of current portion	15,204	59,325
Note payable - equipment, net of current portion	6,161	7,377
Deferred rent	8,519	9,498
Total liabilities	4,793,108	3,924,437

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
issued and outstanding - 901,237	90	90
Common stock - $.0001 par value, authorized - 250,000,000 shares;
issued and outstanding -75,079,190 and 71,787,304,
shares, respectively	7,508	7,178
Additional paid-in capital	20,299,139	19,214,710
Accumulated deficit	(24,740,864)	(22,849,549)
Total stockholders' deficit	(4,434,127)	(3,627,571)

Total liabilities and stockholders' deficit	$358,981	$296,866

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited-Restated)	(Unaudited)	(Unaudited-Restated)

Revenues	$17,409	$92,092	$8,312	$8,220

Cost of Sales	506	36,597	262	4,734

Gross Profit	16,903	55,495	8,050	3,486

Operating expenses:
Selling	21,395	70,835	9,285	29,292
Web site costs	44,397	65,571	22,218	33,534
General and administrative	1,449,409	1,648,489	602,816	963,551
Depreciation and amortization	254,533	39,330	115,358	25,031
Total operating expenses	1,769,734	1,824,225	749,677	1,051,408

Loss from operations	(1,752,831)	(1,768,730)	(741,627)	(1,047,922)

Other expenses:
Interest	142,604	1,183,267	86,637	67,911
Interest - related party	1,008	4,696	-	2,942
Other (income) expenses	(15,128)	11,980	762	-
Amortization of deferred financing costs	10,000	55,483	10,000	22,603
Total other expenses	138,484	1,255,426	97,399	93,456

Net loss	$(1,891,315)	$(3,024,156)	$(839,026)	$(1,141,378)

Per share data
Loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.01)	$(0.02)

Weighted average number of
shares outstanding- basic and diluted	74,162,496	60,580,860	74,796,032	64,856,012

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30
	2009	2008
	(Unaudited)	(Unaudited-Restated)
Cash flows from operating activities:
Net loss	$(1,891,315)	$(3,024,156)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on payoff of capital lease	15,128	-
Write off of inventory	-	11,980
Bad debt expense	(250)	34,878
Deferred revenue		57,300
Common stock issued for services	21,000	-
Common stock issued for compensation	87,500	-
Warrants/options issued for services	89,563
Stock issued for debt service	35,798	46,495
Stock issued for legal settlement	-	165,750
Compensatory element of stock options	611,706	418,203
Depreciation	27,511	30,615
Amortization of debt discount	-	57,198
Amortization of deferred financing costs	10,000	55,483
Amortization of software development costs	33,365	8,715
Amortization of intangible assets	9,657	-
Amortization of discount related to issuance of restricted stock	110,978	-
Amortization of beneficial conversion feature	33,556	37,700
Amortization of discount related to issuance of warrants	39,466	-
Interest and compensation expense as a result of modification		-
of warrant exercise price	-	75,000
Interest expense as a result of conversion price reduction	-	910,500
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	1,218	23,770
Inventories	-	28,004
Prepaid expenses and other assets	15,898	(16,054)
Deferred rent	(978)	(140)
Accounts payable and accrued expenses	112,489	267,098
Total adjustments	1,253,605	2,212,495

Net cash used in operating activities	(637,710)	(811,661)

Cash flows from investing activities:
Capitalized software costs	(127,794)	(67,303)
Capitalized website development costs	(15,000)	-
Net cash used in investing activities	(142,794)	(67,303)

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six months ended June 30
	2009	2008
	(Unaudited)	(Unaudited-Restated)
Cash flows from financing activities:
Borrowings (payments) from stockholders	(200,020)	386,997
Payment of due to affiliates	-	(237)
Proceeds from warrants exercised in relation to convertible notes payable	-	114,796
Proceeds from bridge notes payable	1,150,000	75,000
Payments of bridge notes payable	(75,000)	-
Payments of note payable - equipment	(2,684)	(1,960)
Payments under capital lease	(75,072)	(22,579)
Payments of notes payable - bank	-	(1,070)
Proceeds from sale of securities	-	323,500
Net cash provided by financing activities	797,224	874,447

Net increase (decrease) in cash	16,720	(4,517)

Cash at beginning of period	25,217	4,821

Cash at end of period	$41,937	$304

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$-	$6,635

Supplemental Schedules of Noncash Investing
and Financing Activities:
Computer equipment under capital lease	$-	$36,811
Convertible notes converted to common stock	$-	$1,343,000
Stock issued for acquisition of EchoMetrix Inc.	$-	$39,000
Common stock issued in connection with bridge notes payable	$-	$30,813
Debt discount related to restricted stock issued in
connection to bridge loans	$135,269	$-
Debt discount related to warrants granted in connection to bridge loans	$60,911	$-
Debt discount of beneficial conversion feature
in relation to bridge loans	$43,012	$-

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 -         PLAN OF ORGANIZATION

EchoMetrix, Inc. develops software services committed to real-time online protection and family safety.  The   Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company also offers its product, the Pulse, a technology to corporations, within various verticals, to help management analyze real-time, natural language express and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $1,891,315 and $3,024,156 for the six months ended June 30, 2009 and 2008 (restated), respectively.  In addition, the Company had negative working capital of $4,278,925 and an accumulated deficit of $24,740,864 at June 30, 2009.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new Pulse product.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the six months ended June 30, 2009, the Company raised approximately $1,150,000 from the issuance of debt.

EchoMetrix, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2009. The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - RESTATEMENT OF JUNE 30, 2008 FINANCIAL RESULTS

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

The Company recorded for the six months ended June 30, 2008 a debit to interest expense of $985,500 and the corresponding credit was to additional paid in capital. The impact on the net loss was an increase of $985,500 for the six months ended June 30, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2009 and 2008 have been excluded from the per share computations:

	For the Six Months Ended June 30,
	2009	2008
2004 Stock Plan Options	870,000	1,150,000
Non ISO Stock Options	20,938,157	7,012,489
Convertible Preferred Stock	9,012,370	9,012,370
Convertible Notes Payable	19,380,000	5,807,143
Warrants	17,421,084	9,824,684

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

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

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

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2009 and 2008 the assumptions made in calculating the fair values of options are as follows:

	For the Six Months Ended June 30,
	2009	2008
Expected term (in years)	5	5
Expected volatilty	99.09%-100.00%	89.23%-92.44%
Expected dividend yield	0%	0%
Risk-free interest rate	2.90%-3.71%	3.47%-4.26%

During the six months ended June 30, 2009 the Company granted 7,650,000 of options to employees and board of directors.  The options are exercisable at a range of $0.09 to $0.15 and have a five year term.  Of the total granted options, 250,000 vest immediately and the remaining 7,400,000 vest over a three year period.

Stock compensation expense related to employee and board of director options was approximately $606,154 and $110,000 for six months ended June 30, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

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

During the six months ended June 30, 2009, the Company granted 1,400,000 of the options to non-employees.  The options are exercisable at a range of $0.08 to $0.30 and have a five year term.  Of the total options granted, 550,000 vest immediately and the remaining 850,000 options vest over a three year period.

Stock compensation expense related to non-employee options was approximately $59,114 and $39,000 for six months ended June 30, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

The following table represents our stock options exercised, and forfeited during the six months ended June 30, 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2009	13,438,157	$0.24	2.4235	$0
Granted	9,050,000	$0.13	4.6637	0
Exercised	-	-
Forfeited/expired	(680,000)	0. 54	0.0000	0
Outstanding at June 30, 2009	21,808,157	$0.18	3.1993	$0

Exercisable at June 30, 2009	20,544,576	$0.18	3.1549	$0

As of June 30, 2009, there was $171,793 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 -   10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes matured in two years from the date of issue, if not converted earlier. As of June 30, 2009 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $2,947 for the six months ended June 30, 2009 and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of June 30, 2009. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings.  The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values.  The resulting discount is accreted over a two year period, the life of the note, using the effective interest method.  If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method.  For the six months ended June 30, 2009 and 2008, an aggregate of $0 and $76,802 was charged to interest expense for the effective interest method, respectively.

As stated in Note 2, the Company modified certain terms of the notes, including a lower conversion price and a lower exercise price on the warrants.   The modification of the notes in the fiscal quarter ended March 31, 2008 resulted in additional interest expense of $985,500 with a credit to additional paid in capital.

As reflected on the balance sheets at June 30, 2009 and December 31, 2008, the note value, net of discount, was $668,000, respectively. As of June 30, 2009 the notes are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 6- BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:
On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on June 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum at June 30, 2009 and is payable at the end of the term.  This note of $150,000 is outstanding and in default at June 30, 2009.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of June 30, 2009, the total of $300,000 is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $905,000 from these promissory notes for the year ended December 31, 2008 and issued 1,715,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $290,349 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the six months ended June 30, 2009, the Company amortized a total of $59,279 of the discount. As of June 30, 2009, a total of $780,000 of these short term promissory notes are currently outstanding.

During 2009, the Company issued 10% short term promissory notes  to accredited investors. These notes have maturity dates ranging from a period of six months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $850,000 from these promissory notes for the six months ended June 30, 2009 and issued 1,825,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $210,356 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the six months ended June 30, 2009, the Company amortized a total of $112,824 of the discount. As of June 30, 2009, the Company has repaid $75,000 of these notes.

As of June 30, 2009, a total of $1,505,000 of these bridge promissory notes are short term, and $500,000 are long term and currently outstanding.

Non Convertible Bridge Notes Payable:

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $85,000 from these promissory notes for the year ended December 31, 2008 and issued 120,000 restricted shares of the Company’s common stock to the note holder. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $20,400 with a corresponding credit to common stock and additional paid in capital. The Company amortized the $20,400 in the fiscal year ended December 31, 2008. The Company repaid $25,000 of these notes in the year ended December 31, 2008.  As of June 30, 2009, a total of $60,000 of these short term non convertible promissory notes are currently outstanding.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of six months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $300,000 from these promissory notes for the six months ended June 30, 2009 and issued 300,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $28,836 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the six months ended June 30, 2009, the Company amortized a total of $11,217 of the discount. As of June 30, 2009, a total of $300,000 of these short term non convertible promissory notes are currently outstanding.

NOTE 7 - DUE TO EXECUTIVE STOCKHOLDERS

At June 30, 2009 and December 31, 2008, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $163,718, respectively, for working capital advances made to the Company.

For the six months ended June 30, 2009 and June 30, 2008, interest expense was charged in the amounts of $1,008 and $4,696 respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit, 7.25% at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, $164,100 and $163,092 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $0 and $1,297 as of June 30, 2009 and December 31, 2008, respectively, for travel expenses and online advertising incurred on behalf of the Company.

At June 30, 2009 and December 31, 2008, $359,916 and $463,271, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Caruso, Mr. Supinsky and Mr. O’Connor. A total of $88,997 was owed to Mr. Bozsnyak December 31, 2008, as equity compensation per his employment agreement.

At June 30, 2009 and December 31, 2008, the Company owed $18,890 and $14,000, respectively, to the former chairman of the audit and compensation committees.

NOTE 8 -    EQUITY TRANSACTIONS

During the six months ended June 30, 2009, the Company issued 367,986 shares of the Company’s restricted common stock as payment in kind for interest due for the months of January through May 2009 on the Company’s 10% convertible notes.

During the six months ended June 30, 2009, the Company issued 2,125,000 shares of the Company’s restricted common stock as a result of promissory notes issued amounting to $1,150,000 (Note 6).

In addition, the Company issued 775,000 shares of the Company’s restricted common stock as payment for services and compensation to employees recording a charge to stock compensation for $87,500.

The Company issued 24,000 shares of common stock in connection with warrants exercised in the year ending 2008.

Warrants :
On June 1, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  The extended date became effective upon the date on which the Securities and Exchange Commission declared the Post-Effective Amendment, which was June 9, 2009.

During the six months ended June 30, 2009 and the fiscal year ended December 31, 2008, the Company issued 875,000 and 2,871,400 warrants, respectively in connection with promissory notes issued and sales of its restricted common stock.  All warrants have a three to five year term and are exercisable at a range of $0.14 to $0.35 per share.

During the six months ended June 30, 2009 the Company granted warrants in connection with employment agreements totaling 4,000,000 shares all at an exercisable price of $0.10 and for a five year term.  For the six months ended June 30, 2009, the Company recorded $360,000 of compensation expense, which is included in the general and administrative line item in the accompanying consolidated statement of operations.

For the year ended December 31, 2008, 3,080,276 of warrants were exercised for total proceeds of approximately $114,000. There were no warrants exercised in the six months ended June 30, 2009.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Charles Davis

On May 23, 2008, the Company responded to a letter dated May 22, 2008 and sent a notification to return personal and intellectual property belonging to the Company from the former Chief Technology Officer, Charles Davis.  Mr. Davis claims independent rights to use technology owned and developed by EchoMetrix, Inc.  The Company maintains that Mr. Davis is in violation of his confidentiality obligations and has demanded all records, software and data owned by EchoMetrix, Inc and subsidiaries to be returned to the Company immediately.  Mr. Davis was charged with larceny based on a complaint filed by the Company and the case is being prosecuted by the Nassau County District Attorney's office.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. On June 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009.

NOTE 10 -     SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company issued 275,000 shares of the Company’s restricted common stock as a result of promissory notes issued amounting to $275,000.

Subsequent to June 30, 2009, the Company issued 1,336,191 shares of the Company’s common stock in connection with converting $174,000 of principal of the 10% promissory notes and accrued interest (approximately $3,000).

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

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include EchoMetrix, Inc. and its consolidated subsidiaries.

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

General

EchoMetrix, Inc. develops software services committed to real-time online protection and family safety.  The Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company also offers its product, the Pulse, a technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content, such as blogs, forums, emails, instant messaging and mobile text.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and concentrating on the new Pulse product.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

During the six months ended June 30, 2009, the Company focused on three primary operating priorities:

•	Product Design and Delivery.

The Company  announced its intent to commercialize its EchoMetrix technology (the “Pulse” product) developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape. The first half of 2009 was spent signing beta users and preparing for the Pulse full distribution, which is expected to be commercially used by the end of fiscal year 2009.  At that time, the Company believes that EchoMetrix will be in a position to generate revenue. The revenue model involves switching its Beta users to paid users.  The model is a monthly per seat user model.  The Company will charge between $500-$5,000 per month, per computer. The Company expects Pulse to be distributed through market research firms and advertising.

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

            These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, focusing on different market channels for the parental control software, and concentrating on the new Pulse product.

Results of Operations

Comparison of the Results for the Six Months Ended June 30, 2009 and June 30, 2008 (restated)

Revenue for the six months ended June 30, 2009 and 2008 was $17,409 and $92,092, respectively, a decrease of $74,683. The decrease relates to sales from distributors in the prior comparative period totaling approximately $74,000. The current period consists of on-line sales only.

Cost of sales for the six months ended June 30, 2009 and 2008 was $506 and $36,597, respectively.  The decrease in cost of sales is a directly related to the Company’s having fewer sales.

Selling costs decreased to $21,395 from $70,835 for the six months ended June 30, 2009 and 2008, respectively.  This is directly attributable to the Company’s focus on shifting sales channels from distributors to on-line sales.

General and administrative expenses decreased to $1,449,409 from $1,648,489 for the six months ended June 30, 2009 and 2008, respectively.  This decrease consists of a decrease in compensation costs (which includes stock compensation, salaries, taxes and benefits) of approximately $255,000. This was offset by an overall increase in professional fees, primarily consulting of approximately $24,000.

Depreciation and amortization expenses increased to $254,533 for the six months ended June 30, 2009 from $39,330 for the prior comparative period.  The increase relates primarily to the amortization of debt discount associated with the promissory notes issued in the later part of 2008 and the six months ended June 30, 2009.  Total amortization related to such notes for the six months ended June 30, 2009 totaled $184,001. Also included in the current period is amortization of software and intangibles totaling $43,021 and depreciation of fixed assets of $27,511.  The prior period amount relates to depreciation of fixed assets of $30,615 and amortization for the debt discount on bridge notes of $8,715.

Interest expense for the six months ended June 30, 2009 and 2008 (as restated) was $142,604 and $1,183,267, respectively, a decrease of $1,040,663. This decrease in interest expense is a result of the conversion of  $1,388,000 of notes in the first quarter of fiscal year 2008, and recording a charge for the modification of debt (due to a lower conversion price and lower warrant exercise price) of $985,500.

Comparison of the Results for the Three Months Ended June 30, 2009 and June 30, 2008 (restated)

Revenue for the three months ended June 30, 2009 and 2008 was $8,312 and $8,220, respectively, an increase of $92. The relatively flat increase relates to the Company’s focus from distributors to on-line sales.

Cost of sales for the three months ended June 30, 2009 and 2008 was $262 and $4,734, respectively.  The decrease in cost of sales is related  to the Company’s focus in the current period of reducing costs overall ..

Selling costs decreased to $9,285 from $29,292 for the three months ended June 30, 2009 and 2008, respectively.  This is directly attributable to the Company’s focus on shifting sales channels from distributors to on-line sales. The three months ended June 30, 2008 included direct selling costs, such as advertising.

General and administrative expenses decreased to $602,816 from $963,551 for the three months ended June 30, 2009 and 2008, respectively.  This decrease is primarily attributable to the severance costs of approximately $315,000 included in the three months ended June 30, 2008 compared to $0 in the current three months ended June 30, 2009.

Depreciation and amortization expenses increased to $115,358 for the three months ended June 30, 2009 from $25,031 for the prior comparative period.  The increase relates primarily to the amortization of debt discount associated with the promissory notes issued in the later part of 2008 and the six months ended June 30, 2009.  Total amortization related to such notes for the three months ended June 30, 2009 totaled $86,367. Also included in the current period is amortization of software of $17,541 and depreciation of fixed assets of $11,450.  The prior period amount relates to depreciation of fixed assets of $16,316 and amortization of the debt discount of $8,715.

Interest expense for the three months ended June 30, 2009 and 2008 (as restated) was $86,637 and $67,911, respectively, an increase of $18,726. This increase relates to the increased principal balance for promissory notes in the current period.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common stock.  Since inception, the Company has not generated any significant cash flows from operations.  At June 30, 2009, the Company had cash and cash equivalents of $41,937 and a working capital deficiency of $4,278,925.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the six months ended June 30, 2009 and 2008 (as restated) was $637,710 and $811,661, respectively.  The prior comparative period’s net cash used in operating was due to a net loss of $3,024,156 offset by the interest expense related to the modification of debt of $985,500 (Note 2) and non cash stock compensation of $630,448.  The current period net cash used in operating activities relates to the net loss of $1,891,315 offset by adjustments totaling $1,253,605, which primarily relates to approximately $846,000 of non cash stock compensation expense and approximately $265,000 of depreciation and amortization .

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 (as restated) was $142,794 and $67,303 and are attributable to the additions of software costs.  The Company has spent the six months ended June 30, 2009 in final development stages of the Pulse product.

Net cash provided by financing activities was $797,224 and $874,447 for the six months ended June 30, 2009 and 2008 (as restated), respectively. The slight decrease was a result of the Company’s net proceeds of $1,075,000 of short term bridge notes, offset by payments to former shareholders and the pay off of a capital lease.  The prior comparative period’s financing activities consisted of proceeds from sales of common shares and exercise of warrants totaling approximately $438,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of SFAS No. 86, "Accounting for the costs of computer software to be sold or otherwise marketed," software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2009, and 2008 the Company capitalized $127,694 and $67,303 of software development costs, respectively.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six month period ended June 30, 2009 and 2008 was $33,365 and $8,715 respectively.

 In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the six month period ended June 30, 2009.

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

Item 4T.  Controls and Procedures .

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2009 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2009 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. On June 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2009, the Company, through a private sale, issued 100,000 shares of its restricted common stock in connection with a promissory note issued for $100,000.

On June 20, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock in connection with a promissory note issued for $200,000.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $668,000 of principal as of June 30, 2009.  In addition, the Company is in default on the short term bridge notes payable totaling $1,290,000 as of June 30, 2009.

Item 4.  Submission of Matters to a Vote of Securities Holders.

NONE

Item 5.  Other Information.

NONE

Item 6.             Exhibits ..

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

EchoMetrix, Inc.
(Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Chief Financial Officer

Date: August 14, 2009