Form 10-Q
period 2009-09-30
Echo Metrix, Inc.
filed 2009-11-16
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Issuer's telephone number, including area code (516) 802-0223
N/A

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 16, 2009 is 79,095,018 shares.

ECHOMETRIX, INC. AND SUBSIDIARIES

INDEX

Page No.

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2–3

Consolidated Statements of Operations For the Three and Nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited – Restated)	4

Consolidated Statements of Cash Flows For the Nine months ended September 30, 2009 (Unaudited) and 2008 (Unaudited – Restated)	5-6

Notes to Consolidated Financial Statements (Unaudited)	7 -18

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	24

ITEM 4T –Controls and Procedures	24

PART II:

Item 1 – Legal Proceedings	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 – Defaults upon Senior Securities	26
Item 4 – Submission of Matters to A Vote of Securities Holders	26
Item 5 - Other Information	26
Item 6 – Exhibits	26
Signature Page	27

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current assets:
Cash	$1,089,089	$25,217
Accounts receivable less allowance for doubtful accounts
of $0 and $250 respectively	1,735	1,891
Prepaid expenses	15,926	18,780
Total current assets	1,106,750	45,888

Property and equipment - net	83,456	130,953

Other assets:
Capitalized software costs, less amortization
of $77,497 and $22,043, respectively	219,035	86,914
Website development costs, less amortization of $1,667	28,333	-
Deferred finance costs, less amortization of $10,000 and $330,339, respectively	-	10,000
Security deposit	9,454	13,454
Intangible assets, less amortization of $38,627 and $28,970, respectively	-	9,657

Total other assets	256,822	120,025

Total assets	$1,447,028	$296,866

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2009	2008
	(Unaudited)
Current liabilities:
Note payable - bank	$-	$49,007
Current portion of long term debt and capital leases	39,710	57,101
Current portion of 10% convertible notes payable	279,000	668,000
Convertible short term bridge notes payable, net of
discount of $284,319 and $59,279 respectively	1,740,681	1,170,721
Non convertible short term bridge notes payable	260,000	60,000
Due to former executives	655,136	887,755
Due to affiliates	47,671	47,671
Accounts payable	227,886	538,158
Accrued expenses	378,515	369,824
Total current liabilities	3,628,599	3,848,237

Other liabilities:

Obligations under capital lease, net of current portion	9,829	59,325
Note payable - equipment, net of current portion	4,571	7,377
Deferred rent	8,030	9,498
Total liabilities	3,651,029	3,924,437

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
issued and outstanding - 1,121,259 and 901,237 respectively	2,000,090	90
Common stock - $.0001 par value, authorized - 250,000,000 shares;
issued and outstanding -79,656,221 and 71,787,304,
shares, respectively	7,970	7,178
Additional paid-in capital	23,913,003	19,214,710
Accumulated deficit	(28,125,064)	(22,849,549)
Total stockholders' deficit	(2,204,001)	(3,627,571)

Total liabilities and stockholders' deficit	$1,447,028	$296,866

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited-Restated)	(Unaudited)	(Unaudited-Restated)

Revenues	$25,689	$96,907	$8,280	$4,815

Cost of Sales
Software	695	40,109	189	3,512
Write off Inventory	-	219,669	-	207,689
Cost of Sales	695	259,778	189	211,201

Gross Profit (Loss)	24,994	(162,871)	8,091	(206,386)

Operating expenses:
Selling	34,279	75,132	12,884	4,297
Web site costs	64,312	81,286	19,915	15,715
General and administrative	2,546,744	1,911,985	1,097,338	263,496
Depreciation and amortization	572,218	138,241	317,684	98,911
Total operating expenses	3,217,553	2,206,644	1,447,821	382,419

Loss from operations	(3,192,559)	(2,369,515)	(1,439,730)	(588,805)

Other expenses (income):
Interest	331,198	1,225,676	188,594	42,409
Interest - related party	1,008	7,647	-	2,951
Gain on extinguishment of liabilities	(256,721)	-	(241,593)	-
Other (income) expenses	(2,529)	(61,092)	(2,530)	(61,092)
Amortization of deferred financing costs	10,000	67,348	-	11,865
Total other expenses (income):	82,956	1,239,579	(55,529)	(3,867)

Net loss	(3,275,515)	(3,609,094)	(1,384,201)	(584,938)

Deemed preferred stock dividend	(2,000,000)	-	(2,000,000)	-

Net loss applicable to common stock holders	$(5,275,515)	$(3,609,094)	$(3,384,201)	$(584,938)

Per share data
Loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.04)	$(0.01)

Weighted average number of
shares outstanding- basic and diluted	73,913,381	62,988,742	77,558,174	66,838,456

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited-Restated)
Cash flows from operating activities:
Net loss	$(3,275,515)	$(3,609,094)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on payoff of capital lease	(15,128)	-
Write off of inventory	-	219,669
Bad debt expense	(250)	-
Gain on extinguishment of debt	(241,593)	-
Warrants/options issued for consulting services	477,563	-
Warrants/options issued to employees	360,000	-
Common stock issued for compensation	84,000	57,300
Common stock issued for services	21,000	-
Stock issued for debt service	72,411	61,587
Stock issued for legal settlement	-	165,750
Compensatory element of stock options	389,150	472,007
Depreciation	47,497	47,100
Amortization of debt discount	-	116,996
Amortization of deferred financing costs	10,000	67,348
Amortization of software and website development costs	57,120	14,324
Amortization of intangible assets	9,657	19,313
Amortization of discount related to issuance of restricted stock	203,508	-
Amortization of beneficial conversion feature	182,877	37,074
Amortization of discount related to issuance of warrants	71,518	-
Interest and compensation expense as a result of modification		-
of warrant exercise price	128,017	985,500
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	406	89,049
Inventories	-	28,479
Prepaid expenses and other assets	6,854	(5,815)
Deferred rent	(1,468)	(210)
Accounts payable and accrued expenses	(149,543)	23,224
Total adjustments	1,713,594	2,398,695

Net cash used in operating activities	(1,561,921)	(1,210,399)

Cash flows from investing activities:
Acquisition expenses less cash acquired	-	373
Capitalized software costs	(187,575)	(67,303)
Capitalized website development costs	(30,000)	-
Net cash used in investing activities	(217,575)	(66,930)
See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited-Restated)
Cash flows from financing activities:
Proceeds from sale of Preferred B securities	2,000,000	-
Borrowings (payments) from stockholders	(232,619)	513,200
Proceeds from warrants exercised in relation to convertible notes payable	-	114,796
Proceeds from Subscription payable	-	80,000
Proceeds from bridge notes payable	1,600,000	335,000
Payments of bridge notes payable	(255,000)	(25,000)
Payments of 10% investor notes payable	(150,000)	-
Payments of note payable - equipment	(4,237)	(644)
Payments under capital lease	(65,769)	(49,020)
Payments of notes payable - bank	(49,007)	(2,963)
Proceeds from sale of securities	-	318,000
Net cash provided by financing activities	2,843,368	1,283,369

Net increase in cash	1,063,872	6,040

Cash at beginning of period	25,217	4,821

Cash at end of period	$1,089,089	$10,861

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$10,406	$6,635

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued in connection with settlement agreement	$45,000	$-
Computer equipment under capital lease	$-	$36,811
Convertible notes converted to common stock	$439,000	$1,388,000
Stock issued for acquisition of EchoMetrix Inc.	$-	$39,000
Common stock issued in connection with bridge notes payable	$-	$18,182
Common Stock and options issued for services	$-	$57,300
Debt discount related to restricted stock issued in
connection to bridge loans	$247,181	$-
Debt discount related to warrants granted in connection to bridge loans	$94,368	$-
Debt discount of beneficial conversion feature
in relation to bridge loans	$341,393	$64,582
Deemed dividend on issuance of preferred stock	$2,000,000	-

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 -         PLAN OF ORGANIZATION

EchoMetrix, Inc. develops software services committed to real-time online protection and family safety.  The Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company also offers its product, the Pulse, a technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content from sources such as blogs, forums and instant messaging.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $3,275,515 and $3,609,094 for the nine months ended September 30, 2009 and 2008 (restated), respectively.  In addition, the Company had negative working capital of $2,521,849 and an accumulated deficit of $28,109,064 at September 30, 2009.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous sales campaigns of parental control software, and concentrating on the new Pulse product.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the nine months ended September 30, 2009, the Company raised approximately $3,600,000 from the issuance of debt and preferred stock (Note 9).

EchoMetrix, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2009. The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

NOTE 2 - RESTATEMENT OF SEPTEMBER 30, 2008 FINANCIAL RESULTS

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

The following adjustments are a result of an accounting change by the Company to properly reflect the accounting for the modification of the conversion price of the Company’s convertible notes, and the reduction in the related warrant exercise price in accordance with generally accepted accounting principles on stock based compensation and modifications of debt.

The Company recorded for the nine months ended September 30, 2008 a debit to interest expense of $985,500 and the corresponding credit was to additional paid in capital. The impact on the net loss was an increase of $985,500 for the nine months ended September 30, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2009 and 2008 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2009	2008
2004 Stock Plan Options	870,000	1,150,000
Non ISO Stock Options	21,629,001	7,369,632
Convertible Preferred Stock	31,014,570	9,012,370
Convertible Notes Payable	21,853,856	5,485,714
Warrants	41,405,284	10,996,084

(b) Recent Accounting Pronouncements:

In June 2008, FASB issued guidance in the Earnings Per Share Topic of the Codification on determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009 and it had no impact on our financial statements.

On January 1, 2009, the Company adopted ASC 260-10-45-61A, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“ASC 260-10-45-61A”). This standard clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The adoption of ASC 260-10-45-61A did not have any impact on the Company’s financial condition or results of operations.

On January 1, 2009, the Company adopted the updated provisions of ASC 810, which established requirements for ownership interests in subsidiaries held by parties other than the Company, noncontrolling interest (previously referred to as “minority interest”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. The adoption of the updated provisions of ASC 810 did not have a material effect on the Company’s financial condition, results of operations or cash flows. The Company reclassified the consolidated statements of operations for 2008 to conform to the presentation required under ASC 810. There was no effect on the consolidated balance sheets as the Company’s noncontrolling interest in Polar was eliminated prior to December 31, 2008.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of September 30, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” which was later superseded by the FASB Codification and included in topic 855. This update to the Codification established general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This update to the Codification was adopted in the third quarter of 2009 and did not have a significant impact on the Company’s financial statements.

In July 2009, the FASB issued ASC topic 105 (formerly Statement of Financial Standard (SFAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by entities in the preparation of financial statements in conformity with GAAP. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this pronouncement in the third quarter of 2009. Adoption did not have a significant impact on the Company’s financial statements.

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

Accounting for Employee Awards:
The Company adheres to the provisions of Share Based Compensation as defined in the FASB codification, topic ASC 718. The codification focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  This guidance requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant.  The cost is recognized over the period during which an employee is required to provide services in exchange for the award. The Company has not adjusted the expense by estimated forfeitures for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2009 and 2008 the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
Expected term (in years)	5	5
Expected volatilty	99.09%-100.00%	89.23%-95.46%
Expected dividend yield	0%	0%
Risk-free interest rate	2.90%-3.71%	3.47%-4.26%

During the nine months ended September 30, 2009 the Company granted 8,340,844 of options to employees, consultants and board of directors.  The options are exercisable at a range of $0.08 to $0.18 and have a five year term.  Of the total granted options, 1,275,000 have vested and the remaining 7,065,844 vest over a three year period.

Stock compensation expense related to employee and board of director options was approximately $760,000 and $163,000 for nine months ended September 30, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

Accounting for Non-employee Awards:

During the nine months ended September 30, 2009, the Company granted 1,400,000 of the options to non-employees.  The options are exercisable at a range of $0.08 to $0.30 and have a five year term.  Of the total options granted, 750,000 have vested and the remaining 650,000 options vest over a three year period.

Stock compensation expense related to non-employee options was approximately $88,000 and $71,000 for nine months ended September 30, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2009	13,438,157	$0.24	2.4235	$0
Granted	9,740,844	$0.13	4.4026	0
Exercised	-	-
Forfeited/expired	(680,000)	0. 54	0.0000	0
Outstanding at September 30, 2009	22,499,001	$0.18	3.0178	$0

Exercisable at September 30, 2009	21,581,830	$0.18	2.9740	$0

As of September 30, 2009, there was $76,703 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 -   10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The convertible notes matured in two years from the date of issue, if not converted earlier. As of September 30, 2009 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately 8,891 for the nine months ended September 30, 2009 and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of September 30, 2009. The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share. The Company raised a gross amount of $2,895,000 from the offerings.  The Company allocated the proceeds received between the debt and the warrant based upon their relative fair values.  The resulting discount is accreted over a two year period, the life of the note, using the effective interest method.  If the debt is converted earlier than the maturity date, the unamortized amount will be charged to operations at that time. When comparing the fair value of the notes to the note value there was a beneficial conversion feature. This amount was recorded as a discount to the notes and is accreted over the two year life of the note using the effective interest method.  For the nine months ended September 30, 2009 and 2008, an aggregate of $0 and $76,802 was charged to interest expense for the effective interest method, respectively.

As stated in Note 2, the Company modified certain terms of the notes, including a lower conversion price and a lower exercise price on the warrants.   The modification of the notes in the fiscal quarter ended March 31, 2008 resulted in additional interest expense of $985,500 with a credit to additional paid in capital.

As reflected on the balance sheets at September 30, 2009 and December 31, 2008, the note value, net of discount, was $279,000 and $668,000, respectively. During the nine months ended September 30, 2009 the Company settled in principal note of $300,000 for $150,000 in cash and recorded a gain on extinguishment of debt of $150,000. In addition, the Company converted principal totaling $89,000 and accrued interest of $2,840 into 768,638 shares of common stock at conversion rates between 10 cents and 13 cents. For the nine months ended September 30, 2009 the Company recorded interest expense as a result of the modification of debt (due to lower conversion price) totaling $61,167. As of September 30, 2009 the notes are classified as current due to the fact that they are in default for the non payment by the maturity date.

Subsequent to September 30, 2009 the Company paid a total of $46,891 of the outstanding principal to these note holders. In addition, in October 2009, a note holder converted their remaining principal balance of $4,160 into 25,998 shares of common stock of the Company at a conversion price of 15.9 cents.

NOTE 6- BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:
On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum at September 30, 2009 and is payable at the end of the term.  This note of $150,000 principal and accrued interest of $22,854 is outstanding and in default at September 30, 2009.  In October of 2009 the Company repaid a portion of the principal loan totaling $25,210.

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. As of September 30, 2009, the total of $300,000 of principal and accrued interest of $66,910 is outstanding and currently in default for non payment of principal on maturity date. In October of 2009, the Company repaid $20,168 towards the principal balance of these notes.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $905,000 from these promissory notes for the year ended December 31, 2008 and issued 1,715,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $290,349 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the nine months ended September 30, 2009, the Company amortized a total of $59,279 of the discount. During the period ended September 30, 2009 the Company repaid $80,000 of principal and converted a total of accrued interest and principal of $222,833 ($200,000 was principal) into 1,591,667 shares of common stock of the Company.  For the nine months ended September 30, 2009 the Company recorded interest expense as a result of the modification of debt (due to a lower conversion price) of $66,850. As of September 30, 2009, a total of $500,000 principal and accrued interest totaling $49,556 of these short term promissory notes are currently in default and outstanding. In October of 2009, the Company repaid a portion of principal of these notes totaling $84,201.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of nine months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $1,225,000 from these promissory notes for the nine months ended September 30, 2009 and issued 2,455,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $654,106 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the nine months ended September 30, 2009, the Company amortized a total of $369,741 of the discount. In July 2009, the Company issued 1,071,429 shares of restricted common stock for converting $150,000 of principal (accrued interest was $0) at 14 cents. As of September 30, 2009, a total of $1,075,000 principal and accrued interest totaling $52,231 of these short term bridge promissory notes are currently outstanding, of which $100,000 of principal and $7,333 of accrued interest is currently in default.  In October of 2009, the Company repaid a portion of the principal portion of the notes in default totaling $16,807.

Non Convertible Bridge Notes Payable:

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $85,000 from these promissory notes for the year ended December 31, 2008 and issued 120,000 restricted shares of the Company’s common stock to the note holder. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $20,400 with a corresponding credit to common stock and additional paid in capital. The Company amortized the $20,400 in the fiscal year ended December 31, 2008. The Company repaid $25,000 of these notes in the year ended December 31, 2008.  As of September 30, 2009, a total of $60,000 principal and $8,461 of accrued interest of these short term non convertible promissory notes are currently in default and outstanding. In October of 2009, the Company repaid a portion of the principal totaling $10,084.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to nine months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $300,000 from these promissory notes for the nine months ended September 30, 2009 and issued 300,000 restricted shares of the Company’s common stock to the note holders. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $28,836 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the nine months ended September 30, 2009, the Company amortized a total of $28,836 of the discount. During the nine months ended September 30, 2009 the Company repaid $100,000 of principal. As of September 30, 2009, a total of $200,000 of principal and $13,944 of accrued interest of these short term non convertible promissory notes are currently in default and outstanding. In October of 2009, the Company repaid a portion of the principal totaling $16,639.

NOTE 7 - DUE TO FORMER EXECUTIVES

At September 30, 2009 and December 31, 2008, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $163,718, respectively, for working capital advances made to the Company.

For the nine months ended September 30, 2009 and September 30, 2008, interest expense was charged in the amounts of $1,008 and $4,696 respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit, 7.25% at September 30, 2009 and December 31, 2008. At September 30, 2009 and December 31, 2008, $164,100 and $163,092 in accrued interest was due to Mr. Bozsnyak, respectively.

The Company also owed Mr. Bozsnyak $0 and $1,297 as of September 30, 2009 and December 31, 2008, respectively, for travel expenses and online advertising incurred on behalf of the Company.

At September 30, 2009 and December 31, 2008, $327,318 and $463,271, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak, Mr. Caruso and Mr. O’Connor. A total of $88,997 was owed to Mr. Bozsnyak December 31, 2008, as equity compensation per his employment agreement.

In December of 2008, the Company and Mr. O’Connor entered into a separation agreement when he resigned. Pursuant to the agreement, in full consideration of all unpaid compensation totaling $172,222, the Company agreed to a lump sum cash payment of $40,000 and the remaining $132,222 of compensation was to be paid in options (881,481 cashless options at an exercise price of $0.15) of the Company. In October of 2009, the Company entered into a settlement agreement with the former Chief Operating Officer, Mr. O’Connor.  Pursuant to the settlement agreement, the Company arranged for a third party to purchase 750,000 shares of the Company’s common stock for $110,000. In consideration for the stock purchase agreement, Mr. O’Connor forgave the $40,000 lump sum cash payment, the 881,481 options and a debt of $47,907 owed to a company that Mr. O’Connor owns. This amount is included in the Due to Affiliates line item on the consolidated balance sheet.

NOTE 8 -    EQUITY TRANSACTIONS

During the nine months ended September 30, 2009, the Company issued 438,183 shares of the Company’s restricted common stock as payment in kind for interest due for the months of January through August 2009 on the Company’s 10% convertible notes.

During the nine months ended September 30, 2009, the Company issued 2,755,000 shares of the Company’s restricted common stock as a result of promissory notes issued amounting to $1,600,000 (Note 6).

In addition, the Company issued 720,000 shares of the Company’s restricted common stock as payment for services and compensation to employees recording a charge to stock compensation for $105,000.

In connection with the conversion of $89,000 of the Company’s 10% convertible notes and accrued interest of $2,840, the Company issued 768,638 shares of common stock for the nine month period ended September 30, 2009.

During the nine months ended September 30, 2009 the Company issued 2,663,096 shares of common stock for the conversion of $350,000 principal and $22,833 of accrued interest of bridge notes payable.

In August of 2009, the Company issued 500,000 shares of restricted common stock as part of an amendment to a settlement agreement with the Company’s former President.  In consideration for accelerating the remaining payments of $95,000, the Company and Mr. Carrizzo settled for a lump sum cash payment of $50,000 and 500,000 restricted shares of common stock, which were valued at $45,000.

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

During the nine months ended September 30, 2009 and the fiscal year ended December 31, 2008, the Company issued 1,325,000 and 2,871,400 warrants, respectively in connection with promissory notes issued and sales of its restricted common stock.  All warrants have a three to five year term and are exercisable at a range of $0.14 to $0.35 per share. In addition, the Company issued 2,200,000 warrants in connection with a consulting agreement, at an exercise price of $0.15 per share. For the nine months ended September 30, 2009, the Company recorded $336,000 of compensation expense, which is included in the general and administrative line item in the accompanying consolidated statement of operations.

During the nine months ended September 30, 2009 the Company granted warrants in connection with employment agreements totaling 4,000,000 shares all at an exercisable price of $0.10 and for a five year term.  For the nine months ended September 30, 2009, the Company recorded $360,000 of compensation expense, which is included in the general and administrative line item in the accompanying consolidated statement of operations.

In connection with the sale of the Company’s Preferred B Convertible Stock, an investor received warrants of 22,002,200

For the year ended December 31, 2008, 3,080,276 of warrants were exercised for total proceeds of approximately $114,000. There were no warrants exercised in the nine months ended September 30, 2009.

NOTE 9 -     PREFERRED B

On July 29, 2009, the Company and Rock Island Capital, LLC (“Rock Island”) entered into a Series B Convertible Preferred Stock Purchase Agreement, as amended on September 9, 2009 (the “Agreement”).  Pursuant to the Agreement, the Company has sold to assignees of Rock Island an initial tranche of $2,000,000 of its Series B Convertible Preferred Stock (220,022 shares), in the aggregate, at a purchase price per share of $9.09, and has issued to such assignees Warrants to purchase 22,002,200 shares of the Company’s Common Stock, in the aggregate, at an exercise price of $0.15 per share.  Each share of Series B Convertible Preferred Stock is convertible into 100 shares of the Company’s Common Stock at the sole discretion of the holder.  Pursuant to the Agreement, Rock Island may designate one member for service on the Company’s board of directors.  Under the terms of the Agreement, Rock Island and its assignees may, at their discretion, purchase additional shares of Series B Convertible Preferred Stock and Warrants in two additional tranches of $2,000,000 and $1,000,000 payable on or before December 2, 2009, and January 8, 2010, respectively.

The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

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

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. On September 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009.

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

General

EchoMetrix, Inc. develops software services committed to real-time online protection and family safety.  The Company develops and sells software products that offer parental controls that enable parents, both in home and remotely, to monitor and regulate their child’s computer activities.  The Company also offers its product, the Pulse, a technology to corporations, within various verticals, to help management analyze real-time, natural language expressions and measure sentiment and behavior in digital content from sources such as blogs, forums and instant messaging.

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

During the nine months ended September 30, 2009, the Company focused on three primary operating priorities:

•	Product Design and Delivery.

The Company  announced its intent to commercialize its EchoMetrix technology (the “Pulse” product) developed by the Company that it believes could provide advertisers and marketers the ability to analyze natural language expression and sentiment in real-time of digital content, such as blogs, emails, and uniquely instant messaging and mobile text messaging. This automated ability to ascertain emotional context in digital content has widespread uses and implications in the evolving marketing and media landscape. The first half of 2009 was spent signing beta users and preparing for the Pulse full distribution. The model is a monthly per seat user model.  The Company will charge between $500-$5,000 per month, per computer. This model may change based on market and strategic analysis of the product's placement within the industry. The Company expects Pulse to be distributed through market research firms and advertising.

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

Results of Operations

Comparison of the Results for the Nine Months Ended September 30, 2009 and September 30, 2008 (restated)

Revenue for the nine months ended September 30, 2009 and 2008 was $25,689 and $96,907, respectively, a decrease of $71,218. The decrease relates to sales from bulk orders from distributors in the prior comparative period totaling approximately $74,000. The current period consists of on-line sales only.

Cost of sales for the nine months ended September 30, 2009 and 2008 was $695 and $259,778, respectively.  The decrease in cost of sales is a directly related to the Company’s write-off of outdated inventory in the prior period totaling $219,669.

Selling costs decreased to $34,279 from $75,132 for the nine months ended September 30, 2009 and 2008, respectively.  This is directly attributable to the Company’s focus on shifting sales channels from distributors to on-line sales.

General and administrative expenses increased to $2,546,744 from $1,911,985 for the nine months ended September 30, 2009 and 2008, respectively.  This increase primarily consists of an increase in stock compensation costs of approximately $362,000, and an increase in consulting fees of approximately $260,000. In addition, professional fees (which includes legal, accounting, public relations and website) increased approximately $26,000.

Depreciation and amortization expenses increased to $572,218 for the nine months ended September 30, 2009 from $138,241 for the prior comparative period.  The increase relates primarily to the amortization of debt discount associated with the promissory notes issued in the later part of 2008 and the nine months ended September 30, 2009.  Total amortization related to such notes for the nine months ended September 30, 2009 totaled $457,903 compared to $57,503 for the nine months ended September 30, 2008. The remaining increase relates to amortization of software costs and website costs of $57,120 for the nine months ended September 30, 2009 compared to $14,324 for the same period in the prior year.

Interest expense for the nine months ended September 30, 2009 and 2008 (as restated) was $331,198 and $1,225,676, respectively, a decrease of $894,478. This decrease in interest expense is a result of the conversion of $1,388,000 of notes in the first quarter of fiscal year 2008,which resulted in the Company recording a charge for the modification of debt (due to a lower conversion price and lower warrant exercise price) of $985,500, compared to $128,017 of interest expense for modification of debt (due to a lower conversion price) in the nine months ended September 30, 2009.

Gain on extinguishment of debt for the nine months ended September 30, 2009 consisted of a gain of $150,000 for a settlement of a 10% note holder, a gain on a settlement of an account payable of $87,183 and gain on pay off of capital lease of $15,128.

Comparison of the Results for the Three Months Ended September 30, 2009 and September 30, 2008 (restated)

Revenue for the three months ended September 30, 2009 and 2008 was $8,280 and $4,815, respectively, an increase of $3,465. The relatively flat increase relates to the Company’s focus from distributors to on-line sales.

Cost of sales for the three months ended September 30, 2009 and 2008 was $189 and $211,201, respectively.  The decrease in cost of sales is related to the Company’s focus in the current period of reducing costs overall and $207,689 of inventory was written off in the prior comparative period.

Selling costs increased to $12,844 from $4,297 for the three months ended September 30, 2009 and 2008, respectively.  This is directly attributable to the Company’s costs associated with new sales opportunities. The three months ended September 30, 2008 included direct selling costs, such as advertising.

General and administrative expenses increased to $1,097,338 from $263,496 for the three months ended September 30, 2009 and 2008, respectively.  This increase is primarily attributable to stock based compensation costs in the three months ended September 30, 2009 totaling approximately $449,000 compared to approximately $73,000 for the same period in the prior year. Also in the three months ended September 30, 2009 the increase in consulting and professional fees over the three months ended September 30, 2008 was approximately $225,000.

Depreciation and amortization expenses increased to $317,684 for the three months ended September 30, 2009 from $98,911for the prior comparative period.  The increase relates primarily to the amortization of debt discount associated with the promissory notes issued in the later part of 2008 and the nine months ended September 30, 2009.  Total amortization related to such notes for the three months ended September 30, 2009 increased $225,155 over the three months ended September 30, 2008.

Interest expense for the three months ended September 30, 2009 and 2008 (as restated) was $188,594 and $42,409, respectively, an increase of $146,185. This increase primarily relates to the increased principal balance for bridge notes in the current period.

The gain on extinguishment of debt for the three months ended September 30, 2009 consisted of a gain of $150,000 for a settlement of a 10% note holder, and a gain on a settlement of an account payable of $87,183.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2009, the Company had cash and cash equivalents of $1,089,089 and a working capital deficiency of $2,521,849.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 (as restated) was $1,561,921 and $1,210,399, respectively.   The current period net cash used in operating activities relates to the net loss of $3,275,515 offset by adjustments totaling $1,713,594, which primarily relates to approximately $1,231,714 of non cash stock compensation expense, depreciation and amortization of $582,218, and approximately $128,000 of interest expense related to modification of debt. Offsetting these decreases was the gain on extinguishment of debt in the nine months ended September 30, 2009 totaling $241,593. The prior comparative period’s net cash used in operating was due to a net loss of $3,609,094 offset by the interest expense related to the modification of debt of $985,500 (Note 2), non cash stock compensation of $756,644 and a write off of inventory totaling $219,669.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 (as restated) was $217,575 and $66,930 and are attributable to the additions of software costs.  The Company has spent the nine months ended September 30, 2009 in final development stages of the Pulse product.

Net cash provided by financing activities was $2,843,368 and $1,283,369 for the nine months ended September 30, 2009 and 2008 (as restated), respectively. The increase was a direct result of the sale of the Company’s Preferred B Stock and the net proceeds of $1,600,000 of short term bridge notes. This was offset by payments to former shareholders, 10% note holders and bridge note holders totaling $637,619.  The prior comparative period’s financing activities consisted of proceeds from sales of common shares and exercise of warrants totaling approximately $848,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2009, and 2008 the Company capitalized $217,575 and $67,303 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine month period ended September 30, 2009 and 2008 was $57,120 and $14,324 respectively.

 In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the nine month period ended September 30, 2009.

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

Item 4T.  Controls and Procedures .

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2009 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting that occurred during the nine month period ended September 30, 2009 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. On September 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2009, the Company, through a private sale, issued 25000 shares of its restricted common stock in connection with a promissory note issued for $25,000.

On June 20, 2009, the Company, through a private sale, issued 200,000 shares of its restricted common stock in connection with a promissory note issued for $200,000.

On August 5, 2009, the Company, through a private sale, issued 150,000 shares of its restricted common stock in connection with a promissory note issued for $150,000.

On August 7, 2009, the Company, through a private sale, issued 100,000 shares of its restricted common stock in connection with promissory notes issued for $100,000 in total.

On August 12, 2009, the Company, through a private sale, issued 100,000 shares of its restricted common stock in connection with promissory notes issued for $100,000 in total.

On August 14, 2009, the Company, through a private sale, issued 10,000 shares of its restricted common stock in connection with a promissory note issued for $10,000.

On September 3, 2009, the Company, through a private sale, issued 20,000 shares of its restricted common stock in connection with a promissory note issued for $20,000.

On September 4, 2009, the Company, through a private sale, issued 30,000 shares of its restricted common stock in connection with a promissory note issued for $30,000.

On September 10, 2009, the Company, through a private sale, issued 15,000 shares of its restricted common stock in connection with a promissory note issued for $15,000.

On September 24, 2009, the Company issued 180,000 shares of its common stock in connection with promissory notes issued.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $279,000 of principal as of September 30, 2009.  In addition, the Company is in default on the short term bridge notes payable totaling $1,160,000 as of September 30, 2009.

Item 4.  Submission of Matters to a Vote of Securities Holders.

NONE

Item 5.  Other Information.

The Company and the new Chief Financial Officer, Erica Zalbert entered into an employment agreement for a period of three years commencing June 1, 2009.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

99.1 Employment Agreement between EchoMetrix and Erica Zalbert

99.2 Certificate of Designation filed with the State of Delaware

99.3 Stock Purchase Agreement between EchoMetrix and Rock Island Capital

99.4 Addendum to Stock Purchase Agreement between EchoMetrix and Rock Island Capital dated August 13, 2009

99.5 Addendum to Stock Purchase Agreement between EchoMetrix and Rock Island Capital dated August 26, 2009

99.6. Amendment Number 1 to Stock Purchase Agreement between EchoMetrix Inc and Rock Island Capital dated September 4, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EchoMetrix, Inc.
(Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Chief Financial Officer
(Principal Financial Officer)

Date: November 16, 2009