Form 10-K
period 2009-12-31
Echo Metrix, Inc.
filed 2010-03-31
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No: 001-31590

ECHOMETRIX, INC.
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
Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company
		(Do not check if smaller reporting company)	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "EHMI" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.11 was approximately $7,325,420. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at March 30, 2010 was 81,024,164.

Documents incorporated by reference : None.

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

PART I

Item 1. Description of Business

EchoMetrix, Inc. (formerly known as SearchHelp, Inc) was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and merger with the state of Delaware pursuant to which EchoMetrix was merged into the Company, and the Company's corporate name was changed from SearchHelp, Inc. to EchoMetrix, Inc.

Business Summary

Echometrix, Inc is a software company that develops industry-leading technology that understands and interprets all the content on the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the PULSE Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet and the world of mobile texting. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our PULSE Data Analytics division has developed an advanced data analytics tool developed to meet the changing needs of marketing and media executives. Our advanced data analytic tool, PULSE enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

Business Strategy and Products

Through our FamilySafe Parental Controls division, we offer software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet related source.

Our PULSE Data Analytics division develops advanced data analytics tools developed to meet the changing needs of marketing and media executives.  Our data and tools enable the aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content on the Internet in real-time. Developed by leading experts in the data research field, our product combines multiple areas of expertise, such as data mining, natural language algorithmic processing, and market research. The proprietary technology consists of a unique methodology that integrates a complex series of data analytics which generates a customizable series of graphical displays and reports specifically to be used by marketers, brand managers and market researchers.

FamilySafe Division

Online safety of children remains the primary concern for parents across America.  The prevalence of online predators coupled with adult content, and high-risk behavior (such as “cyber-bullying”, “text rage” and “sexting”) reinforces the need for advanced online safety products.  Our FamilySafe division remains committed to providing parents with best-of-breed parental control software, featuring real-time analysis and instant notification.

FamilySafe Parental Controls develops and distributes Sentry Parental Controls. FamilySafe's products are designed and built to assist parents by monitoring what their children are seeing, hence keeping their children safe while on the Internet and their cell phones. FamilySafe's products offer real-time, anywhere access to a child's online activity and the tools to educate parents and children about safe surfing habits.

FamilySafe’s "Sentry" products enable parents to receive instant email and SMS text messages when questionable online exchanges occur on their children's computers and cell phones, such as suspicious instant messages or conversations soliciting private or personal information, or attempts to access inappropriate web sites. With the click of a button, a parent's PC screen can turn into their child's screen to see all the activities being conducted, as they occur.  If necessary, the parent can either terminate the application or simply lock down the computer from the parent’s computer. FamilySafe products are designed from the ground up to prevent the child from disabling any of its features. Our controls help parents determine the programs they can use, the websites they can visit, the conversations they take part in, and when they can access the computer and the Internet. FamilySafe's Sentry Parental Control products are web-based, which offers the parent the ability to view, check, and adjust the program's settings from any web browser anywhere in the world.

FamilySafe’s SMS Parental Management System is a parental notification system that provides parents with instant notification when their child sends or receives inappropriate or potentially dangerous text messages. Uniquely, this FamilySafe SMS solution works on any text enabled phone from any carrier anywhere in the world. It is particularly easy to use because it is network-based, and it does not require any software or configuration adjustment to the mobile phone. It is designed to monitor any SMS messages from a Mobile Operator SMSC.

When the SMSC receives a text message, it forwards a copy of the message to the SMS Parental Management System which stores them, then analyzes the messages, and sends an alert about questionable content to the parent subscriber via email or SMS. The product uses a set of proprietary algorithms to determine which terms and acronyms reflect questionable or dangerous activity. These algorithms identify the “new” words used by children today, from thousands of SMS text messages that are sent and received by children

The product also provides a full reporting of all incoming and outgoing SMS messages to parent subscribers. Parents can view these messages via a web portal that displays an easy-to-read activity log of their child’s SMS activity. To ensure parents understand the language in the SMS messages, the product includes a built-in translation capability to convert “Weblish” terms and acronyms into standard English.

The main focus of the SMS Parental Management System is to enable parents to manage their child’s SMS messaging. At the same time, the product is designed to comply with the privacy rules that protect both the child and the person whom the child is texting.

PULSE Data Analytics Division
Millions of unfiltered anonymous opinions and reviews are added to the Internet each day through social mediums. This early trending date reflect catalytic changes that can make or break a product or brand. Understanding digital content has become essential in the marketplace today. PULSE provides research companies, marketers, advertisers and product developers with the real-time automated tools required to make the right strategic decisions that leverage the consumer power of the digital web. PULSE provides access and analysis of unbiased, unfiltered anonymous User Generated Content enabling professionals to benchmark their brands and competitive products in real-time.

•	PULSE is an advanced tool designed to obtain digital market intelligence in real-time
•	Provides immediate marketable information about products…and the competition
•	Allow marketers to immediately adjust and respond to consumers with refined messaging strategies
•	Helps anticipate consumer needs — respond to early indicators for trends impacting a business before the competition does
•	Aggregate, analyze, and graphically display consumer data
•	Identify factors influencing consumers and competitors
•	Guide strategic product development
•	Protect revenue, lower operational costs and mitigate risk
•	Increase customer retention rates

PULSE helps professionals understand what people are saying from unbiased, unfiltered anonymous User Generated Content.

Marketing

EchoMetrix is currently marketing the FamilySafe Parental Control programs online through a number of web sites and landing pages.  These web sites primarily point back to our FamilySafe division’s main site www.sentryparentalcontrols.com. The market sensitivity and awareness to the vulnerability of children in the digital world continues to be enhanced by the very real but inflammatory stories that show up almost daily on the news and daily TV magazine shows.  The digital world can be a very dangerous place for kids.

During December 2009, the Company announced that it completed its corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company. By realigning the Company into two separate and distinct divisions — FamilySafe and PULSE Data Analytics — Echometrix will refocus its business on developing resller distribution agreements with high-growth, global resellers with established consumer brands.

In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-brand resellers. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying.

FamilySafe/AmberWatch Partnership: As part of its ongoing partnership with the AmberWatch Foundation, the most trusted name in child protection, Echometrix is expanding the deployment of FamilySafe/AmberWatch Lookout. The innovative product offering enables parents to protect their children from increasingly prevalent dangers such as online predators, dangerous Web content and high-risk online behaviors such as cyber-bullying. In  December of 2009, Echometrix and the AmberWatch Foundation launched a new Public Service Announcement campaign in hundreds of major cities in the U.S. to raise the awareness of online dangers and to promote educational and technical solutions.

Competition

The Company’s FamilySafe division competes for business with other companies that have child-monitoring software that includes the following: NetNanny (ContentWatch, Inc.), Cybersitter (Solid Oak Software, Inc. (US)), CyberPatrol (SurfControl), McAfee Parental Controls (Networks Associates Technology, Inc.), Norton Parental Controls (Symantec Corporation), FilterPak (S4F, Inc.), Cyber Sentinel (Security Software Systems, Inc.), and Cyber Snoop (Pearl Software, Inc.).

The Company has to respond promptly and effectively to the challenges of technological change, evolving standards and the Company's competitors' innovations by continuing to enhance the Company's products and services, as well as the Company's sales and marketing channels.

Economic Dependency

The Company sold its products primarily on line in the current year and for fiscal year 2008.  In the first quarter of fiscal 2008 the Company did sell its product through one distributor, which accounted for 56% of the Company’s sales and this customer accounted for 100% of the accounts receivable at December 31, 2008. There was no customer that accounted for more than 10% of the sales for the fiscal year ended December 31, 2009.

Intellectual Property

To date, we have filed provisional patents for the Company’s FamilySafe product’s, the  PULSE Analytics product, and look to file additional protection measures, such as, trademark, trade name or copyright protection.  We therefore rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of March 30, 2010, the Company has seven full time employees.

Item 1A. Risk Factors.

IF WE CONTINUE OUR HISTORY OF LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS

We incurred net losses of $4,480,910 and of $5,190,030 for the years ended December 31, 2009 and 2008, respectively. Since inception, we have an accumulated deficit of $29,374,015.  As a result, as of December 31, 2009, we had a stockholders’ deficit of $2,895,403 and a working capital deficiency of $3,251,676. We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue earning a significant amount of revenues or making a profit. If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN.

The report of our independent auditors for the fiscal year ended December 31, 2009 was issued under the assumption that we would continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2009, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2009, that such results raised substantial doubts about our ability to continue as a going concern. The financial statements included in the Annual Report on Form 10-K do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment.

IF WE ARE UNABLE TO COMPLETE OUR FINANCING, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED

The Company's cash on hand at December 31, 2009 totaled $37,890. The Company signed an Amendment in March of 2010 with investors in the Company’s Series B Preferred Stock, and will receive funding of capital in tranches, with final payment no later than May 31, 2010.  In the first quarter ended March 31, 2010, the Company has received the first two tranches totaling $500,000. If we do not receive funding as stipulated in the agreement, we will need additional financing to meet our obligations and to continue our business. If we are not able to raise funds, we may not be able to successfully develop and market our products and our business will most likely fail.

AS WE RAISE ADDITIONAL CAPITAL, YOUR PERCENTAGE OWNERSHIP INTEREST IN ECHOMETRIX WILL LIKELY BE REDUCED

The raising of additional financing would in all likelihood result in dilution or reduction in the value of our securities. Our ability to operate is dependent upon obtaining sufficient capital. In September of 2009, the Company entered into a Stock Purchase Agreement for sales of its Series B Preferred Stock and issued 220,022 of preferred stock.  Preferred stock has a priority to the common stock, and will reduce your percentage of ownership. If the Company receives additional tranches and issues additional stock in accordance with the Amended Stock Purchase Agreement, your ownership interest will be further reduced.

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

OUR FAMILYSAFE SENTRY PARENTAL CONTROL SOFTWARE TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL

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

OUR OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AGAINST LAWSUITS

EchoMetrix is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

OUR COMPANY IS A PARTY TO VARIOUS LITIGATION

We have been engaged in various litigations (See Litigation section below).  A negative outcome in these actions could adversely effect our business.  We could be subject to future litigations that could materially affect our ability to operate our Business.

RISKS RELATED TO OUR SECURITIES

ISSUANCE OF PREFERRED STOCK COULD HURT HOLDERS OF COMMON STOCK

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we created a class of 1,526,718 Series A 7% of cumulative preferred stock, since that date, we have sold an aggregate of 901,237 shares of Series “A” preferred stock and may issue additional shares of our Series “A” preferred stock at any time. The preferred stock has a preference or liquidation of $2.62. Our board of directors created the Series “B” preferred stock, with 550,055 shares designated, and since that date, we have sold 275,028 shares.  As future tranches of capital are received by the Company, additional preferred B stock may be issued. The rights of future preferred stockholders could delay, defer or prevent a change of control of EchoMetrix, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

OUR STOCK PRICE HAS BEEN VOLATILE

Our stock price fluctuated between $0.05 and $0.28 for the year ended December 31, 2009 and between $0.05 and $0.25 for the year ended December 31, 2008. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

•	Technological innovations or commercialization of new products by our competitors;
•	The release of research reports by securities analysts;
•	Disputes concerning patents or proprietary rights;
•	Financial results of other firms, particularly those in our industry; and
•	Economic and other external factors.

The Company’s Common Stock does not currently have an active or liquid public market. As a result, investors may find it difficult to sell their shares of our Common Stock. There can be no assurance that a liquid market for our securities will ever develop in the United States, or elsewhere, or that if such a market does develop, that it will continue; or that the trading price of our securities will not be subject to significant price fluctuations. Investors may also find it difficult to obtain accurate information and quotations as to the price of the Company’s securities. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

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

THERE WILL BE A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE AND THIS MAY HURT THE MARKET PRICE OF THE SHARES

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2009, we had a total of 79,203,336 shares of common stock outstanding, but there were also 115,145,797 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our Common Stock will see their interest as a percentage of the total number of our Common Stock diluted.

WE HAVE NEVER PAID ANY CASH DIVIDENDS

EchoMetrix has never paid any cash dividends on its shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases an executive office consisting of 1,868 square feet at 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791. The lease commenced on July 31, 2006 and has a five year and two month term. The current rent is $4,401 per month ($52,812 per year) and increases approximately 3% per annum. The Company has a security deposit with its landlord of $8,406.  In the current year ended December 31, 2009 the Company settled on a previous office lease in Massachusetts and reduced the security deposit by $4,000 and reversed approximately $12,797 of rent expense and recorded it as a gain on extinguishment of a liability.

Rent expense was $50,289 and $61,953 for the years ended December 31, 2009 and 2008, respectively.

We believe that our facilities are adequate for our current and near-term needs.

Item 3. Legal Proceedings.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. On September 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009. The Company has been vigorously defending this action and still in the discovery phase.

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE product. The Company has been cooperating with the Attorney General’s Office, and while prepared to vigorously itself, the Company is in settlement negotiations with the Attorney General’ Office to amicably resolve the inquiry.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009 the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously itself, the Company is prepared to explore a settlement with the FTC in order to amicably resolve the investigation.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

EchoMetrix's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase one share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase one share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock, Class A Warrants and Class B Warrants are quoted on the OTC Bulletin Board and trade under the symbol SHLP, SHLPW and SHLPZ respectively.

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

On June 9, 2009, when the Company received a Notice of Effectiveness from the Securities and Exchange Commission, the Company extended the terms to exercise the Class A Warrant from March 31, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010. All other terms and conditions of the Warrants remained the same.

As of March 30, 2010, the Company had outstanding 81,024,164 shares of its Common Stock, par value $0.0001 per share, 2,469,000 Class A Warrants and 2,474,000 Class B Warrants. 5,000 of the Class A Warrants have been exercised, and none of the Class B Warrants have been exercised. Also outstanding were a placement agent warrant to purchase 247,400 units comprised of one share of common stock, one Class A Warrant and one Class B Warrant.

Additionally outstanding were various placement agent warrants to purchase a total of 569,700 shares of the Company's Common Stock at a purchase prices ranging from $0.17 per share to $0.22 per share.

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2009 and 2008. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

2009	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$0.14	$0.14	$0.29	$0.19
Low	$0.03	$0.06	$0.08	$0.03

2008	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
High	$0.25	$0.20	$0.19	$0.15
Low	$0.08	$0.08	$0.04	$0.04

The high and low bid prices for shares of the Company’s  Common Stock on March 29, 2010 was $0.12 and $0.11, per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Holders

As of March 30, 2010, there were approximately 537 holders of record of the Company's common stock, approximately 20 holders of record of the Company's Class A Warrants and approximately 34 holders of record of the Company's Class B Warrants.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	470,000	$0.30	1,030,000

Equity compensation plans not approved by security holders	24,599,001	$0.17	0

Total	25,069,001	$0.18	1,030,000

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 1,030,000 shares at December 31, 2009.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

On October 7, 2009, the Company issued 25,998 shares of its common stock upon the conversion of $4,160 of the Company’s 10% convertible notes.

On October 19, 2009, the Company issued 12,800 shares of its common stock as payment for interest due for September 2009 on the Company’s 10% convertible notes.

On November 16, 2009, the Company issued 14,159 shares of its common stock as payment for interest due for October 2009 on the Company’s 10% convertible notes.

On December 15, 2009, the Company issued 19,159 shares of its common stock as payment for interest due for November 2009 on the Company’s 10% convertible notes.

On December 23, 2009, the Company issued 75,000 shares of the Company’s common stock which were not timely issued in connection with bridge notes received in the fourth quarter of 2007.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Background

Echometrix, Inc is a software company that develops industry-leading technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the PULSE Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet and the world of mobile texting. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our PULSE Data Analytics division has developed  PULSE, an advanced data analytics tool developed to meet the changing needs of marketing and media executives. PULSE enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. In March of 2010, the Company signed an amendment with Rock Island Capital, LLC and received proceeds of $500,000 in the first quarter ended March 31, 2010. If the Company does not receive additional funding as per the Amendment to the Series B Stock Purchase Agreement, the Company will need to raise additional capital. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was completed in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and PULSE Data Analytics, Echometrix will refocus its business on high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-brand resellers and over the past two months, Echometrix has been in discussions with numerous consumer brands in the United States, Europe and South America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. PULSE Data Analytics: Echometrix is further developing the PULSE Data Analytics platform by integrating new analytical capabilities, innovative tools, and solutions to meet the ever-increasing market demand. The information obtained by PULSE Data Analytics will be based only on anonymous user-generated content from publicly available sources on the Internet.

Significant and Critical Accounting Policies:

Our discussion of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements.  Management regularly reviews its estimates and assumptions, which are based on historical factors and other factors that are believed to be relevant under the circumstances.  Actual results may differ from these estimates under different assumptions, estimates or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  See Note 3 of “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

Revenue Recognition: The Company recognizes revenues in accordance with authoritative guidance and when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via two distinct methods: direct non- consignment sales, and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist (ii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

Stock Based Compensation: Effective January 1, 2006, the Company’s 2004 Stock Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

Results of Operations

Comparison of the Results for the Years Ended December 31, 2009 and 2008

Revenue for the years ended December 31, 2009 and 2008 was $31,428 and $93,371, respectively, a decrease of $61,943. The decrease relates to the fact that in the year ended December 31, 2008, sales to a distributor totaled $63,144 and on-line sales of $30,227.  The current year sales consist of on-line sales and reflect a slight increase from the prior comparative year.

Cost of sales for the years ended December 31, 2009 and 2008 was $82,819 and $265,721, respectively for direct costs of software sales, software amortization and write off of inventory of $219,669.  This resulted in a negative gross margin of $172,350 for fiscal year 2008.  The inventory consisted of the older products, and had no salable value, as the Company’s focus shifted to on-line sales in fiscal 2008. Without the inventory write off, gross profit for the year ended December 31, 2008 was $47,319.

Selling costs decreased to $57,088 from $116,030 for the fiscal years ended December 31, 2009 and 2008, respectively.  This is directly attributable to the Company’s focus on reducing costs and selling directly through on-line.  Included in selling costs for the current year ended December 31, 2009 are travel expenses totaling approximately $41,850.

Website costs decreased by approximately $51,178 for the year ended December 31, 2009 from the prior year primarily as a result of the Company’s capitalization of the software development of $247,207.  Thus, the total expenditures on website costs increased for the year ended December 31, 2009 from the prior year ended December 31, 2008 increased by approximately $87,000.  This increased spending is a direct result of the development of our Pulse product, and the parental monitoring system program developed for mobile devices.

General and administrative expenses increased to $3,658,239 from $3,013,034 for the years ended December 31, 2009 and 2008, respectively.  The increase of $645,205 consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) increased approximately $454,000 for the fiscal year ended December 31, 2009 compared to the prior year ended December 31, 2008.  The increase in overall compensation costs is a result of an increase in stock based compensation of approximately $478,000, increased salaries and taxes  approximating $102,000 and payments for a bonus under a consulting contract totaling $180,000.  These increases were offset by the decrease in severance costs of $315,750 issued in connection with a legal settlement in 2008. Stock based compensation and salaries increased in the current year as a result of hiring one additional full time employee in the fourth quarter of 2009, and issuing stock options and warrants to employees, directors and consultants.

•
Professional fees (which includes accounting/auditing, consulting and legal fees) increased $113,548 for the fiscal year ended December 31, 2009.  This increase is primarily a result of hiring public relations in the current year (totaling $60,000) as well as an increase in computer services of approximately $40,000.

Interest expense for the years ended December 31, 2009 and 2008 was $397,418 and $1,323,071 respectively, a decrease of $925,653. The decrease relates to the fact that the current year ended December 31, 2009 interest expense was $133,398 for the modification of warrant exercise price and debt conversion price compared to $1,206,811 for the fiscal year ended December 31, 2008. The decrease in interest expense is also due to the fact that the outstanding balance of convertible notes was lower for the fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008.

Gain on extinguishments of liabilities totaled $491,830 for the year ended December 31, 2009 and was due to settlements of outstanding notes and liabilities. Specifically, the Company paid $150,000 to settle the principal balance of a $300,000 10% note payable, recording a $150,000 gain. The Company also settled with the former Chief Operating Officer and recorded a gain approximating $220,000 for the year ended December 31, 2009.   In addition, the Company settled with three vendors and recorded gains totaling approximately $122,000.

Amortization expense from deferred note discounts for the years ended December 31, 2009 and 2008 was $650,254 and $348,037, respectively. The increase in amortization expense primarily relates to the fact that the Company issued $1,600,000 of bridge notes in the current fiscal year compared to $990,000 for the fiscal year ended December 31, 2008.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At December 31, 2009, the Company had cash and cash equivalents of $37,890 and a working capital deficiency of $3,251,676.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

Net cash used in operating activities for the year ended December 31, 2009 was $2,164,799 compared to $1,179,732 for the prior comparable year ended December 31, 2008. This increase in operating expenditures of $985,067 relates to the fact that in the prior year there was approximately an additional $1,200,000 of non cash interest expense relating to the modification of conversion price and warrant exercise price of debt.

Net cash used in investing activities for the years ended December 31, 2009 and 2008 was $292,207 and $110,959, respectively.  The current fiscal year additions were primarily attributable to software costs of $247,207 and capitalization of website costs of $45,000.  The prior year expenditures related to software costs of $108,957.

Net cash provided from financing activities was $2,469,679 and $1,311,087 for the years ended December 31, 2009 and 2008, respectively, an increase of $1,158,592. The increase was a result of the Company’s sale of Series B Preferred shares in the fiscal year ended December 31, 2009 totaling $2,000,000, as compared to the sale of the Company’s common stock in the prior comparable year of $318,000.

Outstanding Indebtedness

The Company has outstanding 10% convertible notes payable of $233,832 as of December 31, 2009 which are in default for non payment by maturity date.  In addition, the Company has $2,026,890 of short term bridge notes outstanding as of December 31, 2009.  Due to non payment by maturity date of the $2,026,890 of bridge notes payable, $1,051,639 are in default as of December 31, 2009.

While the Company has raised capital from equity and debt transactions totaling approximately $3,600,000 for the year ended December 31, 2009, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2009, and 2008 the Company capitalized $292,207 and $108,957 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2009 and 2008 was $87,120 and $22,043 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the fiscal years ended December 31, 2009 and 2008.

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

Recent Accounting Pronouncements Affecting the Company:

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables , or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will have to evaluate the impact of this standard on future revenue arrangements that we may enter into.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows. In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2009 and 2008	F-2 - F-3

Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2009 and 2008	F-5 - F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of EchoMetrix, Inc.
Syosset, New York

We have audited the accompanying consolidated balance sheets of EchoMetrix, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EchoMetrix, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Company LLP

New York, New York
March 29, 2010

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2009	2008

Current assets:
Cash	$37,890	$25,217
Accounts receivable less allowance for doubtful accounts of $0 and $250 respectively	238	1,891
Prepaid expenses	12,671	18,780
Total current assets	50,799	45,888

Property and equipment - net	68,094	130,953

Other assets:
Capitalized software costs, less amortization of $82,120 and $22,043, respectively	252,001	86,914
Website development costs, less amortization of $5,000	40,000	-
Deferred finance costs, less amortization of $10,000 and $330,339, respectively	-	10,000
Security deposit	9,454	13,454
Intangible assets, less amortization of $9,657 and $28,970, respectively	-	9,657

Total other assets	301,455	120,025

Total assets	$420,348	$296,866

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2009	2008

Current liabilities:
Note payable - bank	$-	$49,007
Current portion of long term debt and capital leases	47,991	57,101
Current portion of 10% convertible notes payable	233,832	668,000
Convertible short term bridge notes payable, net of discount of $111,574 and $59,279 respectively	1,642,249	1,020,721
Non convertible short term bridge notes payable	273,067	210,000
Due to stockholders	307,838	887,755
Due to affiliates	-	47,671
Accounts payable	295,771	538,158
Accrued expenses	501,727	369,824
Total current liabilities	3,302,475	3,848,237

Other liabilities:

Obligations under capital lease, net of current portion	5,735	59,325
Note payable - equipment, net of current portion	-	7,377
Deferred rent	7,541	9,498
Total liabilities	3,315,751	3,924,437

Stockholders' deficit
Preferred Stock - $.0001 par value, 25,000,000 authorized:
Series A Preferred stock - $.0001 par value, 1,526,718 designated; issued and outstanding - 901,237 respectively	90	90
Series B Preferred stock - $.0001 par value, 550,055 designated; issued and outstanding - 220,022 and 0 respectively	22	-
Common stock - $.0001 par value, authorized - 250,000,000 shares; issued and outstanding -79,203,336 and 71,787,304, shares, respectively	7,921	7,178
Additional paid-in capital	26,470,579	19,214,710
Accumulated deficit	(29,374,015)	(22,849,549)
Total stockholders' deficit	(2,895,403)	(3,627,571)

Total liabilities and stockholders' deficit	$420,348	$296,866

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenues	$31,428	$93,371

Cost of Sales
Amortization of software development costs	82,120	22,043
Software	699	24,009
Write off of inventory	-	219,669
Cost of Sales	82,819	265,721

Gross Loss	(51,391)	(172,350)

Operating expenses:
Selling	57,088	116,030
Web site costs	69,945	121,123
General and administrative	3,658,239	3,013,034
Depreciation and amortization	87,516	159,778
Total operating expenses	3,872,788	3,409,965

Loss from operations	(3,924,179)	(3,582,315)

Other (income) expenses:
Interest	396,410	1,312,432
Interest - related party	1,008	10,639
Gain on extinguishment of liabilities	(491,830)	-
Other expenses (income)	889	(63,393)
Amortization of note discounts	650,254	348,037
Total other expenses	556,731	1,607,715

Net loss	(4,480,910)	(5,190,030)

Common stock dividends to be issued for Series B Preferred Stock	(43,556)	-
Deemed preferred stock dividend	(2,000,000)	-

Net loss applicable to common stockholders	$(6,524,466)	$(5,190,030)

Per share data
Loss per share - basic and diluted	$(0.09)	$(0.08)

Weighted average number of shares outstanding- basic and diluted	76,074,372	65,171,825

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
		Par Value $.0001		Par Value $.0001		Par Value $.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2007 (Restated)	901,237	$90	-	$-	45,139,182	$4,517	$14,301,695	$(17,659,519)	$(3,353,217)

Net proceeds from sale of securities					2,271,429	227	317,773		318,000
Common stock issued in connection with exercise of warrants					3,080,276	308	233,913		234,221
Common stock issued in connection with conversion of 10% notes payable					14,163,550	1,416	1,511,584		1,513,000
Common stock issued as interest on debt					742,867	70	96,692		96,762
Fair value of common stock issued for services					330,000	33	57,267		57,300
Warrants issued for services							116,000		116,000
Common stock issued for compensation					2,650,000	265	288,235		288,500
Common stock issued for purchase of Company					300,000	30	38,970		39,000
Common stock issued in connection with legal settlement					1,275,000	127	165,623		165,750
Restricted stock issued in connection with bridge notes payable					1,835,000	184	173,328		173,512
Warrant issued in connection with bridge notes payable							67,733		67,733
Beneficial conversion feature issued in connection with bridge notes payable							69,504		69,504
Interest related to modification of exercise price of warrants							75,000		75,000
Interest related to modification of conversion price of debt							1,014,811		1,014,811
Compensation related to modification of exercise price of warrants							117,000		117,000
Option expense							569,583		569,583
Net Loss								(5,190,030)	(5,190,030)

Balance at December 31, 2008	901,237	90	-	-	71,787,304	7,178	19,214,710	(22,849,549)	(3,627,571)

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
		Par Value $.0001		Par Value $.0001		Par Value $.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	901,237	90			71,787,304	7,178	19,214,710	(22,849,549)	(3,627,571)

Common stock issued for interest on debt					675,795	66	79,771		79,837
Common stock issued in connection with 2008 warrants exercised					24,000	2	(2)		-
Common stock issued for conversion of 10% notes-principal					766,237	77	93,083		93,160
Common stock issued for conversion of Bridge Notes - principal					2,500,000	250	349,750		350,000
Common stock issued for legal settlement					500,000	50	44,950		45,000
Fair value of common stock issued for services					120,000	15	20,986		21,001
Restricted stock issued in connection with bridge notes payable					2,830,000	283	266,461		266,744
Warrants issued in connection with bridge notes payable							94,368		94,368
Beneficial conversion feature issued in connection with bridge notes							341,393		341,393
Interest related to modification of conversion price of debt							133,398		133,398
Fair value of warrants issued for consulting services							663,629		663,629
Fair value of options issued for consulting services							94,000		94,000
Fair value of warrants issued to employees							360,000		360,000
Option expense							670,548		670,548
Issuance of Preferred B securities			220,022	22			1,999,978		2,000,000
Dividends payable in common stock to Series B Preferred Stockholders							43,556	(43,556)	-
Deemed Dividend on Preferred B securities							2,000,000	(2,000,000)	-
Net Loss								(4,480,910)	(4,480,910)

Balance at December 31, 2009	901,237	$90	220,022	$22	79,203,336	$7,921	$26,470,579	$(29,374,015)	$(2,895,403)

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,480,910)	$(5,190,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of inventory	-	219,669
Gain on extinguishment of debt	(491,830)	-
Warrants and options issued for services	757,629	-
Warrants issued to employees	360,000
Common stock issued for services	21,000	173,300
Stock issued for interest on debt service	79,837	96,300
Stock issued for legal settlement	-	165,750
Compensatory element of stock options	670,548	1,049,068
Depreciation	62,859	63,460
Amortization of deferred financing costs	10,000	67,348
Amortization of software and website development costs	87,120	22,043
Amortization of intangible assets	9,657	28,970
Amortization of discount related to issuance of restricted stock	263,614	135,825
Amortization of beneficial conversion feature	290,717	105,337
Amortization of discount related to issuance of warrants	95,923	106,875
Interest and compensation expense as a result of modification
of warrant exercise price	-	192,000
Interest expense as a result of conversion price reduction	133,398	1,014,811
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	1,653	87,158
Inventories	-	28,479
Prepaid expenses and other assets	6,109	(13,371)
Deferred rent	(1,957)	(280)
Due to stockholders	(68,886)	301,264
Accounts payable and accrued expenses	28,719	166,292
Total adjustments	2,316,111	4,010,298

Net cash used in operating activities	(2,164,799)	(1,179,732)

Cash flows from investing activities:
Acquisition expenses less cash acquired	-	373
Equipment purchases	-	(2,375)
Capitalized software costs	(247,207)	(108,957)
Capitalized website development costs	(45,000)	-
Net cash used in investing activities	(292,207)	(110,959)

See notes to consolidated financial statements

 ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2009	2008

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	2,000,000	-
Borrowings (payments) from stockholders	(306,809)	117,629
Proceeds from warrants exercised in relation to convertible notes payable	-	114,686
Proceeds from bridge notes payable	1,600,000	990,000
Payments of bridge notes payable	(513,109)	(150,000)
Payments of 10% convertible notes payable	(191,008)	-
Payments of note payable - equipment	-	(4,690)
Payments under capital lease	(70,388)	(58,848)
Payments of notes payable - bank	(49,007)	(5,690)
Proceeds from sale of securities	-	318,000
Payments for deferred financing costs	-	(10,000)
Net cash provided by financing activities	2,469,679	1,311,087

Net increase in cash	12,673	20,396

Cash at beginning of year	25,217	4,821

Cash at end of year	$37,890	$25,217

Supplemental Disclosure of cash flow information:
Cash payment made during the period - Interest	$11,745	$6,635

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued in connection with settlement agreement	$45,000	$-
Computer equipment under capital lease	$-	$36,811
Convertible notes converted to common stock	$443,160	$1,513,000
Stock issued for acquisition of EchoMetrix Inc.	$-	$39,000
Common Stock and options issued for services	$-	$57,300
Debt discount related to restricted stock issued in connection to bridge loans	$266,744	$173,512
Debt discount related to warrants granted in connection to bridge loans	$94,368	$67,733
Debt discount of beneficial conversion feature in relation to bridge loans	$341,293	$69,504
Shareholder loan converted to accounts payable	$32,000	-
Common stock dividends to be issued for Series B Preferred Stock	$43,556	$-
Deemed preferred stock dividend	$2,000,000	$-

See notes to consolidated financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Echometrix, Inc (the Company) is a software company that develops industry-leading technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the PULSE Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, the Company offers software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet and the world of mobile texting. It's products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. It's PULSE Data Analytics division has developed  PULSE, an advanced data analytics tool developed to meet the changing needs of marketing and media executives. PULSE enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of $4,480,910 and $5,190,030 for the years ended December 31, 2009 and 2008, respectively.  In addition, the Company had negative working capital of $3,251,676 and an accumulated deficit of $29,374,015 at December 31, 2009.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was completed in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and PULSE Data Analytics, Echometrix will refocus its business on high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-brand resellers and over the past two months, Echometrix has been in discussions with numerous consumer brands in the United States, Europe and South America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. PULSE Data Analytics: Echometrix is further developing the PULSE Data Analytics platform by integrating new analytical capabilities, innovative tools, and solutions to meet the ever-increasing market demand. The information obtained by PULSE Data Analytics will be based only on anonymous user-generated content from publicly available sources on the Internet.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During 2009, the Company raised approximately $3,600,000 from the sale of preferred stock ($2,000,000), and private placement of common stock and warrants, and issuance of debt ($1,600,000). In addition an approximate total of $93,000 of the 10% short term promissory notes have been converted into common stock, and $350,000 of the bridge notes payable have been converted into common stock. During 2008, the Company raised $848,000 from the private placement of common stock and warrants, and issuance of debt and a total of $1,488,000 of the 10% short term promissory notes have been converted into common stock.

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

NOTE 2 –PRIOR PERIOD ADJUSTMENT TO QUARTERLY FINANCIALS:

In the first Quarter ended March 31, 2008, the Company amended the conversion provisions, and warrant exercising price under its 10% convertible notes by significantly reducing the conversion price of the debt and warrant exercise price with the conversion price reduction being contingent upon the concurrent exercising of the warrant to purchases the Company’s common stock. The Company did not record the interest expense and increase to additional paid-in capital associated with the accounting for the modification in accordance with U.S. generally accepted accounting principles.

The following adjustments are a result of an accounting change by the Company to properly reflect the accounting for the modification of the conversion price of the Company’s convertible notes, and the reduction in the related warrant exercise the Financial Accounting Standards Board (“FASB”) on stock based compensation and modifications of debt.

The effect on the first quarter ended March 31, 2008 was a debit to interest expense of $985,500 and the corresponding credit was to additional paid-in capital. There was no effect on the fiscal year ended December 31, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

EchoMetrix, Inc. is organized as a single reporting unit, with two operating divisions, and believes that it operates as a single business.   References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

 (b) Revenue Recognition:

The Company recognizes revenues in accordance with authoritative guidance and when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via two distinct methods: direct non- consignment sales, and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist (ii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

(c) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2009 and 2008 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2009	2008
2004 Stock Plan Options	470,000	1,150,000
Non ISO Stock Options	24,599,001	7,369,632
Convertible Preferred Stock	31,014,570	9,012,370
Convertible Notes Payable	15,894,045	5,485,714
Warrants	43,168,181	10,996,084

(e) Stock Based Compensation:

Effective January 1, 2006, the Company’s 2004 Stock Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which  requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred.

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2009 and 2008.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2009 and 2008, the Company capitalized $247,207 and $108,957, respectively of software development costs..  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2009 and 2008 was $82,120 and $22,043 respectively.  Such amortization is included in cost of sales in the consolidated statements of operations. Estimated aggregate minimum amortization expenses for each of the next three years is:
2010	120,500
2011	98,500
2012	33,000

(h) Long-Lived Assets

In accordance with guidance for “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There were no impairments for the fiscal years ending December 31, 2009 and 2008.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and $250 at December 31, 2009, and 2008, respectively.

 (k) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and obligations under capital leases. The carrying amounts of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

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

(m) Inventories:

The Company's inventory consisted entirely of finished, packaged software products and was valued at lower of cost or market price. Cost is determined on a first-in, first-out (“FIFO”) basis.  All inventory was written off in the fiscal year ended December 31, 2008 and a loss on the write off of $219,669 is included in the statement of operations in the cost of sales line item.

(n) Shipping and Handling Costs:

The Company’s shipping and handling costs are included in cost of sales for all periods presented. Shipping and handling costs were $0 and $7,715 for the years ending December 31, 2009, and December 31, 2008, respectively.

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

(p)  Intangible Assets and Amortization:

In April 2008, the Company purchased all of the stock of EchoMetrix Inc., in exchange for 300,000 shares of the Company’s common stock.  The acquisition resulted in $373 of cash, and the difference between the purchase price and the net assets acquired was recorded as an intangible asset, approximately $38,627. The Company is amortizing the intangible over a twelve month period.  Intangible assets subject to amortization are amortized on a straight-line basis over their estimated useful lives. The amortization expense for the years ended December 31, 2009 and 2008 was $9,657 and $28,970 respectively.

(q) Deferred Financing Costs:

The Company incurred financing costs related to its borrowings. Such costs are deferred and amortized generally by the straight-line method over the life of the underlying borrowings. In case the amount is repaid before maturity, the related unamortized amount is written off in the statement of operations. The Company amortized $10,000 and $67,403 of deferred financing costs for the years ended December 31, 2009 and 2008, respectively.

(r) Reclassifications:

Certain prior year items have been reclassified to conform to current year presentation.  The Company reclassified amortization related to debt discounts from depreciation and amortization in operating expenses to the same caption included in other expenses.  In addition, the Company reclassified amortization of software costs from operating expenses to be included within cost of sales.

(s) Recently Issued Accounting Pronouncements Affecting The Company:

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Codification Subtopic 605-25 (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables , or EITF 00-21). The consensus to EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, or EITF 08-01, provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. EITF 00-21 previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under EITF 00-21, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will have to evaluate the impact of this standard on future revenue arrangements that we may enter into.

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

-
In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

-
EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

-
 In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows. In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

-
In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 - STOCK COMPENSATION

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the years ended December 31, 2009 and 2008 include share-based compensation expense for employees and board of directors totaled approximately $581,551 and $1,049,069, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the years ended December 31, 2009 and 2008, the Company granted 7,910,844 and 7,275,000 (respectively) of options to employees, consultants and board of directors.  The options are exercisable at a range of $0.08 to $0.18 and have a five year term.  As of December 31, 2009, 10,373,445 employee options have vested and the remaining 3,150,000 vest over a three year period.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the years ended December 31, 2009 and 2008, the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended December 31,
	2009	2008
Expected term (in years)	5	5
Expected volatilty	99.09%-100.00%	89.23%-95.46%
Expected dividend yield	0%	0%
Risk-free interest rate	2.51%-3.85%	3.47%-4.26%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $94,000 and $193,333 for the years ended December 31, 2009 and 2008, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

During the years ended December 31, 2009 and 2008, the Company granted 5,400,000 and 0, respectively, of the options to non-employees.  The options are exercisable at a range of $0.08 to $0.30 and have a five year term.  As of December 31, 2009, 6,378,889 non-employee options have vested and the remaining 5,166,667 options vest over a three year period.

The following table represents our stock options granted, exercised, and forfeited during 2009.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2007	9,733,157	$0.36	2.6661	$0
Granted	7,275,000	0.15
Exercised	-	-
Forfeited/expired	(3,570,000)	0.31
Outstanding at December 31, 2008	13,438,157	$0.24	2.4235	$0
Granted	13,310,844	0.12
Exercised
Forfeited/expired	(1,680,000)	0.30
Outstanding at December 31, 2009	25,069,001	$0.18	3.3829	$0
Exercisable at December 31, 2009	16,752,334	$0.20	3.3591	$0

As of December 31, 2009, there was $551,599 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 5 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2009	2008
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(172,073)	(109,214)
	$68,094	$130,953

Depreciation charged to operations amounted to $62,859 and $63,460 for the years ended December 31, 2009 and 2008, respectively. Property and equipment include gross assets acquired under capital leases of $108,226 and $195,325 at December 31, 2009 and 2008, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 6 -   NOTES PAYABLE - BANK

The Company had a $50,000 revolving line of credit and a $5,000 overdraft privilege with a bank.  In the fiscal year ended December 31, 2009, the Company repaid the line of credit totaling $49,007, and subsequently closed these accounts.  At December 31, 2008 $49,007 of the line had been utilized. At December 31, 2008, none of the overdraft privilege had been utilized. Interest on borrowings is charged at 2.25% above the bank's prevailing prime rate (5.5% and 7.25 % at December 31, 2009 and 2008, respectively). Interest of $2,228 and $1,139 was charged to operations for the years ended December 31, 2009 and 2008, respectively. The debt was guaranteed personally by the former CEO of the Company and is collateralized by marketable securities owned by him which had a fair market value of approximately $35,000 at December 31, 2008.

NOTE 7 -   NOTE PAYABLE - EQUIPMENT

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five-year term with monthly payments of $433 including interest at the rate of 8.15% per annum and is secured by the equipment purchased. The outstanding balance at December 31, 2009 and 2008 was $8,065 and $12,406 respectively, of which $4,330 and $4,341 is included in current liabilities. Future principal payments under the secured loan payable as of December 31, 2009 for the next two years are $4,330 and $3,735, respectively.

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASE

On July 17, 2006 the Company entered into an equipment lease agreement with Citicorp Vendor Finance for the purchase of $87,098 of computer equipment related to the Company’s products. The lease has a five-year term and a $1 purchase option. In January 2009, the Company prepaid the Citicorp Vendor Finance lease for servers for $50,000 in lieu of the remaining payments totaling $65,125.

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

Depreciation for assets under capital leases for the years ended December 31, 2009 and 2008 amounted to $6,749 and $51,478, respectively, and is included in depreciation expense.

The following is a summary of assets held under capital leases at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Data processing equipment, server and routers	$108,226	$195,325
Less: Accumulated depreciation	(76,126)	(82,875)
	$32,100	$112,450

The minimum future lease payments under the capital lease and the equipment loan for the next two years, in aggregate are:

Year ending	Amount
December 31, 2010	$47,991
December 31, 2011	5,735
Total minimum lease payments	$53,726

 NOTE 9 -    10% CONVERTIBLE NOTES PAYABLE

During 2005 and 2006, the Company raised capital via a private placement to accredited investors of units (“Units”), each Unit consisting of (a) a 10% convertible note with the original principal amount of $10,000 and (b) warrants to purchase 10,000 shares of common stock, exercisable at $0.50 per share, for $10,000 per Unit. The Company raised a gross amount of $2,895,000 from the offerings. The convertible notes matured in two years from the date of issue, if not converted earlier, bearing a 10% interest rate. These Notes are convertible at any time at the option of the holder into the Company’s Common Stock at the conversion rate of $0.40 per share.

At inception, the Company had determined that the 10% convertible debentures contained a beneficial conversion feature.  The estimated fair value of the warrants has been determined using the Black-Scholes option pricing model. The combined total fair value of the warrants and beneficial conversion feature had been accounted for as a debt discount that had been amortized and treated as interest expense over the term of the convertible debenture under the effective interest method. For the years ended December 31, 2009 and 2008, the discount amortization amounted charged to interest expense totaled $0 and $96,567, respectively. As of December 31, 2009 and 2008 the debt discount had been fully amortized.

As of December 31, 2009 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $9,600 and $21,402 for the fiscal years ending December 31, 2009 and 2008, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of December 31, 2009.

As stated in Note 2, the Company modified certain terms of the notes, including a lower conversion price and a lower exercise price on the warrants.   The modification of the notes in the fiscal quarter ended March 31, 2008 resulted in additional interest expense of $985,500 with a credit to additional paid in capital.  The modification of notes in and fourth quarter of fiscal year 2008 resulted in additional interest expense of $104,311 with the offset recorded to additional paid in capital.

During the fiscal year ended December 31, 2009 the Company repaid a total of $191,008 of the outstanding principal to the 10% convertible note holders. Of the total repaid, the Company settled in principal note of $300,000 for $150,000 in cash and recorded a gain on extinguishment of debt of $150,000.  In addition, the Company converted principal totaling approximately $93,000 and accrued interest of $2,840 into 794,636 shares of common stock at conversion rates between $0.10 and $0.16. For the year ended December 31, 2009 the Company recorded interest expense as a result of the modification of debt (due to lower conversion price) for 10% convertible notes totaling $66,548.

As reflected on the balance sheets, the value of the 10% convertible notes at December 31, 2009 and 2008 amounted to $233,832 and $668,000, respectively and are classified as current due to the fact that they are in default for the non payment by the maturity date.

 NOTE 10 –  BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. The private placement was terminated in December of 2007, and the Company received gross proceeds of $300,000. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. In October of 2009, the Company repaid $20,168 towards the principal balance of these notes. As of December 31, 2009, the total of $279,832, of principal and accrued interest of $63,768 is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $905,000 from these promissory notes for the year ended December 31, 2008 and issued 1,715,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $290,349 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of $59,279 of the discount. During the year ended December 31, 2009 the Company repaid $164,202 of principal and converted a total of accrued interest and principal of $222,833 ($200,000 was principal) into 1,591,667 shares of common stock of the Company.  For the year ended December 31, 2009 the Company recorded interest expense as a result of the modification of debt (due to a lower conversion price) of $66,850. As of December 31, 2009, a total of $415,798 principal and accrued interest totaling $70,522 of these short term promissory notes are currently in default and outstanding.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of nine months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $1,300,000 from these promissory notes for the year ended December 31, 2009 and issued 2,530,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $673,672 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of $562,052 of the discount. In July 2009, the Company issued 1,071,429 shares of restricted common stock for converting $150,000 of principal at $0.14.  In 2009, the Company repaid $91,807 of the principal portion of these notes, which $16,807 was applied against the loans in default.

As of December 31, 2009, a total of $1,058,193 principal and accrued interest totaling $79,065 of these short term bridge promissory notes are currently outstanding, of which $83,193 of principal and $9,469 of accrued interest was in default at year end.

Non Convertible Bridge Notes Payable:

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum at September 30, 2009 and is payable at the end of the term.  In October of 2009 the Company repaid a portion of the principal loan totaling $25,210.  As of December 31, 2009 the total of $124,790 of principal and accrued interest of $27,481, is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $85,000 from these promissory notes for the year ended December 31, 2008 and issued 120,000 restricted shares of the Company’s common stock to the note holder. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $20,400 with a corresponding credit to common stock and additional paid in capital. The Company amortized the $20,400 in the fiscal year ended December 31, 2008. The Company repaid $25,000 of these notes in the year ended December 31, 2008 and $10,084 was repaid in the fiscal year ended December 31, 2009.  As of December 31, 2009, a total of $49,916 principal and $9,737 of accrued interest of these short term non convertible promissory notes are currently in default and outstanding.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to nine months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $300,000 from these promissory notes and issued 300,000 restricted shares of the Company’s common stock to the note holders for the year ended December 31, 2009. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $28,836 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of $28,836 of the discount, and repaid $201,639 of principal. As of December 31, 2009, a total of $98,361 of principal and $16,075 of accrued interest of these short term non convertible promissory notes are currently in default and outstanding.

As of December 31, 2009, the Company’s bridge loan payable principal balance amounted to $2,026,890, of which $1,051,639 were in default as of year end.

                NOTE 11 - DUE TO STOCKHOLDERS AND AFFILIATES

 (a)       Due to stockholders

At December 31, 2009 and 2008, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $43,718 and $163,718, respectively, for working capital advances made to the Company.  In accordance with Mr. Bozsnyak’s separation agreement dated February 2009, in the fiscal year ended December 31, 2009, the Company repaid $120,000 of the loan previously made for working capital advances. For the years ended December 31, 2009 and 2008, interest expense was charged in the amounts of $1,008 and $10,639, respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, 5.5% and 7.25% at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, $164,100 and $163,092 in accrued interest was due to Mr. Bozsnyak, respectively.

At December 31, 2009 and 2008, $100,019 and $360,588, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak and Mr. O’Connor. During the year ended December 31, 2009, the Company repaid approximately $104,000 of unpaid salaries to Mr. Bozsnyak, of which $86,000 was repaid in accordance with his February 2009 separation agreement. Also in connection with his separation agreement, the Company reversed $88,997 of stock based compensation related to the value of unissued options from 2008 that were in accordance with his employment agreement.

 (b)    Due to affiliates

In December of 2008, the Company and Mr. O’Connor entered into a separation agreement when he resigned. Pursuant to the agreement, in full consideration of all unpaid compensation totaling $172,222, the Company agreed to a lump sum cash payment of $40,000 and the remaining $132,222 of compensation was to be paid in options (881,481 cashless options at an exercise price of $0.15) of the Company.  In October of 2009, the Company entered into a settlement agreement with the former Chief Operating Officer, Mr. O’Connor.  Pursuant to the settlement agreement, the Company arranged for a third party to purchase 750,000 shares of the Company’s common stock owned by Mr. O’Connor for $110,000. In consideration for the stock purchase agreement, Mr. O’Connor forgave the $40,000 lump sum cash payment, the 881,481 options and a debt of $47,671 from prior years, due to an affiliate of the Company in which Mr. O’Connor owns.

NOTE 12 –    ECONOMIC DEPENDENCY

The Company sold its products primarily on line in the current year and for fiscal year 2008.  In the first quarter of fiscal 2008 the Company did sell its product through one distributor, which accounted for 56% of the Company’s sales and this customer  accounted for 100% of the accounts receivable at December 31, 2008. There was no customer that accounted for more than 10% of the sales for the fiscal year ended December 31, 2009.

            NOTE 13 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	2009	2008

Deferred Tax Assets:
Net Operating Losses	$7,505,000	$6,461,000
Option Expense	1,687,000	990,000
Other	(104,000)	234,000
Valuation Allowances	(9,088,000)	(7,685,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2009 and 2008, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $9,245,000 at December 31, 2009 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2029.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	2009	2008
U.S federal income tax at statutory rate	$(1,524,000)	$(1,765,000)
State income tax, net of federal income tax benefit	(224,000)	(260,000)
Non cash interest	121,000	551,000
Beneficial conversion feature	216,000	41,000
Other permanent differenced	8,000	65,000
Valuation tax asset allowance	1,403,000	1,368,000
Effective tax rate	$-	$-

NOTE 14 -    EQUITY TRANSACTIONS

(a)	Preferred Stock:

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

The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.  In connection with the Stock Purchase Agreement and Certificate of Designation, the Preferred B stockholders were entitled to a quarterly dividend paid in common stock.  The Company has recorded dividends payable totaling $43,556 at December 31, 2009 and included this amount in the accompanying consolidated statement of stockholders’ deficit and statement of operations.

On March 4, 2010, Echo Metrix, Inc. (the “Company”) entered into Amendment No. 2 (“Amendment No. 2”) to the Series B Convertible Preferred Stock Purchase Agreement, dated July 29, 2009, as amended by Amendment No. 1 to the Series B Convertible Preferred Stock Purchase Agreement, with Rock Island Capital, LLC (the “Purchaser”), dated September 4, 2009 (as amended, the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser, in tranches (with the last tranche to occur within approximately 60 days from execution of Amendment No. 2), an aggregate of 550,055 shares of Series B Preferred Stock (of which 220,022 shares were sold prior to execution of Amendment No.2) for an aggregate purchase price of $5,000,000 (of which $2,000,000 was sold prior to execution of Amendment No. 2). In addition, the Company agreed to issue to the Purchaser five-year warrants to purchase 50,000,000 shares at an exercise price of $0.03, exercisable on a cashless basis, and 50,000,000 shares at an exercise price of $0.06, not exercisable on a cashless basis, in tranches pro rata with the sale of the Series B Preferred Stock. The exercise price of the warrants not exercisable on a cashless basis shall be reduced to $0.03 if the closing price of the Company’s common stock has a volume weighted average price of less than $0.06 for a thirty day period during the term of such warrants. The Company also agreed to issue to the Purchaser 45,000,000 shares of common stock (the “Additional Shares”), in tranches pro rata with the sale of the Series B Preferred Stock. The Purchaser may terminate the Purchase Agreement upon 10 days’ written notice, in which event the Purchaser shall not be obligated to make any additional purchases under the Purchase Agreement, except for a final purchase for $300,000.

In connection with the Purchase Agreement, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) filed with the State of Delaware on March 5, 2010.

(b)	Common Stock:

Payment of Interest

For the years ended December 31, 2009 and 2008, the Company issued 675,795 shares (valued at $79,837) and 742,867 shares (valued at $96,762) respectively of the Company’s restricted common stock as payment for interest due on the Company’s 10% convertible and Bridge notes.

Bridge Notes Issued

During the years ended December 31, 2009 and 2008, the Company issued  2,830,000 shares (valued at $266,744)  and 1,835,000 shares (valued at $173,512), respectively of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to $1,600,000 and $990,000 for the same fiscal years.

Services Rendered
The Company issued 120,000 shares (valued at $21,001) and 330,000 shares (valued at $57,300) for the years ended December 31, 2009 and 2008 respectively of the Company’s restricted common stock as payment for services and compensation.

Conversion of 10% Notes Payable
During the years ended December 31, 2009 and 2008, the Company issued 766,237 shares and 13,971,242 shares, respectively of the Company’s common stock in connection with the conversion of $93,160 and $1,488,000 of the Company’s 10% convertible notes payable.

Conversion of Bridge Notes Payable
During the years ended December 31, 2009 and 2008, the Company issued 2,500,000 and 192,302 shares of the Company’s common stock in connection with the conversion of $350,000 and $25,000, principal of bridge notes payable, respectively.

Legal Settlements
In May of 2008, the Company issued 1,275,000 shares, valued at $165,750, of its restricted common stock as part of a legal settlement with the former President of the Company.

In August of 2009, the Company issued 500,000 shares of restricted common stock as part of an amendment to a settlement agreement with the Company’s former President.  In consideration for accelerating the remaining payments of $95,000, the Company and Mr. Carrizzo settled for a lump sum cash payment of $50,000 and 500,000 restricted shares of common stock, valued at $45,000.

In February of 2010, the Company issued a $5,000 cash payment and 800,000 shares of the Company’s common stock valued at $72,000 to a former consulting company under the terms of a settlement agreement.  As of December 31, 2009, the Company has recorded $77,000 in consulting expenses and has accrued for such in the accompanying consolidated balance sheet in the accrued expenses line item.

Warrants Exercised
The Company issued 24,000 and 3,080,276 shares of common stock for the years ended December 31, 2009 and 2008, respectively, in connection with warrants exercised.

Sale of Securities
During the year ended December 31, 2008, the Company (through private sales) issued 2,271,429 of its restricted common stock in exchange for net proceeds approximating $318,000.

Stock Issued for Compensation
The Company issued 2,650,000 of its restricted common stock for the year ended December 31, 2008 to employees and non employees in exchange for compensation.

Acquisition of Company
In May of 2008, the Company issued 300,000 shares of its restricted common stock as part of the purchase of EchoMetrix, Inc.

(c ) Warrants :

Warrants Exercised
For the year ended December 31, 2008, 3,080,276 of warrants were exercised for total proceeds of approximately $114,000. There were no warrants exercised in the year ended December 31, 2009.

Warrants Issued
As of December 31, 2009, the Company has outstanding warrants to purchase 43,168,181 shares of its common stock at prices ranging between $0.10 and $0.50.  These warrants have been issued as part of loan agreements with the Company, for assistance in raising money for the Company, for professional services rendered, and for other contractual purposes.

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

During the years ended December 31, 2009 and 2008, the Company issued warrants to purchase 1,325,000 and 2,471,400 shares of the Company’s common stock, respectively in connection with promissory notes issued and sales of its restricted common stock.  All warrants have a three to five year term and are exercisable at a range of $0.14 to $0.35 per share. The Company utilizes the Black-Scholes option-pricing model to calculated the fair value of the warrants issued. A fair value of approximately $94,368 and $67,733 was determined for the years ended December 31, 2009 and 2008, respectively, and expensed over the terms of the warrant.

During the year ended December 31, 2009, the Company issued 2,200,000 warrants in connection with a consulting agreement, at an exercise price of $0.15 per share and with an exercise period of 5 years. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of the warrants issued.  A fair value of $336,000 was determined and expensed as the warrants were fully vested upon issuance.

During the year ended December 31, 2009 the Company granted warrants in connection with employment agreements totaling 4,000,000 shares all at an exercisable price of $0.10 and for a five year term. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of the warrants issued.  A fair value of $360,000 was determined and expensed and included in the general and administrative line item in the accompanying consolidated statement of operations as the warrants were fully vested upon issuance.

In connection with the sale of the Company’s Preferred B Convertible Stock, an investor received warrants of 22,002,200 at an exercise price of $0.15 and a five year term. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of the warrants issued.  A fair value of $2,000,000 was determined and disclosed as a deemed preferred stock dividend in the consolidated statements of operations and stockholder’s deficit.

On August 15, 2008, a warrant was issued to a consultant to acquire 400,000 common shares at $0.15 per share exercisable for three years as part of the compensation for consulting services rendered. The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of the warrants issued.  A fair value of $44,000 was determined and recorded in consulting expense as the warrants were fully vested upon issuance.

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2007	13,616,684	$0.25
Issued	2,871,400	0.18
Exercised	(3,080,276)	0.04
Expired	(1,529,724)	0.77
Outstanding at December 31, 2008	11,878,084	$0.22
Issued	31,290,097	0.14
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	43,168,181	$0.16

NOTE 15 - COMMITMENTS AND CONTINGENCIES.

(a)	Legal Proceedings

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. On September 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009. The Company has been vigorously defending this action and is still in the discovery phase.

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE. The Company has been cooperating with the Attorney General’s Office, and while prepared to vigorously itself, the Company is in settlement negotiations with the Attorney General’ Office to amicably resolve the inquiry. As of the date of this filing, no value or estimate has been assessed to a settlement.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009, the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously itself, the Company is prepared to explore a settlement with the FTC in order to amicably resolve the investigation. As of the date of this filing, no value or estimate has been assessed to a settlement.

(b)	Leases

The Company signed a new operating lease beginning July 31, 2006 for its corporate office space located in Syosset, New York.  The lease has a term of five years and two months and expires on September 30, 2011.  In the fiscal year ended December 31, 2009 the Company settled on a previous office lease in Massachusetts and reduced the security deposit by $4,000 and reversed approximately $12,797 of rent expense and recorded it as a gain on extinguishment of a liability. The following is a schedule by year of future minimum rental payments required under the lease agreement:

Year ending	Amount
December 31, 2010	$56,917
December 31, 2011	$43,768

Rent expense was $50,289 and $61,953 for the years ended December 31, 2009 and 2008, respectively.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through March 29, 2010, which is the date the consolidated financial statements were issued.

On January 15, 2010, the Company, through a private sale, issued 300,000 shares of its restricted common stock as a result of a promissory note issued for $150,000. The Company repaid this loan in the first quarter ended March 31, 2010.

On February 18, 2010, the Company, through a private sale, issued 100,000 shares of its restricted common stock as a result of promissory notes issued for $50,000. The Company repaid this loan in the first quarter ended March 31, 2010.

In accordance with the Amendment to the Stock Purchase Agreement for Series B Preferred Stock, the Company received $500,000 in the first quarter ended March 31, 2010.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our internal control over financial reporting was not effective as of December 31, 2009 as further described below.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls.   There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

			Year
Name	Age	Position	Began Service

Peter Sealey	67	Chairman of the Board	2009

Jeffrey Greene	63	Chief Executive Officer	2009

Erica Zalbert	35	Chief Financial Officer	2008

Frank Chester	61	Director	2009

Randy S. Zelin	46	Director	2007

David Lewis	40	Director	2009

Peter Charles	40	Director	2009

Peter Sealey, 66, has been the Chairman of the board of EchoMetrix since February 2009, and is currently the CEO and founder of The Sausalito Group, Inc., a diversified management consulting firm based in Sausalito, CA and offering capabilities in business and marketing strategy, brand identity, market research, advertising services, business development, and expert witness testimony.  Peter held numerous positions at the Coca-Cola Company and became its first CMO in 1990. In addition, Mr. Sealey has served as a management consultant for numerous leading firms including VeriSign, The General Motors Corporation, The Coca-Cola Company, Sony New Technologies, Inc., the Anheuser-Busch Company, Visa U.S.A., United Parcel Service, ImproveNet, Johnson & Johnson, Hewlett-Packard, The Eastman Kodak Company, and Nokia. He serves, or has served, on the Boards of Advisors of Intent MediaWorks, FaceBook.com, Veoh Networks, Log Savvy, Inc., DiStreams, Inc., HomeGain.com, Space.com, AgentWare, Learning Framework, NetOyster, Zinio & eVoice.com. He is a special partner in DigaComm Ventures, LLC.

Jeffrey Greene, 63, has been the Chief Executive Officer and a Director of EchoMetrix since February 2009.  Prior to joining EchoMetrix, Mr. Greene spent the last 30 years as a CEO/COO starting, restarting and rehabilitating businesses in banking, technology, entertainment and most recently the wireless industry space.  Greene served as the Chairman of Citicorp Information Management Services, which was one of the largest resellers of marketing intelligence to the packaged goods industry.  He later became the President of Island Trading Company, the owner of 74 entertainment properties including Island Records.  As President of the Pharmacy Fund, a major  “factor” of third party pharmacy receivables, he raised over $2 Billion in the securitized asset backed securities market while reselling pharmaceutical information to the key manufacturers.

Erica Zalbert, 35, became the Chief Financial Officer of EchoMetrix, Inc. in May 2008. Prior to joining the Company, Ms. Zalbert, was employed with Cambridge Who's Who Publishing, Inc., as Controller. Ms. Zalbert established its accounting department from the ground up, overseeing the internal accounting of all merged who's who entities, consolidated their financial reporting, captured daily and weekly revenues, managed the payroll process, and implemented a Microsoft-based Solomon accounting system. Ms. Zalbert's professional career in finance and accounting began when she joined PricewaterhouseCoopers as an Associate in 1998, and leaving in 2003.During her tenure, she conducted audits for a diversified clientele in the manufacturing, distribution, retail, telecommunications, advertising, mortgage banking, education, and not-for profit sectors. From 2003 to 2006, Ms. Zalbert held the position of Vice President of Financial Reporting for Newtek Business Services (NASDAQ: NEWT). Her responsibilities included reviewing financials for the parent company and 60+ subsidiaries, inter-company analysis, and SEC and regulatory reports. Ms. Zalbert maintained stock compensation schedules, segment accounting and auditing schedules, and performed FIN 46 analysis. She revamped the department, transitioning the records of 25 Newtek companies from a consulting firm to in-house staff, implementing MAS 500 accounting software and FRX reporting software. Ms. Zalbert earned a BBA in Accounting from Hofstra University and is a Certified Public Accountant.

Frank Chester, 60, has been a director of EchoMetrix since March of 2009 and has been a member of the New York Stock exchange for twenty four years, with experience on the floor for almost forty years. During his years as a member, he owned a seat for fifteen years until the exchange became a public entity. When the exchange became public the seat was exchanged for stock and cash. Mr. Chester helped to start two brokerage firms become active members on the floor. Mr. Chester graduated from Villanova University in 1970 with a Bachelor of Science in Business Administration. He has been a guest on such television programs as CNBC, Fox Business, and Bloomberg radio.

Randy S. Zelin, 46, has been a director of EchoMetrix since 2007. An experienced attorney in private practice and a former Nassau County, NY Assistant District Attorney, Mr. Zelin concentrates in the areas of criminal defense and securities litigation. From June 2000 to present, Mr. Zelin serves as President of Randy Scott Zelin, P.C., a law firm in Westbury, New York. He is a graduate of Hofstra University (B.A. 1984) and the Touro College Jacob D. Fuchsberg Law Center (J.D. 1987). He is of counsel to Pryor & Mandelup, LLP, a distinguished bankruptcy, reorganization, and civil practice, where he maintains his office. Mr. Zelin is admitted to practice in New York, New Jersey, and in the U.S. District Courts for the Southern, Eastern, and Northern Districts of New York, and the U.S. Court of Appeals for the Second Circuit. Mr. Zelin is a member of the Nassau County Bar Association and the National Association of Criminal Defense Lawyers. He has lectured at continuing legal education programs on criminal law and procedure and has taught as a guest instructor in various local law schools’ trial advocacy programs as well as for the National Institute for Trial Advocacy. He also appears regularly on CNN Headline news to discuss noteworthy trials and criminal justice issues.

David Lewis, 40, has been a director of the Company since September 2009. Mr. Lewis is a founding partner and COO of Rock Island Capital, LLC, an investment group partnership comprised of seasoned business professionals with decades of operational experience. His responsibilities at Rock Island include developing corporate client relationships leading to investment opportunities as well as managing various aspects of public and private market transactions. Mr. Lewis attended University of Massachusetts  (B.S. 1991) in Amherst, MA and has acquired over 16 years of financial markets experience through affiliations with leading investment banking firms including Alex Brown & Sons, Prudential Securities, and Oppenheimer & Co. Mr. Lewis has specialized in public market transactions including initial and secondary public offerings, P.I.P.E. transactions, and institutional trading.  Mr. Lewis was affiliated with National Securities in Boca Raton, FL ('05-'07) where he advised clients in the areas of in depth asset management & asset allocation as well as corporate strategy and valuation.  In 2008, Mr. Lewis founded a consultancy that has advised numerous companies in various industries including software, energy, nuclear power, and consumer products.

Peter Charles, 40, has been a director of the Company since November 2009. Mr. Charles joined Echo Metrix in October 2009 as Vice President, Director of Corporate Affairs. His responsibilities at the Company include corporate communication and several day-to-day operational and managerial duties. Most recently, Mr. Charles was with Thorium Power (now Lightbridge Corporation), a developer of novel nuclear fuels, where his primary responsibility was investor relations and also carried out various treasury duties. Prior to joining Thorium Power in 2006, Mr. Charles was with Oppenheimer & Co., a full service investment firm. At Oppenheimer, Mr. Charles was registered as a General Securities Professional and was licensed for Sales Supervision and Management. Mr. Charles attended Northeastern University (B.S. 1991) in Boston, MA and he has over 18 years of experience in financial markets, working with various levels of investors including middle-market institutional investors. As a focus, Mr. Charles specialized in Control and Restricted Stock where he is well versed in SEC and NASD rules and the associated filing procedures. Mr. Charles is also well versed in global macroeconomics and regularly studies financial and economic history.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of EchoMetrix’s officers and directors, and persons who own more than ten percent of a registered class of EchoMetrix’s equity securities, to file reports of ownership and changes in ownership of equity securities of EchoMetrix with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish EchoMetrix with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to EchoMetrix during 2009, EchoMetrix believes that Randy Zelin filed a Form 4 late, and Peter Sealey, Frank Chester, Erica Zalbert and David Lewis each filed a Form 3 late.

Item 11. Executive Compensation

Each of our named executive officers has entered into a three year employment agreement with EchoMetrix.   Pursuant to the respective employment agreement, each executive officer receives an annual base salary, a non-ISO option grant, paid health insurance and between three to four weeks of vacation annually.  The employment agreements require the named executive officers to maintain the confidentiality of EchoMetrix information and subject them to non-competition and non-solicitation restrictions during their employment.

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)		Bonuses	Option Grants (2)		All Other Compensation	Total
Position	Year	($)		($)	($)		($)	($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)

Jeffrey Greene, Chief (4)	2009	$229,846		-	$450,000		$26,000	$705,846
Executive Officer (4)	2008	$-		-	-		$70,000	$70,000
William J. Bozsnyak, Former (3)	2009	$150,000		-	$3,549,395	(3)	$100,000	$250,000
Chairman and Chief Executive (3)	2008	$150,000		-	$105,000	(3)	$100,000	$250,000
Erica Zalbert, Chief Financial	2009	$146,538		-	$105,000		-	$251,538
Officer	2008	$66,000	(5)	-	$14,000		-	$80,000
Brian P. O’Connor, Former Chief	2009	-		-	-		-	-
Operating Officer	2008	$139,615	(6)	-	-		-	$139,615
Peter Charles, Vice President and	2009	$29,596	(7)	-	$65,000		-	$94,596
Director of Corporate Affairs	2008	$-		-	-		-	-

(1)            Salary represents base salary earned in 2009 and 2008.

(2)           Represents the amount recognized by EchoMetrix for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

(3)           On February 10, 2009 (the “Separation Agreement Effective Date”), in connection with Mr. Bozsnyak’s resignation as Chief Executive Officer and Chairman of the Company, the Company entered into a separation agreement with Mr. Bozsnyak (the “Separation Agreement”).  Mr. Bozsnyak’s agreement while employed consisted of salary of $150,000 and $100,000 paid quarterly in options to purchase our common stock.  In exchange for salaries owed for 2009 and as part of the separation agreement, the Company granted Mr. Bozsnyak 4,000,000 options at an exercise price of $0.11 on a cashless or non cashless basis.  Pursuant to the Separation Agreement, Mr. Bozsnyak will retain 3,395,556 vested options for a period of three years from the Separation Agreement Effective Date; all other unvested options were cancelled.

(4)            Mr. Greene entered into an employment agreement with the Company effective February 10, 2009.  Other compensation represents amounts owed prior to the effective date of his employment.

(5)            Ms. Zalbert commenced employment with EchoMetrix as our Chief Financial Officer in May 2008.  Her compensation amounts reflect her compensation for the period during which she served in this position for the fiscal year ended December 31, 2008.

(6)            Includes compensation through his resignation as Chief Operating Officer on December 15, 2008.

(7)            Mr. Charles entered into an employment agreement  in October of 2009. His compensation amount reflects compensation for the period from inception of his employment agreement through December 31, 2009.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2009.

	OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)			(b)	(c)	(d)

Jeffrey Greene, Chief	2,500,000	-	2,500,000	$0.15	(2)
Executive Officer	5,000,000	5,000,000	-	$0.10	02/10/14

Erica Zalbert, Chief	200,000	200,000	-	$0.09	11/18/13
Financial Officer	1,750,000	250,000	1,500,000	$0.08	06/01/14

(1)	No options were exercised in 2009 by any named executive officers.
(2)	These options are based on performance measures and will expire 5 years from the date of grant. No options have been granted in 2009.

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

Director Compensation

Directors who are employees of the Company do not receive any fees for their service on the Board. We use equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. Our non-employee directors receive quarterly equity compensation in the form of stock options to purchase shares of the Company's common stock.

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)		Stock and Option Awards ($)		Total ($)
Randy S. Zelin	2009		$-	$$27,073	(4)	$27,063
	2008		$-	$50,500	(3)	$50,500
Peter Sealey (2)	2009	$		$6,073	(5)	$6,073
	2008		$-	$-		$-
Frank Chester (2)	2009		$-	$6,073	(5)	$6,073
	2008		$-	$-		$-
David Lewis (2)	2009		$-	$6,073	(5)	$6,073
	2008		$-	$-		$-

(1)	No options were exercised in 2009 by any directors.
(2)	Mr. Sealey, Mr. Chester, and Mr. Lewis joined the Board in 2009.
(3)	Represents amounts recognized by EchoMetrix for financial statement reporting purposes of 450,000 shares of restricted common stock.
(4)	Represents amounts recognized by EchoMetrix for financial statement reporting purposes of 150,000 shares of restricted common stock and 71,948 options to purchase common stock.
(5)	Represents amounts recognized by EchoMetrix for financial statement reporting purposes of 71,948 options to purchase common stock.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 30, 2010, with respect to the beneficial ownership of our Common Stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group.  The Company's issued and outstanding voting securities at the close of business on March 30, 2010, consisted of 81,024,164 shares of Common Stock.  Unless otherwise indicated, the address of each of the named persons is care of EchoMetrix, Inc., 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791.

	Shares
	Benefically	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	100,884,231	55.46%
William Bozsnyak	14,581,306	16.31%
David Lewis (1)	13,775,000	14.53%
Lewis Asset Management Fund & LAM Opportunity Fund	13,135,174	14.35%
Gene Bicknell	7,046,426	8.70%
Jeffrey Greene	5,000,000	5.81%
Frank Chester	2,621,234	3.20%
Peter Sealey	571,948	*
Peter Charles	500,000	*
Randy S. Zelin	706,948	*
Erica Zalbert	450,000	*
All directors and executive officers as a group (7 persons)	18,625,130	24.92%

(1)
Rock Island Capital, LLC, with an address of One Aventura Blvd, 20900 NE 30th Ave, Aventura FL, 33180, has four members, one of which is David Lewis who serves on our board of directors. The amounts beneficially owned by Rock Island include Mr. Lewis’s ownership.  Included in the total beneficial ownership is (i) 27,502,750 Series B Preferred Stock owned by Rock Island Capital, LLC; (ii) 22,500,000 shares of Common Stock which is majority owned  by Mr. Richard Grossfeld (7,875,000 shares) and Mr. Jamie Safier (7,875,000 shares) and Mr. David Lewis (6,525,000 shares); (iii) 50,000,000 warrants to purchase the Company’s common stock which is majority owned by Mr. Richard Grossfeld (8,750,000 warrants) and Mr. Jamie Safier (8,750,000 warrants) and Mr. David Lewis (7,250,000 warrants).

* less than one percent

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Due to stockholders

At December 31, 2009 and 2008, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $43,718 and $163,718, respectively, for working capital advances made to the Company.  In accordance with Mr. Bozsnyak’s separation agreement dated February 2009, in the fiscal year ended December 31, 2009, the Company repaid $120,000 of the loan previously made for working capital advances. For the years ended December 31, 2009 and 2008, interest expense was charged in the amounts of $1,008 and $10,639, respectively.  The interest rate used in this calculation is the same interest rate paid to the Company’s short term lender under the revolving line of credit described in Note 5, (5.5% and 7.25%) at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, $164,100 and $163,092 in accrued interest was due to Mr. Bozsnyak, respectively.

At December 31, 2009 and 2008, $100,019 and $360,588, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak and Mr. O’Connor. During the year ended December 31, 2009, the Company repaid approximately $104,000 of unpaid salaries, of which approximately $86,000 was in accordance with Mr. Bozsnyak’s February 2010 separation agreement. Also in connection with his separation agreement, the Company reversed $88,997 of stock based compensation related to the value of unissued options from 2008 that were owed to Mr. Bozsnyak at December 31, 2008 in accordance with his employment agreement.

Due to affiliates

In December of 2008, the Company and Mr. O’Connor entered into a separation agreement when he resigned. Pursuant to the agreement, in full consideration of all unpaid compensation totaling $172,222, the Company agreed to a lump sum cash payment of $40,000 and the remaining $132,222 of compensation was to be paid in options (881,481 cashless options at an exercise price of $0.15) of the Company.  In October of 2009, the Company entered into a settlement agreement with the former Chief Operating Officer, Mr. O’Connor.  Pursuant to the settlement agreement, the Company arranged for a third party to purchase 750,000 shares of the Company’s common stock owned by Mr. O’Connor for $110,000. In consideration for the stock purchase agreement, Mr. O’Connor forgave the $40,000 lump sum cash payment, the 881,481 options and a debt of $47,671 from prior years due to an affiliate of the Company in which Mr. O’Connor owns.

Director Independence

The Board of Directors have determined that Messrs.  Peter Sealey, Randy Zelin, Frank Chester and David Lewis are each independent directors as of December 31, 2009.

Mr. Peter Sealey, Chairman of the Company’s Board of Directors is also a director for Socket Mobile since 2002. None of the other directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company  registered  under the Investment Company Act of 1940.

Item 14. Principal Accountant Fees and Services

Audit Fees:	Year ended December 31, 2009 - $ 55,000
Year ended December 31, 2008 - $  50,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:	Year ended December 31, 2009 - $ 28,500
Year ended December 31, 2008 - $  28,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:	Year ended December 31, 2009 - $10,000
Year ended December 31, 2008 - NONE

All Other Fees:	Year ended December 31, 2009 - NONE
Year ended December 31, 2008 - NONE

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
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

3(iv)	Amended By-Laws of the Company (Incorporated herein by reference to Form 8-K filed March 4, 2009)
3(v)	Amended Certificate of Designations, filed with the State of Delaware, dated March 5, 2010.
4.1	Specimen Common Stock Certificate of the Company*
4.2	Specimen Class A Warrant Certificate of the Company*
4.3	Specimen Class B Warrant Certificate of the Company*
5	Opinion re: Legality (Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form SB-2 filed with the Securities and Exchange Commission on May 10, 2004 -File No. 33-97687).
10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*
10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*
10.5	Form of Placement Agent Warrant*
10.6	Company 2004 Stock Plan, dated January 1, 2004. **
10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **
10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **
10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **
10.10	Settlement Agreement, dated October 20, 2005, between EchoMetrix, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)
10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**
10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)
10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)
10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O’Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.18	Secured Guaranty, dated September 15, 2005, between EchoMetrix, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)
10.20	Exchange Agreement dated as of November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent, Inc. (“AAA”) and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)
10.21	Consulting Agreement, dated November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***
10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)
10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)
10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)
10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak ****
10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.27
Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.29
Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 26, 2007)
10.31	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.32	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Diane Supinsky. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.33	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the
Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.34	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed June 6, 2007)

10.35	Series A Preferred Stock Purchase Agreement dated June 1, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.36	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009.
(Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.37	Employment agreement, dated February 10, 2009 between the Company and Jeffrey Greene. (Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.39	Certificate of Designation filed with the State of Delaware (Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)
10.40
Series B Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC (Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)

10.41	Amended Stock Purchase Agreement to Series B Preferred dated March 4, 2010

14	Code of Ethics of the Company.**
21	List of Subsidiaries***

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).
**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.
***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EchoMetrix, Inc.

(Registrant)

By:	/s/ Jeffrey Greene
Jeffrey Greene, Chief Executive Officer

Date: March 30, 2010

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Sealey
Peter Sealey	Chairman	March 30, 2010
s/ Frank Chester
Frank Chester	Director	March 30, 2010
/s/ Randy S. Zelin
Randy S. Zelin	Director	March 30, 2010
/s/ David Lewis
David Lewis	Director	March 30, 2010
/s/ Peter Charles
Peter Charles	Director	March 30, 2010