Form 10-Q
period 2010-03-31
Echo Metrix, Inc.
filed 2010-05-24
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

The outstanding number of the issuer's common stock, par value $.0001, as of May 20, 2010 is 105,593,295 shares.

ECHOMETRIX, INC. AND SUBSIDIARIES

INDEX

Page No.

Factors Affecting Forward-Looking Statements	3

PART I: FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	4–5

Consolidated Statements of Operations For the Three Months ended March 31, 2010 (Unaudited) and 2009 (Unaudited)	6

Consolidated Statements of Cash Flows For the Three months ended March 31, 2010 (Unaudited) and 2009 (Unaudited )	7-8

Notes to Consolidated Financial Statements (Unaudited)	9 -15

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4T –Controls and Procedures	19

PART II:

Item 1 – Legal Proceedings	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults upon Senior Securities	20

Item 4 – Removed and Reserved	21

Item 5 - Other Information	21

Item 6 – Exhibits	21

Signature Page	22

Factors Affecting Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Current assets:
Cash	$5,704	$37,890
Accounts receivable	469	238
Prepaid expenses	13,405	12,671
Total current assets	19,578	50,799

Property and equipment - net	53,941	68,094

Other assets:
Capitalized software costs, less accumulated amortization
of $136,697 and $82,120, respectively	253,719	252,001
Website development costs, less accumulated amortization of
of $8,750 and $5,000, respectively	36,250	40,000
Security deposit	9,454	9,454
Total other assets	299,423	301,455

Total assets	$372,942	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2010	2009
	(unaudited)
Current liabilities:
Current portion of long term debt and capital leases	29,861	47,991
Current portion of 10% convertible notes payable	232,992	233,832
Convertible short term bridge notes payable, net of
discount of $22,427 and $111,574 respectively	1,731,397	1,642,249
Non convertible short term bridge notes payable	263,067	273,067
Due to stockholders	277,643	307,838
Accounts payable	566,821	295,771
Accrued expenses	418,887	501,727
Total current liabilities	3,520,668	3,302,475

Other liabilities:

Obligations under capital lease, net of current portion	2,160	5,735
Deferred rent	6,618	7,541
Total liabilities	3,529,446	3,315,751

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, 1,526,718 designated; issued and outstanding -	90	90
901,237 repectively
Series B Preferred stock - $.0001 par value, 550,055 designated; issued and outstanding -
278,328 and 220,022 respectively	28	22
Common stock - $.0001 par value, authorized - 250,000,000 shares;
issued and outstanding -104,229,720 and 79,203,336 shares respectively	10,424	7,921
Additional paid-in capital	31,773,006	26,470,579
Accumulated deficit	(34,940,052)	(29,374,015)
Total stockholders' deficit	(3,156,504)	(2,895,404)

Total liabilities and stockholders' deficit	$372,942	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,

	2010	2009
Revenues	$7,623	$9,097

Cost of Sales
Commissions	196	244
Amortization of Software Costs	32,535	15,824
Cost of Sales	32,731	16,068

Gross Loss	(25,108)	(6,971)

Operating expenses:
Selling	24,759	12,110
Web site costs	30,988	22,179
General and administrative	852,678	846,554
Depreciation and amortization	17,902	25,719
Total operating expenses	926,327	906,562

Loss from operations	(951,435)	(913,533)

Other (income) expenses:
Interest	62,590	55,967
Interest - related party	-	1,008
Gain on extinguishment of liabilities	-	(15,128)
Other (income) expenses	-	(762)
Amortization of note discounts	114,465	97,672
Total other expenses	177,055	138,757

Net loss	(1,128,490)	(1,052,290)

Common stock dividends to be issued
for Series B Preferred Stock	(35,000)	-
Deemed preferred stock dividend related to warrant modification	(2,023,804)	-
Deemed preferred stock dividend related to issuance of warrants and common stock	(2,378,743)	-

Net loss applicable to common stockholders	$(5,566,037)	$(1,052,290)

Per share data
Loss per share - basic and diluted	$(0.07)	$(0.01)

Weighted average number of
shares outstanding- basic and diluted	80,668,987	73,521,920

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,128,490)	$(1,052,290)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	-	15,128
Warrants/options issued for consulting services	86,696	40,151
Warrants/options issued to employees	6,000	360,000
Common stock issued for services	48,600	108,500
Stock issued for debt service	6,838	12,744
Compensatory element of stock options	91,937	93,344
Depreciation	14,152	16,062
Amortization of software and website development costs	36,285	15,824
Amortization of intangible assets	-	9,657
Amortization of discount related to issuance of restricted stock	49,175	58,003
Amortization of beneficial conversion feature	13,286	15,708
Amortization of discount related to issuance of warrants	52,004	23,961
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(230)	(2,331)
Prepaid expenses and other assets	(735)	14,293
Deferred rent	(923)	(489)
Accounts payable and accrued expenses	253,597	(92,144)
Total adjustments	656,682	688,411

Net cash used in operating activities	(471,808)	(363,879)

Cash flows from investing activities:
Capitalized software costs	(34,252)	(80,930)
Net cash used in investing activities	(34,252)	(80,930)

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	530,000	-
Payments to stockholders	(30,195)	(174,139)
Proceeds from bridge notes payable	200,000	850,000
Payments of bridge notes payable	(210,000)	(75,000)
Payments of 10% investor notes payable	(840)	-
Payments of note payable - equipment	(1,298)	(364)
Payments under capital lease	(13,793)	(64,157)
Net cash provided by financing activities	473,874	536,340

Net (decrease) increase in cash	(32,186)	91,531

Cash at beginning of period	37,890	25,217

Cash at end of period	$5,704	$116,748

Supplemental Disclosure of cash flow information:

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued in connection with settlement agreement	$72,000	$-
Debt discount related to restricted stock issued in
connection to bridge loans	$25,317	$106,436
Debt discount related to warrants granted in connection to bridge loans	$-	$60,911
Debt discount of beneficial conversion feature
in relation to bridge loans	$-	$43,012

Common stock dividends to be issued for Series B Preferred Stock	$35,000	$-
Deemed preferred stock dividend related to warrant modification	2,023,804	-
Deemed preferred stock dividend related to issuance of warrants and common stock	$2,378,743	$-

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

EchoMetrix, Inc. is a software company that develops technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet and the world of mobile texting. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our Data Analytics division has developed an advanced data analytics tool developed to meet the changing needs of marketing and media executives which enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $1,128,490 and $1,052,290 for the three months ended March 31, 2010 and 2009, respectively.  In addition, the Company had negative working capital of $3,501,089 and an accumulated deficit of $34,940,052 at March 31, 2010.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. Management's plan completed in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions the Company as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and Data Analytics, Echometrix will refocus on building distribution agreements with high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, carrier based, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-brand resellers and over the past two months, the Company has been in discussions with numerous consumer branded distributors in the United States, Europe and Latin America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use comptuters and mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. Data Analytics: the Company is further developing the Data Analytics platform by integrating new analytical capabilities, innovative tools, and solutions to meet the ever-increasing market demand. All information and data sources used by Data Analytics will come from anonymous user-generated publicly accessible content on the Internet.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the three months ended March 31, 2010, the Company raised approximately $730,000 from the issuance of debt and preferred stock.

EchoMetrix, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-K filed on March 31, 2010. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2010 and 2009 have been excluded from the per share computations:

	For the Three Months Ended March 31,
	2010	2009
2004 Stock Plan Options	470,000	930,000
Non ISO Stock Options	26,004,035	12,288,157
Convertible Preferred Stock	36,845,170	9,012,370
Convertible Notes Payable	18,221,533	6,680,000
Warrants	71,454,481	10,741,084

(b) Recent Accounting Pronouncements:

The Company evaluates the new accounting provisions for guidance applicable to EchoMetrix, Inc.  During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

NOTE 3 – STOCK COMPENSATION

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the three months ended March 31, 2010 and 2009 include share-based compensation expense for employees and board of directors totaled approximately $92,000 and $20,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the three months ended March 31, 2010 the Company granted 181,820 fully vested options to board of directors.  The options are exercisable at $0.10 and have a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2010 and 2009 the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended March 31,
	2010	2009
Expected term (in years)	5	5
Expected volatility	100.25%-100.42%	99.06%-99.96%
Expected dividend yield	0	0
Risk-free interest rate	3.61%-3.84%	2.51%-2.71%

Accounting for Non-employee Awards:
 The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $87,000 and $2,400 for three months ended March 31, 2010 and 2009, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

During the three months ended March 31, 2010, the Company granted 1,223,214 fully vested options to non-employees.  The options are exercisable at a range of $0.07 to $0.10 and have a five year term.

The following table represents our stock options granted, exercised, and forfeited during the three months ended March 31, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2010	25,069,001	$0.18	3.3829	$0
Granted	1,405,034	$0.09	4.9207	0
Exercised	-	-
Forfeited/expired	-	-
Outstanding at March 31, 2010	26,474,035	$0.17	3.2310	$0

Exercisable at March 31, 2010	18,157,368	$0.19	3.1602	$0

As of March 31, 2010, there was $472,849 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 4 -   10% CONVERTIBLE NOTES PAYABLE

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

At inception, the Company had determined that the 10% convertible debentures contained a beneficial conversion feature.  The estimated fair value of the warrants has been determined using the Black-Scholes option pricing model. The combined total fair value of the warrants and beneficial conversion feature had been accounted for as a debt discount that had been amortized and treated as interest expense over the term of the convertible debenture under the effective interest method. For the three months ended March 31, 2010 and 2009, the discount amortization amounted charged to interest expense totaled $0, respectively as the discount was fully amortized in 2008.

As of March 31, 2010 all of the 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $1,200 and $3,300 for the three months ended March 31, 2010 and 2009, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of March 31, 2010 and December 31, 2009, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at March 31, 2010 and December 31, 2009 amounted to $232,992 and $233,832, respectively and are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 5- BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

On November 7, 2007 the Company began a private placement to accredited investors of 10% short term promissory notes. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share.  As of March 31, 2010 and December 31, 2009, the total of $279,832 of principal and accrued interest of $70,770 and $63,768, respectively is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $905,000 from these promissory notes for the year ended December 31, 2008 and issued 1,715,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $290,349 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of $59,279 of the discount. During the year ended December 31, 2009 the Company repaid $164,202 of principal and converted a total of accrued interest and principal of $222,833 ($200,000 was principal) into 1,591,667 shares of common stock of the Company.  For the year ended December 31, 2009 the Company recorded interest expense as a result of the modification of debt (due to a lower conversion price) of $66,850. As of March 31, 2010 and December 31, 2009, a total of $415,798 principal and accrued interest totaling $98,430 and $70,522, respectively of these short term promissory notes are currently in default and outstanding.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of nine months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $1,300,000 from these promissory notes for the year ended December 31, 2009 and issued 2,530,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $673,672 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the three months ended March 31, 2010 and the fiscal year ended December 31, 2009, the Company amortized a total of $89,148 and $562,052 of the discount. In July 2009, the Company issued 1,071,429 shares of restricted common stock for converting $150,000 of principal at $0.14.  In 2009, the Company repaid $91,807 of the principal portion of these notes, which $16,807 was applied against the loans in default. As of March 31, 2010 and December 31, 2009, a total of $1,058,193 and $1,073,193 principal, respectively and accrued interest totaling $105,671 and $70,522, respectively of these short term promissory notes are currently outstanding. As of March 31, 2010 and December 31, 2009 a total of $558,193 and $83,193 of principal and $51,226 and $9,469 of accrued interest, respectively was in default.

During the three months ended March 31, 2010, the Company issued 10% senior secured short term promissory notes to accredited investors. These notes have maturity dates of six months and bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $200,000 from these promissory notes for the three months ended March 31, 2010 and issued 400,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.10 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of $25,317 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method.  For the three months ended March 31, 2010, the Company amortized a total of $25,317 of the discount. In March of 2010, the Company repaid the senior notes of $200,000 plus accrued interest totaling $2,388.

Non Convertible Bridge Notes Payable:

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum and is payable at the end of the term.   As of March 31, 2010 and December 31, 2009 the total of $124,790 of principal and accrued interest of $ 28,370 and $27,481, respectively is outstanding and currently in default for non payment of principal on maturity date.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $85,000 from these promissory notes for the year ended December 31, 2008 and issued 120,000 restricted shares of the Company’s common stock to the note holder. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $20,400 with a corresponding credit to common stock and additional paid in capital. The Company amortized the $20,400 in the fiscal year ended December 31, 2008. The Company repaid $25,000 of these notes in the year ended December 31, 2008 and $10,084 was repaid in the fiscal year ended December 31, 2009.  As of March 31, 2010 and  December 31, 2009, a total of $49,916 principal and $10,987 and $9,737, respectively of accrued interest of these short term non convertible promissory notes are currently in default and outstanding.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to nine months, bear interest at a rate of 10% per annum, payable at the end of the term.  The Company raised a total of $300,000 from these promissory notes and issued 300,000 restricted shares of the Company’s common stock to the note holders for the year ended December 31, 2009. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these notes and related restricted shares, the Company recorded a total discount of $28,836 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of $28,836 of the discount, and repaid $201,639 of principal. As of March 31, 2010 and December 31, 2009, a total of $88,361 of principal and $18,191 of accrued interest of these short term non convertible promissory notes are currently in default and outstanding.

As of March 31, 2010, the Company’s convertible and non-convertible bridge loan payable principal balance amounted to $2,026,891, of which $1,526,891 was in default at March 31, 2010.

NOTE 6 - DUE TO STOCKHOLDERS

At March 31, 2010 and December 31, 2009, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $43,718, respectively, for working capital advances made to the Company.  In accordance with Mr. Bozsnyak’s separation agreement dated February 2009, in the fiscal year ended December 31, 2009, the Company repaid $120,000 of the loan previously made for working capital advances. For the three months ended March 31, 2009, interest expense was $1,008, which was calculated at 5.5%.   At March 31, 2010 and December 31, 2009, $164,100 in accrued interest was due to Mr. Bozsnyak.

At March 31, 2010 and as of December 31, 2009, $69,825 and $100,019, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak.

NOTE 7 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest
For the three months ended March 31, 2010, the Company issued 80,828 shares (valued at $6,838) of the Company’s restricted common stock as payment for interest due on the Company’s 10% convertible notes.

Senior Secured Bridge Notes Issued
During the three months ended March 31, 2010, the Company issued 400,000 shares (valued at $25,317) of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to $200,000.

           Services Rendered
The Company issued 540,000 shares (valued at $48,600) for the three months ended March 31, 2010 of the Company’s restricted common stock as payment for compensation.

Legal Settlements
In February of 2010, the Company made a $5,000 cash payment and issued 800,000 shares of the Company’s common stock valued at $72,000 to a former consulting company under the terms of a settlement agreement.

Issuance of Common Stock as a Result of Sale of Securities
The Company issued 435,556 shares of common stock as a dividend on Preferred Stock B which was accrued at December 31, 2009.  In connection with Amendment No. 2 to the Series B Convertible Preferred Stock effective March 4, 2010 the Company issued the pro rata portion of common stock amounting to 22,770,000 shares.

Warrants :

Warrants Issued
As of December 31, 2009, the Company has outstanding warrants to purchase 71,454,481 shares of its common stock at prices ranging between $0.03 and $0.35.  These warrants have been issued as part of loan agreements with the Company, for assistance in raising money for the Company, for professional services rendered, and for other contractual purposes.

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

For the three months ended March 31, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002.200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective March 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.

As a result of the above modification, the Company recorded $2,023,804 of a deemed dividend which is included in the accompanying consolidated statement of operations.

There were no warrants exercised in the three months ended March 31, 2010.

NOTE 8 -     PREFERRED B

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

As of December 31, 2009 the Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.  In connection with the Stock Purchase Agreement and Certificate of Designation, the Preferred B stockholders were entitled to a quarterly dividend paid in common stock.  The Company has recorded dividends payable totaling $43,556 at December 31, 2009 and included this amount in the accompanying consolidated statement of stockholders’ deficit and statement of operations. Dividends totaling 435,556 were issued in the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company has recorded dividends payable totaling $35,000 which is included in the accompanying unaudited consolidated statement of operations.

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

In the three months ended March 31, 2010, the Company received $530,000 from the sale of Series B Convertible Preferred , and issued an additional 58,306 shares, recording the corresponding credits to Preferred B and additional paid in capital. In connection with the capital received, the Company issued common stock and warrants for the pro-rata portion of the investment, recording a deemed dividend of $2,378,743.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES

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

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE. The Company continues to engage in discussions with the Attorney General’s office with a view towards an amicable resolution to the Attorney General’s investigation.  As of the date of this filing management believes that a settlement is probable. As of the date of this filing, no value or estimate has been assessed to a settlement.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009, the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously defend itself, the Company is prepared to explore a settlement with the FTC in order to amicably resolve the investigation. No value or estimate has been assessed to a settlement.

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company  intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 -     SUBSEQUENT EVENTS

In April of 2010, the Company received $470,000 pursuant to Amendment No. 2 and will issue the pro-rata portion of Preferred B shares, Common stock and Warrants in the second fiscal quarter of 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

General

EchoMetrix, Inc is a software company that develops technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products heralded as the most comprehensive and effective solution in protecting children from dangers on the Internet and the world of mobile texting. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our Data Analytics division has developed  an advanced data analytics tool developed to meet the changing needs of marketing and media executives which enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

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

Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. Management's plan was completed in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions the Company as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and Data Analytics, the Company will refocus its business on building distribution agreements with high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, the Company has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, carrier based, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-branded resellers and over the past two months, Echometrix has been in discussions with numerous consumer branded distributors in the United States, Europe and Latin America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use computers and mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. Data Analytics: the Company is further developing the Data Analytics platform by integrating new analytical capabilities, innovative tools, and solutions to meet the ever-increasing market demand. All information and data sources used by Data Analytics will come from anonymous user-generated publicly accessible content on the Internet.

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2010 and March 31, 2009

Revenue for the three months ended March 31, 2010 and 2009 was $7,623 and $9,097, respectively, a slight decrease of $1,474.Gross loss decreased to $25,108 from $6,971 due to the increased amortization of software costs in the three months ended March 31, 2010 compared to the same period in the prior year.

Operating costs totaled $926,327 for the three months ended March 31, 2010 compared to $906,562 for the prior three month  period ending March 31, 2009.  The slight increase overall in operating expenses is a direct result of the Company’s focus on the parental control product for the mobile market.

Gain on extinguishment of debt for the three months ended March 31, 2009 consisted of a gain of $15,128 for a pay off of a capital lease.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2010, the Company had cash and cash equivalents of $5,704 and a working capital deficiency of $3,501,089.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $471,808 and $363,879, respectively.   The current period net cash used in operating activities relates to the net loss of $1,128,490 offset by adjustments totaling $656,682, which primarily relates to $240,072 of non cash stock compensation expense and depreciation and amortization of $164,902.  The prior comparative period’s net cash used in operating was due to a net loss of $1,052,290 offset by non cash stock compensation of $614,739 and $139,215 of depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $34,252 and $80,930 and are attributable to the additions of software costs.  The Company has spent the three months ended March 31, 2010 in developing the parental control product for the mobile market.

Net cash provided by financing activities was $473,874 and $536,340 for the three months ended March 31, 2010 and 2009, respectively. The decrease was a result of the net proceeds from bridge note holders in the prior comparable three months totaling $775,000 compared to proceeds totaling $530,000 from the sale of the Company’s Preferred B Stock.

While the Company has raised capital from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to secure additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2010, and 2009 the Company capitalized $34,252 and $80,930 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three month period ended March 31, 2010 and 2009 was $36,285 and $15,824 respectively.

 In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the three month period ended March 31, 2010.

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

Other Accounting Policies:

Refer to the Annual Report on Form 10-K for the year ended December 31, 2009 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2010 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no significant changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2010 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Freifeld

On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.  The Company has retained legal counsel and has filed pre-answer motion for summary judgment for the Company.  The Plaintiffs have moved for summary judgment in lieu of a complaint and we cross-moved for summary judgment. The Court has indicated that it is going to set the matter down for an evidentiary hearing. On September 3, 2009 the courts dismissed the Plaintiffs motion for summary judgment in favor of the Company. On July 9, 2009, the Plaintiffs filed discovery for the deposition schedule for October 27, 2009. The Company has been vigorously defending this action.

Attorney General Inquiry

By subpoena duces tecum dated September 24, 2009, the Attorney General’s Office of the State of New York advised the Company that it had opened an inquiry to determine whether an action or proceeding should be instituted against the Company or any other entity pursuant to Executive Law §63(12).  The Company continues to engage in discussions with the Attorney General’s office with a view towards an amicable resolution to the Attorney General’s investigation.  As of the date of this filing management believes that a settlement is probable.

Federal Trade Commission Civil Investigative Demand

By Civil Investigative Demand dated December 16, 2009, the Federal Trade Commission “(“FTC”) advised the Company that it had opened an investigation to determine if there is, has been or may be any violations of laws administered by the FTC.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously defend itself, the Company is prepared to explore a settlement with the FTC in order to amicably resolve the investigation.

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company  intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 14, 2010, the Company, through a private sale, issued 300,000 shares of its restricted common stock in connection with a promissory note issued for $150,000.

On February 19, 2010, the Company, through a private sale, issued 100,000 shares of its restricted common stock in connection with a promissory note issued for $50,000.

Pursuant to Amendment No. 2 to the Series B Convertible Preferred Stock Purchase Agreement with Rock Island Capital LLC, the Company issued 23,220,000 shares of Common Stock, 282,828 shares of Series B Preferred Stock, and warrants to purchase 50,600,000 shares of Common Stock (including warrants with an exercise price of $0.03 and 25,300,000 warrants with an exercise price of $0.06) for proceeds received through April 9, 2010.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $232,992 of principal as of March 31, 2010.  In addition, the Company is in default on the principal of short term bridge notes payable totaling $1,494,464 as of March 31, 2010.

Item 4.  Reserved.
Item 6.  Exhibits.

            Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The  Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EchoMetrix, Inc.
(Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Principal Financial Officer

Date: May 24, 2010