Form 10-K/A
period 2009-12-31
Echo Metrix, Inc.
filed 2010-07-28
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Report”).  The purpose of this Amendment No. 1 is to amend Item 9A(T) in the Original Report to provide a statement as to whether the Company’s disclosure controls and procedures are effective. This Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our disclosure controls and procedures are effective. The Company failed to state this conclusion in the Company’ s annual report on Form 10-K filed with the SEC on  March 31, 2010, due to an oversight. Management has concluded that internal control over financial reporting was not effective as of December 31, 2009 as further described below.

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
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

3(iv)	Amended By-Laws of the Company (Incorporated herein by reference to Form 8-K filed March 4, 2009)
3(v)	Amended Certificate of Designations, filed with the State of Delaware, dated March 5, 2010 (previously filed).
4.1	Specimen Common Stock Certificate of the Company*
4.2	Specimen Class A Warrant Certificate of the Company*
4.3	Specimen Class B Warrant Certificate of the Company*
5	Opinion re: Legality (Incorporated herein by reference to Post-Effective Amendment No. 4 to our Form SB-2 filed with the Securities and Exchange Commission on May 10, 2004 -File No. 33-97687).
10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*
10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*
10.5	Form of Placement Agent Warrant*
10.6	Company 2004 Stock Plan, dated January 1, 2004. **
10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **
10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **
10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **
10.10	Settlement Agreement, dated October 20, 2005, between EchoMetrix, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)
10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**
10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **

10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)
10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)
10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O’Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.18	Secured Guaranty, dated September 15, 2005, between EchoMetrix, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)
10.20	Exchange Agreement dated as of November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent, Inc. (“AAA”) and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)
10.21	Consulting Agreement, dated November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***
10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)

10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)
10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)
10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak ****
10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.27
Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.29
Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 26, 2007)
10.31	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.32	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Diane Supinsky. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.33	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the
Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.34	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed June 6, 2007)

10.35	Series A Preferred Stock Purchase Agreement dated June 1, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.36	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009.
(Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.37	Employment agreement, dated February 10, 2009 between the Company and Jeffrey Greene. (Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.39	Certificate of Designation filed with the State of Delaware (Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)
10.40
Series B Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC
(Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)

10.41	Amended Stock Purchase Agreement to Series B Preferred dated March 4, 2010 (previously filed)

14	Code of Ethics of the Company.**
21	List of Subsidiaries***

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).
**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.
***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EchoMetrix, Inc.

(Registrant)

By:	/s/ Jeffrey Greene
Jeffrey Greene, Chief Executive Officer

Date: July 28, 2010

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer

Date: July 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	July 28, 2010
/s/ Randy S. Zelin
Randy S. Zelin	Director	July 28, 2010
/s/ David Lewis
David Lewis	Director	July 28, 2010
/s/ Peter Charles
Peter Charles	Director	July 28, 2010