Form 10-Q
period 2010-06-30
Echo Metrix, Inc.
filed 2010-08-23
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

The outstanding number of the issuer's common stock, par value $.0001, as of August 17, 2010 is 118,352,700 shares.

ECHOMETRIX, INC. AND SUBSIDIARIES

INDEX

Page No.

Factors Affecting Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3–4

Consolidated Statements of Operations For the Three and Six Months ended June 30, 2010 (Unaudited) and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows For the Six Months ended June 30, 2010 (Unaudited) and 2009 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 -17

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	21

ITEM 4 –Controls and Procedures	21

PART II:

Item 1 – Legal Proceedings	22
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3 – Defaults upon Senior Securities	22
Item 4 – Removed and Reserved	22
Item 5 - Other Information	22
Item 6 – Exhibits	23
Signature Page	24

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash	$49,270	$37,890
Accounts receivable	206	238
Prepaid expenses	7,640	12,671
Total current assets	57,116	50,799

Property and equipment - net	38,045	68,094

Other assets:
Capitalized software costs, less accumulated amortization
of $171,637 and $82,120, respectively	273,571	252,001
Website development costs, less accumulated amortization of
of $12,500 and $5,000, respectively	32,500	40,000
Security deposit	9,454	9,454
Total other assets	315,525	301,455

Total assets	$410,686	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current liabilities:
Current portion of long term debt and capital leases	15,868	47,991
Current portion of 10% convertible notes payable	118,193	233,832
Convertible short term bridge notes payable, net of
discount of $189,973 and $111,574 respectively	1,501,363	1,642,249
Non convertible short term bridge notes payable	129,790	273,067
Due to stockholders	251,762	307,838
Accounts payable	395,056	295,771
Accrued expenses	252,394	501,727
Total current liabilities	2,664,426	3,302,475

Other liabilities:

Obligations under capital lease, net of current portion	4,509	5,735
Deferred rent	5,695	7,541
Total liabilities	2,674,630	3,315,751

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, 1,526,718 designated; issued and outstanding - 901,237 repectively	90	90
Series B Preferred stock - $.0001 par value, 550,055 designated; issued and outstanding -
363,036 and 220,022 respectively	36	22
Common stock - $.0001 par value, authorized - 250,000,000 shares;
issued and outstanding -118,012,187, and 79,203,336 shares respectively	11,801	7,921
Additional paid-in capital	34,786,180	26,470,579
Accumulated deficit	(37,062,051)	(29,374,015)
Total stockholders' deficit	(2,263,944)	(2,895,403)

Total liabilities and stockholders' deficit	$410,686	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009

Revenues	$16,419	$17,409	$8,796	$8,312

Cost of Sales
Commissions	224	506	28	262
Amortization of Software Costs	67,474	33,365	34,939	17,541
Cost of Sales	67,698	33,871	34,967	17,803

Gross Loss	(51,279)	(16,462)	(26,171)	(9,491)

Operating expenses:
Selling	27,150	21,395	2,391	9,285
Web site costs	65,311	44,397	34,323	22,218
General and administrative	1,940,948	1,449,409	1,088,270	602,816
Depreciation and amortization	37,548	37,167	19,647	11,489
Total operating expenses	2,070,957	1,552,369	1,144,631	645,808

Loss from operations	(2,122,236)	(1,568,831)	(1,170,802)	(655,299)

Other (income) expenses:
Interest	119,820	142,604	57,230	86,637
Interest - related party	-	1,008	-	-
Loss (gain) on extinguishment of liabilities	31,263	(15,128)	31,263	-
Debt Conversion Expense	159,638	-	159,638	-
Other (income) expenses	-	-	-	762
Amortization of deferred financing costs	-	10,000	-	10,000
Amortization of note discounts	187,664	184,000	73,199	86,328
Total other expenses :	498,385	322,484	321,330	183,727

Net loss	(2,620,621)	(1,891,315)	(1,492,132)	(839,026)

Common stock dividends to be issued
for Series B Preferred Stock	(90,430)	-	(55,430)	-
Deemed preferred stock dividend related to
warrant modification	(2,023,804)	-	-	-
Deemed preferred stock dividend related to
issuance of warrants and common stock	(2,953,181)	-	(574,438)	-

Net loss applicable to common stock holders	$(7,688,036)	$(1,891,315)	$(2,122,000)	$(839,026)

Per share data
Loss per share - basic and diluted	$(0.08)	$(0.03)	$(0.02)	$(0.01)

Weighted average number of
shares outstanding- basic and diluted	96,161,391	74,162,496	112,628,931	74,796,032

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,620,621)	$(1,891,315)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss (gain) on extinguishment of debt	31,263	(15,128)
Debt modification expense	159,638	-
Bad Debt	-	(250)
Warrants/options issued for consulting services	169,687	89,563
Common stock issued for services	48,600	21,000
Common stock issued for compensation	-	87,500
Stock issued for interest	14,796	35,798
Compensatory element of stock options	632,381	611,706
Depreciation	30,049	27,511
Amortization of deferred financing costs	-	10,000
Amortization of software and website development costs	74,974	33,365
Amortization of intangible assets	-	9,657
Amortization of discount related to debt	187,664	184,000
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	32	1,218
Prepaid expenses and other assets	5,031	15,898
Deferred rent	(1,846)	(978)
Accounts payable and accrued expenses	163,935	142,745
Total adjustments	1,516,204	1,253,605

Net cash used in operating activities	(1,104,418)	(637,710)

Cash flows from investing activities:
Capitalized software costs	(89,044)	(127,794)
Capitalized website development costs		(15,000)
Net cash used in investing activities	(89,044)	(142,794)

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	1,300,000	-
Payments to stockholders	(56,076)	(200,020)
Proceeds from bridge notes payable	200,000	1,150,000
Payments of bridge notes payable	(210,000)	(75,000)
Payments of note payable - equipment	(6,815)	(2,684)
Payments under capital lease	(22,267)	(75,072)
Net cash provided by financing activities	1,204,842	797,224

Net increase in cash	11,380	16,720

Cash at beginning of period	37,890	25,217

Cash at end of period	$49,270	$41,937

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued in connection with settlement agreement	$72,000	$-
Common stock issued in connection with extinguishment of payable	$14,000	$-
Common stock issued as a result of debt conversion	$311,404	$-
Common stock issued in lieu of accrued interest	$228,750	$-
Debt discount related to restricted stock issued in
connection to bridge loans	$31,438	$135,269
Debt discount related to restricted stock issued in connection to
modification of debt instruments	$154,054	$-
Increase in fair value of embedded conversion feature recognized in
in connection with debt modification	$26,653	$-
Debt discount related to warrants granted in connection to bridge loans	$38,795	$60,911
Debt discount of beneficial conversion feature
in relation to bridge loans	$15,121	$43,012
Common stock dividends to be issued for Series B Preferred Stock	$90,430	$-
Deemed preferred stock dividend related to warrant modification	$2,023,804	$-
Deemed preferred stock dividend related to issuance
of warrants and common stock	$2,953,181	$-

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 -         DESCRIPTION OF BUSINESS AND GOING CONCERN

Echometrix, Inc. is a software company that develops technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products intended to protect children from dangers on the Internet and the world of mobile texting. Our award-winning products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our Data Analytics division has developed an advanced data analytics tool developed to meet the changing needs of marketing and media executives which enables the real-time aggregation, measurement, and analysis of vast amounts of anonymous User Generated Content from publicly-available Internet sources.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $2,620,621and $1,891,315 for the six months ended June 30, 2010 and 2009, respectively.  In addition, the Company had negative working capital of $2,607,310 and an accumulated deficit of $37,062,051 at June 30, 2010.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was completed in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and Data Analytics, Echometrix will refocus its business on high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any mobile phone. These products will only be available through major consumer-brand resellers and over the past several months, Echometrix has been in discussions with numerous consumer brands in the United States, Europe and South America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. Data Analytics: Echometrix has developed an advanced data analytics tool designed to enable the real-time aggregation, measurement, and analysis of digital data streams.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the six months ended June 30, 2010, the Company raised approximately $1,500,000 from the issuance of debt and preferred stock.

EchoMetrix, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report on Form 10-K filed on April 15, 2010. The results of the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2010 and 2009 have been excluded from the per share computations:

	For the Six Months Ended June 30,
	2010	2009
2004 Stock Plan Options	230,000	870,000
Non ISO Stock Options	25,791,922	20,938,157
Convertible Preferred Stock	45,316,000	9,012,370
Convertible Notes Payable	14,835,964	19,380,000
Warrants	87,172,317	17,421,084

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the six months ended June 30, 2010 and 2009.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months and the fiscal year ended June 30, 2010 and December 31, 2009, respectively, the Company capitalized $89,044 and $247,207, respectively of software development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six months ended June 30, 2010 and 2009 was $67,474 and $33,365 respectively.

(c) Revenue Recognition:

The Company recognizes revenues in accordance with authoritative guidance and when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products revenue is derived from online Internet sales and is recognized upon the settlement of credit card charges, typically within three days of the sale.

(d) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(e) Debt Extinguishment

In May 2010, the Company offered certain of its existing note holders the opportunity to exchange their principal and interest balances for common stock or for new loans with different terms. The exchange of one of the 10% loans was deemed to be debt extinguishment (as disclosed in Note 4) according to the ASC Topic No.405- Liabilities and 470-50 - Debt, Modifications and Extinguishments.

ASC 470-50-40-10 (formerly EITF Issue 96-19) establishes the criteria for debt extinguishment and modification. If the debt is substantially different, then the debt is extinguished, and a gain or loss is calculated and recorded. The Company determined that an extinguishment occurred as the present value of the cash flows under the terms of the new instrument, was over 10% from the present value of the remaining cash flows under the terms of the original notes. The Company recorded a loss on debt extinguishment of $34,763 which is included in the Statement of Operations for the period ended of June 30, 2010.

(f) Recent Accounting Pronouncements:

In May of 2010, EchoMetrix applied the provisions of ASC 470-50 “Debtors Accounting for a Modification or Exchange of Debt Instruments” when it modified the terms of its 10% and Bridge notes. The Company evaluated these transactions under ASC 470-50 to determine if the modification was substantial and if extinguishment accounting should be applied. If the change in fair value of the conversion option is less than 10% of the carrying value of the debt, (and the debt modification was not determined to be substantial) then ASC 470-20 applies. The Company evaluated the new debt instrument and applied debt conversion expense. (Note 4 and 5)

The Company evaluates the new accounting provisions for guidance applicable to EchoMetrix, Inc.  During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the six months ended June 30, 2010 and 2009 include share-based compensation expense for employees and board of directors totaled approximately $607,000 and $542,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the six months ended June 30, 2010 the Company granted 2,500,000 fully vested options to an employee with an exercise price of $0.10 and a five year term.  The Company granted its board of directors and advisory board members an aggregate of 810,722 fully  vested options  with five year terms and exercise prices between $0.10 and $0.17.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2010 and 2009 the assumptions made in calculating the fair values of options are as follows:

	For the Six Months Ended June 30,
	2010	2009
Expected term (in years)	5	5
Expected volatility	100.31%-104.89%	99.09%-100.00%
Expected dividend yield	0	0
Risk-free interest rate	2.97%-4.01%	2.90%-3.71%

Accounting for Non-employee Awards:
The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $163,571 and $59,114 for six months ended June 30, 2010 and 2009, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

During the six months ended June 30, 2010, the Company granted 1,785,714 fully vested options to non-employees.  The options are exercisable at a range of $0.07 to $0.18 and have a five year term.

The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2010	25,069,001	$0.18	3.3829	$0
Granted	4,555,770	$0.11	4.8428	0
Exercised	(950,000)	$0.09
Forfeited/expired	(2,652,849)	$0.42
Outstanding at June 30, 2010	26,021,922	$0.14	3.4675	$0

Exercisable at June 30, 2010	24,271,922	$0.14	3.4304	$0

As of June 30, 2010, there was $394,099 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 4 -   10% CONVERTIBLE NOTES PAYABLE

In May of 2010, the Company sent each noteholder an inducement letter which (i) offered to lower their conversion from $0.40 to $0.14 per share or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by 9 months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and 1 year term) for each one dollar of principal outstanding.

The Company exchanged $41,596 of principal, issuing 41,596 of the Company’s restricted common stock and 41,596 warrants (at an exercise price of $0.35 with a one year term) and after applying the 10% test as dictated by ASC 470-50, the Company recorded a loss on extinguishment of debt of $34,763 which is included in the accompanying statement of operations. The new note is a nine month note with interest calculated at 10% per annum paid in stock on a quarterly basis. The note is senior to any cash distributions to the Company’s primary investor and has mandatory principal repayment terms when and if options and warrants are exercised and the Company receives the cash proceeds.

10% Noteholders converted $115,639 of their principal balances debtors and received common stock. The Company applied the accounting per ASC 470-20, when conversion prices are lowered to induce conversion and recorded debt conversion expense totaling $61,878 as a result of the decrease in the conversion price from $0.40 to $0.14. The offset of the conversion was to additional paid in capital.

As of June 30, 2010 the remaining 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $2,100 and $3,300 for the six months ended June 30, 2010 and 2009, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of June 30, 2010 and December 31, 2009, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at June 30, 2010 and December 31, 2009 amounted to $118,193 and $233,832, respectively and are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 5- BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

In May of 2010, the Company sent each noteholder an inducement letter which (i) offered to lower their conversion from $0.15 to $0.14 per share of principal and to lower the accrued interest from $0.14 to $0.12 or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by 9 months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and 1 year term) for each one dollar of principal outstanding.

Convertible note holders converted $195,765 of their principal balance into 1,398,319 shares of the Company’s common stock. In accordance with ASC 470-20, the Company applied the guidance for debt inducement, and recorded an expense for the debt modification of $44,952 result of the decrease in the conversion price from $0.15 to $0.14.

In addition, the Company exchanged $1,066,366 of principal bridge notes payable (which includes non convertible loans that exchanged their loans for convertible loans ($112,512 of principal) and issued 1,066,366 of the Company’s restricted common stock and 1,066,366 of warrants (at an exercise price of $0.35) with a one year term.  The new notes are for nine months and interest is calculated at 10% per annum, payable quarterly in stock.  The notes are convertible at any time at $0.14 and carry mandatory principal repayments when options or warrants are exercised and the company receives cash proceeds.

The Company evaluated the extension event under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was less than 10% of the carrying value of the debt, the debt modification determined not to be substantial and as a result, no gain or loss was recorded.

The Company evaluated the modification of the debt instrument and as a result recorded a debt discount amounting to $200,975 of which $24,621 related to the increase in the fair value of the embedded conversion feature.

Non Convertible Bridge Notes Payable:

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum and is payable at the end of the term.  As of June 30, 2010 and December 31, 2009 the total of $124,790 of principal and accrued interest of $30,016 and $27,481, respectively is outstanding and currently in default for non payment of principal on maturity date.

As of June 30, 2010, the Company’s non-convertible bridge loan payable principal balance amounting to $129,790 was in default.

NOTE 6 - DUE TO STOCKHOLDERS

At June 30, 2010 and December 31, 2009, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $63,718, respectively, for working capital advances made to the Company.  For the six months ended June 30, 2009, interest expense was $1,008, which was calculated at 5.5%.  At June 30, 2010 and December 31, 2009, $164,100 in accrued interest was due to Mr. Bozsnyak.

At June 30, 2010 and as of December 31, 2009, $23,943 and $80,019, respectively, was owed for unpaid salaries and accrued vacation.

NOTE 7 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest
For the six months ended June 30, 2010, the Company issued 133,209 shares (valued at $14,795) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Senior Secured Bridge Notes Issued
During the six months ended June 30, 2010, the Company issued 445,000 shares (valued at $31,438) of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to $200,000.

Services Rendered
The Company issued 540,000 shares (valued at $48,600) for the three months ended June 30, 2010 of the Company’s restricted common stock as payment for compensation.

Legal Settlements
In February of 2010, the Company issued a $5,000 cash payment and 800,000 shares of the Company’s common stock valued at $72,000 to a former consulting company under the terms of a settlement agreement.

Extinguishment of Accounts Payable
During the six months ended June 30, 2010 the Company issued 100,000 shares (valued at $14,000) of its common stock in lieu of an account payable of $17,500.  The resulting gain of $3,500 is included within the loss (gain) on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises
During the quarter ended June 30, 2010 the Company issued 1,113,154 shares of common stock as a result of cashless exercises of 950,000 options and 800,000 warrants.

Debt Conversion of Interest
In the six months ended June 30, 2010, the Company issued 1,906,152 shares of its common stock as a result of converting $228,750 of accrued interest (which was accrued through May 31, 2010) on the bridge note holders and recorded debt conversion expense of $52,808 which is included in the debt conversion expense line item in the accompanying statement of operations.

Debt Conversion
In connection with the inducement letter issued to noteholders in the second fiscal quarter of 2010, the Company issued 825,991 and 1,398,319 shares of its common stock for $115,639 and $195,765 of the 10% and Bridge notes, respectively and recorded debt conversion expense of $106,830 which is included in the debt conversion expense line item in the accompanying statement of operations. ..

Debt Exchange
Due to the exchange of debt instruments in the six months ending June 30, 2010, the Company issued 1,107,935 shares of its restricted common stock to the 10% and Bridge note holders. The Company recorded the change in the fair value of the embedded conversion option of $26,653 as a debt discount.

Issuance of Common Stock as a Result of Sale of Securities
In the three months ended the Company issued 739,092 shares of common stock as a dividend payable on Preferred Stock B for the quarter ended December 31, 2009 and March 31, 2010.  In connection with Amendment No. 2 to the Series B Convertible Preferred Stock effective March 4, 2010 the Company issued the pro rata portion of common stock amounting to 29,700,000 shares.

Warrants :

Effective June 9, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  Although these expired June 30, 2010 the Company intends to file Amendment No. 5 to its S-1 Registration Statement to extend the Class A and Class B warrants to January 31, 2011.

For the six months ended June 30, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002.200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective June 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.  As a result of this modification, the Company recorded $2,023,805 of a deemed dividend which is included in the accompanying consolidated statement of operations.

Pursuant to Amendment No. 2 to the Series B Convertible Preferred Stock agreement, when proceeds were received in the second quarter of 2010, the Company issued 7,700,000 of cashless warrants with an exercise price of $0.03 and term of five years, and 7,700,000 non cashless warrants with an exercise price of $0.06 and a five year term.

During the six months ended June 30, 2010, the Company issued 1,107,935 warrants at an exercise price of $0.35 and a one year term in connection with the debt exchange (Note 4 and 5).

During the six months ended June 30, 2010, 800,000 warrants were exercised on a net cashless basis.

NOTE 8 -     PREFERRED B

On July 29, 2009, the Company and Rock Island Capital, LLC (“Rock Island”) entered into a Series B Convertible Preferred Stock Purchase Agreement, as amended on September 9, 2009 (the “Agreement”).  Pursuant to the Agreement, the Company has sold to assignees of Rock Island an initial tranche of $2,000,000 of its Series B Convertible Preferred Stock (220,022 shares), in the aggregate, at a purchase price per share of $9.09, and has issued to such assignees Warrants to purchase 22,002,200 shares of the Company’s Common Stock, in the aggregate, at an exercise price of $0.15 per share.  Each share of Series B Convertible Preferred Stock is convertible into 100 shares of the Company’s Common Stock at the sole discretion of the holder.  Pursuant to the Agreement, Rock Island may designate one member for service on the Company’s board of directors.  Under the terms of the Agreement, Rock Island and its assignees could, at their discretion, purchase additional shares of Series B Convertible Preferred Stock and Warrants in two additional tranches of $2,000,000 and $1,000,000 payable on or before December 2, 2009, and January 8, 2010, respectively.

The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.  In connection with the Stock Purchase Agreement and Certificate of Designation, the Preferred B stockholders were entitled to a quarterly dividend paid in common stock.  In accordance with the agreement, dividends totaling 739,092 were issued in the six months ended June 30, 2010.

On March 4, 2010, Echo Metrix, Inc. (the “Company”) entered into Amendment No. 2 (“Amendment No. 2”) to the Series B Convertible Preferred Stock Purchase Agreement, dated July 29, 2009, as amended by Amendment No. 1 to the Series B Convertible Preferred Stock Purchase Agreement, with Rock Island Capital, LLC (the “Purchaser”), dated September 4, 2009 (as amended, the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser, in tranches (with the last tranche to occur within approximately 60 days from execution of Amendment No. 2), an aggregate of 550,055 shares of Series B Preferred Stock (of which 220,022 shares were sold prior to execution of Amendment No.2) for an aggregate purchase price of $5,000,000 (of which $2,000,000 was sold prior to execution of Amendment No. 2). In addition, the Company agreed to issue to the Purchaser five-year warrants to purchase 50,000,000 shares at an exercise price of $0.03, exercisable on a cashless basis, and 50,000,000 shares at an exercise price of $0.06, not exercisable on a cashless basis, in tranches pro rata with the sale of the Series B Preferred Stock. The exercise price of the warrants not exercisable on a cashless basis shall be reduced to $0.03 if the closing price of the Company’s common stock has a volume weighted average price of less than $0.06 for a thirty day period during the term of such warrants. The Company also agreed to issue to the Purchaser 45,000,000 shares of common stock (the “Additional Shares”), in tranches pro rata with the sale of the Series B Preferred Stock. As amended by Amendment No. 3, the Purchaser may terminate the Purchase Agreement upon 10 days’ written notice, in which event the Purchaser shall not be obligated to make any additional purchases under the Purchase Agreement.

In connection with the Purchase Agreement, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) filed with the State of Delaware on June 5, 2010.

In the six months ended June 30, 2010, the Company received $1,300,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 143,014 preferred B shares.

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

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE. The Company has been cooperating with the Attorney General’s Office, and while prepared to vigorously defend  itself, the Company is in settlement negotiations with the Attorney General’ Office to amicably resolve the inquiry. As of the date of this filing, no value or estimate has been assessed to a settlement.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009, the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously defend itself, the Company is in discussions for a settlement with the FTC in order to amicably resolve the investigation. As of the date of this filing, no value or estimate has been assessed to a settlement.

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 -     SUBSEQUENT EVENTS

In July of 2010, the Company issued 115,138 shares of its restricted Common Stock for consulting services rendered valued at 15,000.

In August of 2010, the Company issued 20,000 shares pursuant to a 10b-5 plan and 205,128 shares as a result of 300,000 warrants which were exercised on a cashless basis.

On July 29, 2010 the Company entered into Amendment No. 3 the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC whereby it amended the termination clause to remove the penalties and the termination payment fee.

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

General

Echometrix, Inc is a software company that develops technology that understands and interprets the digital web. The Company currently maintains two operating divisions; the FamilySafe Parental Controls division and the Data Analytics division. Through FamilySafe Inc, a wholly owned subsidiary, we offer software products intended to protect children from dangers on the Internet and the world of mobile texting. Our products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source. Our Data Analytics division has developed an advanced data analytics tool designed to enable real-time aggregation, measurement, and analysis of digital data streams.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, implementing numerous online sales campaigns of parental control software, and leveraging the Company’s core competencies.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was implemented in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  By realigning the Company into two separate and distinct divisions, FamilySafe and Data Analytics, Echometrix will refocus its business on high-growth, global resellers with established consumer brands. In line with accelerating growth through this realignment, Echometrix has completed and is launching a multi-language version of its award-winning FamilySafe Internet product on a global basis. The Company is also launching its new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any text-enabled mobile phone. These products will only be available through major consumer-brand resellers and over the past two months, Echometrix has been in discussions with numerous consumer brands in the United States, Europe and South America. The Company's new approach will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying. Data Analytics: Echometrix is further developing the Data Analytics platform by integrating new analytical capabilities, innovative tools, and solutions to meet the ever-increasing growth of digital data streams.

Results of Operations

Comparison of the Results for the Six Months Ended June 30, 2010 and June 30, 2009

Revenue for the six months ended June 30, 2010 and 2009 was $16,419 and $17,409, respectively, a slight decrease of $990. Gross loss decreased to $51,279 from $16,462 due to the increased amortization of software costs in the current period ended June 30, 2010 compared to the same period in the prior year.

Operating costs totaled $2,070,957 for the six months ended June 30, 2010 compared to $1,552,369 for the prior six month period ending June 30, 2009.  This increase of $518,588 is due primarily to the increase of $491,539 in general and administrative expenses.  Included in general and administrative costs are salaries and employee benefits including stock based compensation, professional fees (including legal accounting and consulting fees) rent and general insurance.  Salaries, employee benefits and stock based compensation increased by approximately $327,743. Professional fees increased by approximately $179,026 compared to the six months ended June 30, 2009. The increase in general and administrative expenses is a direct result of the Company’s focus on the parental control product for the mobile market for consulting services, legal and non cash stock based compensation for services of outside consultants and advisors.

Loss (gain) on extinguishment of debt for the six months ended June 30, 2010 consisted of a gain of $3,500 for an extinguishment of accounts payable and a loss on extinguishment related to debt modification accounting of $34,763. The prior six months ended June 30, 2010 of $15,128 related to a gain for a pay off of a capital lease.

During the six months ended June 30, 2010 the Company recorded debt conversion expense totaling $159,638 compared to zero for the same comparative prior period.

Comparison of the Results for the Three Months Ended June 30, 2010 and June 30, 2009

Revenue for the three months ended June 30, 2010 and 2009 was $8,769 and $8,312, respectively, a slight increase of $484. Gross loss increased to $26,171 from $9,491 due to the increased amortization of software costs in the three months ended June 30, 2010 compared to the same period in the prior year.

Operating costs totaled $1,144,631 for the three months ended June 30, 2010 compared to $645,808 for the prior three month period ended June 30, 2009.  This increase of $495,823 is due primarily to the increase of $485,454 in general and administrative expenses.  Included in general and administrative costs are salaries and employee benefits including stock based compensation, professional fees (including legal accounting and consulting fees) rent and general insurance.  Salaries, employee benefits and stock based compensation increased by approximately $485,678. Professional fees increased slightly by approximately $36,722 compared to the six months ended June 30, 2009. The increase in general and administrative expenses is a direct result of the Company’s focus on the parental control product for the mobile market for consulting services, legal and non cash stock based compensation for services of outside consultants and advisors.

Loss (gain) on extinguishment of debt for the three months ended June 30, 2010 consisted of a gain of $3,500 for an extinguishment of accounts payable and a loss on extinguishment related to debt modification accounting of $34,763. There were no extinguishments in the comparable prior period.

During the three months ended June 30, 2010 the Company recorded debt conversion expense totaling $159,638 compared to zero for the same comparative prior period.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At June 30, 2010, the Company had cash and cash equivalents of $49,270 and a working capital deficiency of $2,607,310.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $1,104,418 and $673,710, respectively.   The current period net cash used in operating activities relates to the net loss of $2,620,621 offset by adjustments totaling $1,516,204, which primarily relates to $865,464 of non cash stock compensation expense, debt modification expense of $159,638 and depreciation and amortization of $292,687.  The prior comparative period’s net cash used in operating was due to a net loss of $1,891,315 offset by non cash stock compensation of $845,567 and $264,533 of depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $89,044 and $142,794 and are attributable to the additions of software costs.  The Company has spent the six months ended June 30, 2010 in developing the parental control product for the mobile market.

Net cash provided by financing activities was $1,204,842 and $797,224 for the six months ended June 30, 2010 and 2009, respectively. The increase was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $1,300,000 in the current period compared to net proceeds from bridge note holders in the prior comparable six months totaling $1,075,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2010, and 2009 the Company capitalized $89,044 and $142,794 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six month period ended June 30, 2010 and 2009 was $74,974 and $33,365 respectively.

 In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the six month period ended June 30, 2010.

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

Critical Accounting Policies:

Refer to the Annual Report on Form 10-K for the year ended December 31, 2009 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 4.  Controls and Procedures.

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2010 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2010 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Attorney General Inquiry

By subpoena duces tecum dated September 24, 2009, the Attorney General’s Office of the State of New York advised the Company that it had opened an inquiry to determine whether an action or proceeding should be instituted against the Company or any other entity pursuant to Executive Law §63(12). The Company has been cooperating with the Attorney General’s Office, and while prepared to vigorously defend itself, the Company is in settlement negotiations with the Attorney General’ Office to amicably resolve the inquiry.

Federal Trade Commission Civil Investigative Demand

By Civil Investigative Demand dated December 16, 2009, the Federal Trade Commission “(“FTC”) advised the Company that it had opened an investigation to determine if there is, has been or may be any violations of laws administered by the FTC.  The Company has been cooperating with the FTC’s investigation, and while prepared to vigorously defend itself, the Company is in settlement negotiations with the FTC in order to amicably resolve the investigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the purchase agreement with Rock Island Capital LLC, as amended, the Company issued 6,480,000 shares of Common Stock, 84,078 shares of its Preferred B Stock, and  7,700,000 of the three cents cashless warrants and 7,700,000 of the six cents non cashless warrants for proceeds received from April 10, 2010 through June 30, 2010.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $118,193 of principal as of June 30, 2010.  In addition, the Company is in default on the principal of short term bridge notes payable totaling $254,790 as of June 30, 2010.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.            Exhibits.

(a)         Exhibits

10.1   Amendment No. 3 to the Series B Convertible Preferred Stock Purchase Agreement, dated July 29, 2009

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

Date: August 23, 2010