Form 10-Q
period 2010-09-30
Echo Metrix, Inc.
filed 2010-11-15
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 12, 2010 is 131,603,371 shares.

ECHOMETRIX, INC. AND SUBSIDIARIES

INDEX
Page No.

Factors Affecting Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3–4

Consolidated Statements of Operations For the Three and Nine Months ended September 30, 2010 (Unaudited) and 2009 (Unaudited)	5

Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2010 (Unaudited) and 2009 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 -16

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-20

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	20

ITEM 4 –Controls and Procedures	20

PART II:

Item 1 – Legal Proceedings	21
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 – Defaults upon Senior Securities	21
Item 4 – Removed and Reserved	21
Item 5 - Other Information	21
Item 6 – Exhibits	22
Signature Page	23

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

ECHOMETRIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current assets:
Cash	$2,377	$37,890
Accounts receivable	545	238
Prepaid expenses	12,181	12,671
Total current assets	15,103	50,799

Property and equipment - net	23,289	68,094

Other assets:
Capitalized software costs, less accumulated amortization
of $211,936 and $82,120, respectively	286,527	252,001
Website development costs, less accumulated amortization of
of $16,250 and $5,000, respectively	28,750	40,000
Security deposit	9,454	9,454
Total other assets	324,731	301,455

Total assets	$363,123	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current liabilities:
Current portion of long term debt and capital leases	$10,813	$47,991
Current portion of 10% convertible notes payable	114,034	233,832
Convertible short term bridge notes payable, net of
discount of $344,645 and $111,574 respectively	1,346,691	1,642,249
Non convertible short term bridge notes payable	129,790	273,067
Due to stockholders	221,567	307,838
Accounts payable	415,817	295,771
Accrued expenses	329,214	501,727
Total current liabilities	2,567,926	3,302,475

Other liabilities:

Obligations under capital lease, net of current portion	-	5,735
Deferred rent	4,772	7,541
Total liabilities	2,572,698	3,315,751

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, 1,526,718 designated; issued and outstanding -
901,237 repectively	90	90
Series B Preferred stock - $.0001 par value, 550,055 designated; issued and outstanding -
434,543 and 220,022 respectively	43	22
Common stock - $.0001 par value, authorized - 250,000,000 shares;
issued and outstanding -125,701,570, and 79,203,336 shares respectively	12,571	7,921
Additional paid-in capital	36,557,984	26,470,579
Accumulated deficit	(38,780,263)	(29,374,015)
Total stockholders' deficit	(2,209,575)	(2,895,403)

Total liabilities and stockholders' deficit	$363,123	$420,348

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,

	2010	2009	2010	2009

Revenues	$24,757	$25,689	$8,338	$8,280

Cost of Sales
Commissions	98	695	73	189
Amortization of Software Costs	107,772	57,120	40,300	23,755
Cost of Sales	107,870	57,815	40,373	23,944

Gross Loss	(83,113)	(32,126)	(32,035)	(15,664)

Operating expenses:
Selling	35,456	34,279	8,305	12,884
Web site costs	104,415	64,312	39,104	19,915
General and administrative	2,722,580	2,546,744	781,431	1,097,338
Depreciation and amortization	56,054	57,195	18,507	20,068
Total operating expenses	2,918,505	2,702,530	847,347	1,150,205

Loss from operations	(3,001,618)	(2,734,656)	(879,382)	(1,165,869)

Other (income) expenses:
Interest	167,381	331,198	47,561	188,594
Interest - related party	-	1,008	-	-
Gain on extinguishment of liabilities	(3,500)	(256,721)	(34,763)	(241,593)
Debt Conversion Expense	161,376	-	1,738	-
Other (income) expenses	-	(2,529)	-	(2,530)
Amortization of deferred financing costs	-	10,000	-	-
Amortization of note discounts	459,701	457,903	272,037	273,903
Total other expenses :	784,958	540,859	286,573	218,374

Net loss	(3,786,576)	(3,275,515)	(1,165,955)	(1,384,243)

Common stock dividends to be issued for Series B Preferred Stock	(154,427)	-	(63,997)	-
Deemed preferred stock dividend related to warrant modification	(2,023,804)	-	-	-
Deemed preferred stock dividend related to issuance of warrants and common stock	(3,441,441)	(2,000,000)	(488,260)	(2,000,000)

Net loss applicable to common stockholders	$(9,406,248)	$(5,275,515)	$(1,718,212)	$(3,384,243)

Per share data
Loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.01)	$(0.04)

Weighted average number of
shares outstanding- basic and diluted	103,763,858	73,913,381	118,796,137	77,558,174

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,786,576)	$(3,275,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	(3,500)	(256,721)
Debt modification expense	161,376	-
Bad Debt	-	(250)
Warrants/options issued for consulting services	215,196	837,561
Common stock issued for services	63,600	21,000
Common stock issued for compensation	50,000	84,000
Stock issued for interest	17,667	72,411
Compensatory element of stock options	689,927	389,150
Depreciation	44,805	47,497
Amortization of deferred financing costs	-	10,000
Amortization of software and website development costs	119,023	57,120
Amortization of intangible assets	-	9,657
Amortization of discount related to debt	459,701	457,903
Interest and Compensation expense as a result of modification
of warrant exercise price	-	128,017
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(306)	406
Prepaid expenses and other assets	490	6,854
Deferred rent	(2,769)	(1,468)
Accounts payable and accrued expenses	261,469	(149,543)
Total adjustments	2,076,679	1,713,594

Net cash used in operating activities	(1,709,897)	(1,561,921)

Cash flows from investing activities:
Capitalized software costs	(142,299)	(187,575)
Capitalized website development costs	-	(30,000)
Net cash used in investing activities	(142,299)	(217,575)

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	1,950,000	2,000,000
Proceeds from exercise of stock options	1,600	-
Payments to stockholders	(86,271)	(232,619)
Proceeds from bridge notes payable	200,000	1,600,000
Payments of bridge notes payable	(210,000)	(255,000)
Payments of note payable - equipment	(3,062)	(4,237)
Payments of 10% investor notes payable	-	(150,000)
Payments of notes payable - bank	-	(49,007)
Payments under capital lease	(35,584)	(65,769)
Net cash provided by financing activities	1,816,683	2,843,368

Net (decrease) increase in cash	(35,513)	1,063,872

Cash at beginning of period	37,890	25,217

Cash at end of period	$2,377	$1,089,089

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued in connection with settlement agreement	$72,000	$45,000
Common stock issued in connection with extinguishment of payable	$14,000	$-
Common stock issued as a result of debt conversion	$315,563	$439,000
Common stock issued in lieu of accrued interest	$228,750	$-
Restricted stock issued in connection with
bridge loans	$188,112	$247,181
Warrants granted in connection with convertible bridge loans
issuance	$34,719	$94,368
Beneficial conversion feature
in relation to convertible loans	$469,894	$341,393
Common stock dividends payable for Series
B Preferred stock	$63,997	$-

Common stock dividends issued for Series B Preferred Stock	$90,430	$-
Deemed preferred stock dividend related to warrant modification	$2,023,804	$-
Deemed preferred stock dividend related to issuance of warrants and
and common stock	$3,441,441	$2,000,000

See notes to consolidated unaudited financial statements

ECHOMETRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 -         BASIS OF PRESENTATION

EchoMetrix, Inc. is organized as a single reporting unit and believes that it operates as a single business. References in this report to “EchoMetrix”, the “Company”, “we”, “us” or “our” refers to EchoMetrix Inc. and its consolidated subsidiaries.

Echometrix, Inc. is a software development company maintaining core technology that analyzes digital data streams. Through FamilySafe, Inc., a wholly owned subsidiary, the Company operates FamilySafe Parental Controls. Our software solutions are intended to protect children from dangers on the Internet and within the world of mobile texting. Our products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source.

Management's efforts have been directed towards the implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was implemented in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  In line with accelerating growth through this realignment, we are launching our new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any text-enabled mobile phone.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on July 28, 2010. The results of the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

NOTE 2 -         GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the financial statements, the Company incurred net losses of $3,786,576 and $3,275,515 for the nine months ended September 30, 2010 and 2009, respectively.  In addition, the Company had negative working capital of $2,552,823 and an accumulated deficit of $38,780,263 at September 30, 2010.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. During the nine months ended September 30, 2010, the Company raised approximately $2,150,000 from the issuance of debt and preferred stock.

NOTE 3 -   SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2010 and 2009 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2010	2009
2004 Stock Plan Options	230,000	870,000
Non ISO Stock Options	26,021,922	21,629,001
Convertible Preferred Stock	52,466,715	31,014,570
Convertible Notes Payable	15,132,104	21,853,856
Warrants	100,162,317	41,405,284

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the nine months ended September 30, 2010 and 2009.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months and the fiscal year ended September 30, 2010 and December 31, 2009, respectively, the Company capitalized $142,299 and $247,207, respectively of software development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2010 and 2009 was $107,772 and $57,120 respectively.

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

(f) Recent Accounting Pronouncements:

In May of 2010, EchoMetrix applied the provisions of ASC 470-50 “Debtors Accounting for a Modification or Exchange of Debt Instruments” when it modified the terms of its 10% and Bridge notes. The Company evaluated these transactions under ASC 470-50 to determine if the modification was substantial and if extinguishment accounting should be applied. If the change in fair value of the conversion option is less than 10% of the carrying value of the debt, (and the debt modification was not determined to be substantial) then ASC 470-20 applies. The Company evaluated the new debt instrument and applied debt conversion expense. (Note 5 and 6)

The Company evaluates the new accounting provisions for guidance applicable to EchoMetrix, Inc.  During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

NOTE 4 – STOCK COMPENSATION

The Company’s 2004 Stock Plan (the “ 2004 Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation.  All stock options under the 2004 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date.

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to  directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation.   The Company filed the 2009 Incentive Stock Plan with the Securities and Exchange Commission on October 19, 2010.  Subsequent to September 30 ,2010, 41,666 shares of common stock have been issued to a consultant for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the nine months ended September 30, 2010 and 2009 include share-based compensation expense for employees and board of directors totaled approximately $740,193 and $760,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the nine months ended September 30, 2010 the Company granted 2,500,000 fully vested options to an employee with an exercise price of $0.10 and a five year term.  The Company granted its board of directors and advisory board members an aggregate of 603,389 fully vested options with five year terms and exercise prices between $0.08 and $0.17.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2010 and 2009 the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
Expected term (in years)	5	5
Expected volatility	100.31%-104.89%	99.09%-100.00%
Expected dividend yield	0	0
Risk-free interest rate	2.53%-4.01%	2.90%-3.71%

Accounting for Non-employee Awards:
The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $209,196 and $88,000 for nine months ended September 30, 2010 and 2009, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

During the nine months ended September 30, 2010, the Company granted 2,410,744 fully vested options to non-employees.  The options are exercisable at a range of $0.07 to $0.18 and have a five year term.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2010	25,069,001	$0.18	3.3829	$0
Granted	4,805,770	$0.11	4.6070	0
Exercised	(970,000)	$0.09
Forfeited/expired	(2,652,849)	$0.42
Outstanding at September 30, 2010	26,251,922	$0.14	3.2312	$0

Exercisable at September 30, 2010	24,521,922	$0.14	3.1960	$0

As of September 30, 2010, there was $315,349 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 -   10% CONVERTIBLE NOTES PAYABLE

In May of 2010, the Company sent each noteholder an inducement letter which (i) offered to lower their conversion price from $0.40 to $0.14 per share or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by 9 months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and 1 year term) for each one dollar of principal outstanding.

The Company exchanged $41,596 of principal, issuing 41,596 of the Company’s restricted common stock and 41,596 warrants (at an exercise price of $0.35 with a one year term). The new note is a nine month note with interest calculated at 10% per annum paid in stock on a quarterly basis. The note is senior to any cash distributions to the Company’s primary investor and has mandatory principal repayment terms when and if options and warrants are exercised and the Company receives the cash proceeds.

10% Noteholders converted $119,799 of their principal balances and received common stock. The Company applied the accounting per ASC 470-20, when conversion prices are lowered to induce conversion and recorded debt conversion expense totaling $63,616 as a result of the decrease in the conversion price from $0.40 to $0.14. The offset of the conversion was to additional paid in capital.

As of September 30, 2010 the remaining 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,007 and $8,800 for the nine months ended September 30, 2010 and 2009, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of September 30, 2010 and December 31, 2009, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at September 30, 2010 and December 31, 2009 amounted to $114,034 and $233,832, respectively and are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 6- BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

In May of 2010, the Company sent each noteholder whose loan had expired an inducement letter which (i) offered to lower their conversion price from $0.15 to $0.14 per share of principal and to lower the accrued interest from $0.14 to $0.12 or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by 9 months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and 1 year term) for each one dollar of principal outstanding.

Convertible note holders converted $195,765 of their principal balance into 1,398,319 shares of the Company’s common stock. In accordance with ASC 470-20, the Company applied the guidance for debt inducement, and recorded an expense for the debt modification of $44,952 result of the decrease in the conversion price from $0.15 to $0.14.

In addition, the Company exchanged $1,066,366 of principal bridge notes payable that had expired (which includes non convertible loans that exchanged their loans for convertible loans ($112,512 of principal) and issued 1,066,366 of the Company’s restricted common stock and 1,066,366 of warrants (at an exercise price of $0.35) with a one year term.  The new notes are for nine months and interest is calculated at 10% per annum, payable quarterly in stock.  The notes are convertible at any time at $0.14 and carry mandatory principal repayments when options or warrants are exercised and the company receives cash proceeds.

The Company evaluated the extension event under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial.  The provisions of the new loan have been substantially the same as the previous note, and therefore, in accordance with ASC 470, the expired loan was treated as paid in full and the new loans and any additional restricted shares and warrants granted were treated as a new transaction. As of September 30, 2010, a debt discount and amortization expense of approximately $688,000 and $455,000 respectively has been recorded in connection with the Company’s bridge loans.

As of September 30, 2010, the Company’s convertible bridge loan payable principal balance amounting to $625,000 was in default.

Non Convertible Bridge Notes Payable:

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum and is payable at the end of the term.  As of September 30, 2010 and December 31, 2009 the total of $124,790 of principal and accrued interest of $32,411 and $27,481, respectively is outstanding and currently in default for non payment of principal on maturity date.

As of September 30, 2010, the Company’s non-convertible bridge loan payable principal balance amounting to $129,790 was in default.

NOTE 7 - DUE TO STOCKHOLDERS

At September 30, 2010 and December 31, 2009, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of $54,583 and $63,718, respectively, for working capital advances made to the Company.  For the nine months ended September 30, 2009, interest expense was $1,008, which was calculated at 5.5%.  At September 30, 2010 and December 31, 2009, $164,100 in accrued interest was due to Mr. Bozsnyak.

At September 30, 2010 and as of December 31, 2009, $2,884 and $80,019, respectively, was owed for unpaid salaries and accrued vacation.

NOTE 8 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest
For the nine months ended September 30, 2010, the Company issued 159,208 shares (valued at $17,667) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Senior Secured Bridge Notes Issued
During the nine months ended September 30, 2010, the Company issued 445,000 shares (valued at $46,559) of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to $200,000.

Services Rendered
The Company issued 655,385 shares (valued at $63,600) for the nine months ended September 30, 2010 of the Company’s restricted common stock as payment for compensation to consultants. The Company issued 483,977 shares (valued at $50,000) for the nine months ended September 30, 2010 of the Company’s restricted common stock as payment for services to the Board of Directors.

Legal Settlements
In February of 2010, the Company issued a $5,000 cash payment and 800,000 shares of the Company’s common stock valued at $72,000 to a former consulting company under the terms of a settlement agreement.

Extinguishment of Accounts Payable
During the nine months ended September 30, 2010 the Company issued 100,000 shares (valued at $14,000) of its common stock in lieu of an account payable of $17,500.  The resulting gain of $3,500 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises
During the nine months ended September 30, 2010 the Company issued 1,921,615 shares of common stock as a result of cashless exercises of 970,000 options and 1,941,667 warrants.

Debt Conversion of Interest
In the nine months ended September 30, 2010, the Company issued 1,906,152 shares of its common stock as a result of converting $228,750 of accrued interest (which was accrued through May 31, 2010) on the bridge note holders and recorded debt conversion expense of $52,808 which is included in the debt conversion expense line item in the accompanying statement of operations.

Debt Conversion
In connection with the inducement letter issued to noteholders in May of 2010, during the nine months ended September 30, 2010, the Company issued 855,703 and 1,398,319 shares of its common stock for $119,798 and $195,765 of the 10% and Bridge notes, respectively and recorded debt conversion expense of $108,568 which is included in the debt conversion expense line item in the accompanying statement of operations.

Debt Exchange
Due to the exchange of debt instruments in the nine months ending September 30, 2010, the Company issued 1,107,935 shares of its restricted common stock to the 10% and Bridge note holders..

Issuance of Common Stock as a Result of Sale of Securities
In the nine months ended September 30, 2010 the Company issued 1,114,940 shares of common stock as a dividend payable on Preferred Stock B for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010.  In connection with Amendment No. 2 to the Series B Convertible Preferred Stock effective March 4, 2010 the Company issued the pro rata portion of common stock amounting to 35,550,000 shares.

Warrants :

Effective June 9, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  On October 20, 2010 (the date the SEC deemed Amendment No. 5 to the S-1 effective), these warrants were extended to June 30, 2011.

For the nine months ended September 30, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002.200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective June 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.  As a result of this modification, the Company recorded $2,023,805 of a deemed dividend which is included in the accompanying consolidated statement of operations.

Pursuant to Amendment No. 2 to the Series B Convertible Preferred Stock agreement, when proceeds were received in the period ended September 30, 2010, the Company issued 14,200,000 of cashless warrants with an exercise price of $0.03 and term of five years, and 14,200,000 non cashless warrants with an exercise price of $0.06 and a five year term.

Pursuant to Amendment No. 5 to the Series B Convertible Preferred Stock agreement effective October 19, 2010 (Note 8), all warrants were changed to $0.01 cashless.  Subsequent to the fiscal quarter ended September 30, 2010, the Company cancelled 33,000,000 of cashless warrants with an exercise price of $0.03 and 33,000,000 of non cashless warrants with an exercise price of $0.06 and issued 79,000,000 cashless warrants with an exercise price of $0.01

During the nine months ended September 30, 2010, the Company issued 1,107,935 warrants at an exercise price of $0.35 and a one year term in connection with the debt exchange (Note 4 and 5).

During the nine months ended September 30, 2010, 1,941,667 warrants were exercised on a net cashless basis.

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

The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.  In connection with the Stock Purchase Agreement and Certificate of Designation, the Preferred B stockholders were entitled to a quarterly dividend paid in common stock.  In accordance with the agreement, dividends totaling 1,114,490 were issued in the nine months ended September 30, 2010.

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

On July 29, 2010 the Company entered into Amendment No. 4 to the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC whereby it amended the termination clause to remove the penalties and the termination payment fee.

On October 19, 2010, the Company entered into Amendment No. 5 to the Purchase Agreement (as amended, the “Purchase Agreement”), with Rock Island Capital, LLC (the “Purchaser”).

Pursuant to Amendment No. 5:

●
The Purchaser agreed to purchase from the Company, and the Company agreed to sell to the Purchaser, up to 192,500 units, with each unit consisting of (i) one share of Series B Preferred Stock, (ii) 81.818181 shares of the Company’s common stock and (iii) five-year warrants to purchase 181.818181 shares of the Company’s common stock at an exercise price of $0.01 (which may be exercised on a cashless basis), for a purchase price of $9.0909 per unit. The units will be sold in installments of at least $100,000 each on before the 30th day following the prior payment, with the first installment due on or before the thirtieth day following the final payment of the aggregate purchase price under the Agreement. In the event that the Purchaser shall fail to timely pay any installment and does not notify the Company in writing at least five days prior to such installment due date (upon which notice the Purchaser shall be granted a 7-day extension), the Company may, from and after the expiration of any and all applicable cure periods, terminate the Agreement, and the Company shall have no right to pursue any other remedy against Purchaser.

●	The warrants issued or issuable under the Agreement shall be exercisable on a cashless basis.

●	On October 20, 2010, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, pursuant to which:

●	Pursuant to the commitment of the additional financing of $1,750,000, the number of shares of authorized Series B Preferred Stock was increased from 550,055 to 1,000,000;

●	Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount” payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

●
The holders of Series B Preferred Stock shall be entitled to cumulative dividends at a rate of 10% per annum, compounded annually and payable in cash upon conversion of the Series B Preferred Stock into shares of common stock or upon such other date as determined by the Board of Directors of the Company.

In the nine months ended September 30, 2010, the Company received $1,950,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 214,521 preferred B shares.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Freifeld

On October 20, 2010, the Company reached a settlement with the plaintiff resulting in an additional 527,175 shares for interest accrued from October 23, 2008 until settlement date. On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.

Attorney General Inquiry

As disclosed in the Company’s 8-K filed on September 17, 2010, the Company entered into an Assurance of Discontinuance Pursuant to Executive Law §63(15) (the “Assurance”) with the Office of the Attorney General of the State of New York (the “OAG”). The Company neither admits nor denies the findings of the OAG, made in connection with the OAG’s inquiry relating to the Company’s discontinued “PULSE” project. Pursuant to the Assurance of Discontinuance, (i) the Company is permanently enjoined from using or selling the PULSE product. (The Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the OAG’s inquiry; (ii) the Company will pay $100,000 to the OAG in disgorgement, penalties, and costs; and (iii) the OAG will discontinue its investigation of the “PULSE” project.   The Company paid $50,000 in September of 2010, and the remaining $50,000 is due in December of 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

General

Echometrix, Inc is a software development company that maintains core technology that analyzes digital data streams. Through FamilySafe, Inc., a wholly owned subsidiary, the Company operates FamilySafe Parental Controls. Our software solutions are intended to protect children from dangers on the Internet and within the world of mobile texting. Our products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet or mobile related source.

Management's efforts have been directed towards the implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan which was implemented in the fourth quarter of fiscal year 2009 includes a corporate restructuring, which repositions Echometrix as a business-to-business (B2B) company.  In line with accelerating growth through this realignment, we are launching our new FamilySafe Mobile offering, the first ever, multi-language parental text monitoring product which can be used on any text-enabled mobile phone. Millions of teens now use mobile phones as their primary communication device and parents are increasingly concerned about new dangers such as sexting and cyber-bullying.

Key Feature Highlights of the FamilySafe Mobile Parental Management Solution;

• Network-based Technology – ensures reliability and delivery of messages

• White Label Offering – turn-key carrier solution with significant revenue opportunity

• Powerful Cause Marketing – association with AmberWatch Foundation co-branding and family focus

• SmartText Technology – complete auto-analysis of text conversations

• Comprehensive Dictionary – including extensive library of words, phrases and slang

• Full Text History – provides unlimited access to SMS content

• Fully Compatible – all handsets, devices and tablets

The Company plans to market its mobile solution through mobile carrier network channels. Echometrix has been in discussion with numerous distribution channels in the United States, Europe and South America. The Company's new solution will provide parents with increased access to FamilySafe's comprehensive child protection solution across all device platforms, including computers and mobile phones.

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

Results of Operations

Comparison of the Results for the Nine Months Ended September 30, 2010 and September 30, 2009

Revenue for the nine months ended September 30, 2010 and 2009 was $24,757 and $25,689, respectively, a slight decrease of $932. Gross loss increased to $83,113 from $32,126 due to the increased amortization of software costs in the current period ended September 30, 2010 compared to the same period in the prior year.

Operating costs totaled $2,918,505 for the nine months ended September 30, 2010 compared to $2,702,530 for the prior nine month period ending September 30, 2009.  This increase of $215,975 is due primarily to the increase of $175,836 in general and administrative expenses and $40,103 in website costs.  Included in general and administrative costs are salaries and employee benefits including stock based compensation, professional fees (including legal accounting and consulting fees) rent and general insurance. There was a decrease of approximately $223,000 in salaries and stock compensation (including employee benefits) for the nine months ended September 30, 2010 compared to the prior comparative period primarily due to fewer amount of stock and stock options granted in the current period.  Offsetting this decrease was an increase in professional fees by approximately $360,000 compared to the nine months ended September 30, 2009, which was primarily due to increased legal fees and consulting.

Gain on extinguishment of debt for the nine months ended September 30, 2010 consisted of a gain of $3,500 for an extinguishment of accounts payable. The prior comparative period ended September 30, 2009 consisted of a gain of $256,721 related to extinguishment of liabilities, including 10% note holder settlement, accounts payable, and a pay off of a capital lease.

During the nine months ended September 30, 2010 the Company recorded debt conversion expense totaling $161,376 compared to zero for the same comparative prior period.

Comparison of the Results for the Three Months Ended September 30, 2010 and September 30, 2009

Revenue for the three months ended September 30, 2010 and 2009 was $8,338 and $8,280, respectively, a slight increase of $58. Gross loss increased to $32,035 from $15,664 due to the increased amortization of software costs in the three months ended September 30, 2010 compared to the same period in the prior year.

Operating costs totaled $847,347 for the three months ended September 30, 2010 compared to $1,150,205 for the prior three month period ended September 30, 2009.  The decrease of $302,858 is due to the decrease of $315,907 in general and administrative expenses.  Included in general and administrative costs are salaries and employee benefits including stock based compensation, professional fees (including legal accounting and consulting fees) rent and general insurance.  Salaries, employee benefits and stock based compensation decreased by approximately $456,464. Offsetting the decrease in compensation expenses, professional fees increased by approximately $171,604 compared to the three months ended September 30, 2009.

Gain on extinguishment of debt for the three months ended September 30, 2009 consisted of a gain of $241,593 for settlements of 10% note holders, and accounts payable.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2010, the Company had cash and cash equivalents of $2,377 and a working capital deficiency of $2,552,823.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $1,709,897 and $1,561,921, respectively.   The current period net cash used in operating activities relates to the net loss of $3,786,576 offset by adjustments totaling $2,076,679, which primarily relates to $1,036,390 of non cash stock compensation expense, debt modification expense of $161,376 and depreciation and amortization of $623,529.  The prior comparative period’s net cash used in operating was due to a net loss of $3,275,515 offset by non cash stock compensation of $1,404,122 and $582,177 of depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $142,299 and $217,575 and are attributable to the additions of software costs.  The Company has spent the nine months ended September 30, 2010 in developing the parental control product for the mobile market.

Net cash provided by financing activities was $1,816,683and $2,843,368 for the nine months ended September 30, 2010 and 2009, respectively. The decrease was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $1,950,000 in the current period compared to net proceeds from Series B Preferred Stock and bridge note holders in the prior comparable nine months totaling $3,195,000.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2010, and 2009 the Company capitalized $142,299 and $217,575 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine month period ended September 30, 2010 and 2009 was $119,023 and $57,120 respectively.

 In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There have been no impairments for the nine month period ended September 30, 2010.

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

Critical Accounting Policies:

Refer to the Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 4.  Controls and Procedures.

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2010 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2010 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

Freifeld

On October 20, 2010, the Company reached a settlement with the plaintiff resulting in an additional 527,175 shares for interest accrued from October 23, 2008 until settlement date. On or about November 2008, the plaintiffs, Freifelds brought an action against the Company seeking summary judgment in lieu of complaint on two debt conversions.  The plaintiffs converted their notes and received the Company’s stock certificates in November 2008. Subsequently, the plaintiffs brought suit, requesting repayment of their converted notes.

Attorney General Inquiry

As disclosed in the Company’s 8-K filed on September 17, 2010, the Company entered into an Assurance of Discontinuance Pursuant to Executive Law §63(15) (the “Assurance”) with the Office of the Attorney General of the State of New York (the “OAG”). The Company neither admits nor denies the findings of the OAG, made in connection with the OAG’s inquiry relating to the Company’s discontinued “PULSE” project. Pursuant to the Assurance of Discontinuance, (i) the Company is permanently enjoined from using or selling the PULSE product. (The Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the OAG’s inquiry; (ii) the Company will pay $100,000 to the OAG in disgorgement, penalties, and costs; and (iii) the OAG will discontinue its investigation of the “PULSE” project.   The Company paid $50,000 in September of 2010, and the remaining $50,000 is due in December of 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the purchase agreement with Rock Island Capital LLC, as amended, the Company issued 5,850,000 shares of Common Stock, 71,507 shares of its Preferred B Stock, and 13,000,000 of the one cents cashless warrants for proceeds received from July 1, 2010 through September 30, 2010.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of September 30, 2010.  In addition, the Company is in default on the principal of short term bridge notes payable totaling $625,000 as of September 30, 2010.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.            Exhibits.

(a)         Exhibits

10.2   Amendment No. 5 to the Series B Convertible Preferred Stock Purchase Agreement, dated October 19, 2010.

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

Date: November 5, 2010