Form 10-K
period 2010-12-31
ProText Mobility, Inc.
filed 2011-03-31
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No: 001-31590

PROTEXT MOBILITY, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of Incorporate or organization)	(I.R.S. Employer Identification No.)

6800 Jericho Turnpike – Suite 208E, Syosset, NY	11791
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(516) 802-0223

(Former name or former address, if changed since last report)

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered pursuant to section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Class A Warrant to Purchase Common Stock

Class B Warrant to Purchase Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "EHMI" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.14 was approximately $6,369,499. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at March 30, 2011 was 159,614,603.

Documents incorporated by reference : None.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the large amount of our outstanding term loan; history of net losses and accumulated deficits; reliance on third parties to market, sell and distribute our products; future capital requirements; competition and technical advances; dependence on the oil services market for pipe and well cleaners; ability to protect our patents and proprietary rights; reliance on a small number of customers for a significant percentage of our revenues; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report will in fact occur.

PART I

Item 1. Description of Business

ProText Mobility Inc. (formerly known as EchoMetrix Inc. and SearchHelp, Inc) (the “Company”, “ProText Mobility”, “we”, “us”, or “our”) was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which EchoMetrix, Inc. was merged into the Company, and the Company's corporate name was changed from SearchHelp, Inc. to EchoMetrix, Inc. In December of 2010, the Company formed a new subsidiary (ProText Mobility, Inc) and filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which the Company’s wholly owned subsidiary, ProText Mobility, Inc., was merged into the Company, and the Company’s name changed from Echo Metrix, Inc. to ProText Mobility, Inc.

Business Summary

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computer (“PC”) to products designed for the mobile industry. Our first technology, FamilySafe Parental Controls continues to generate revenue for the Company. Going forward, the Company’s mission is to leverage our core intellectual property; namely, the ability to analyze and contextualize digital data streams and apply the results towards high-growth markets, such as mobile communications and messaging. Our lead offering, SafeText is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities.

Business Strategy and Products

Mobile Background
The mobile phone handset market returned from the economic downturn and grew strongly in 2010. A particularly strong sector of the handset market in 2010, were “smartphones.” This continues to be the case. To understand the significance of the mobile market, consider the personal computer industry sells a little over 300 million units per year — this includes all desktops, laptops, notebooks, netbooks and the tablet PCs like the iPad and Kindle. Similarly, television sets sell in the same range, about 300 million units per year, and DVD players sell approximately 250 million units annually. These are the global giants in electronics. Other electronic gadgets, like video-gaming consoles, digital cameras, and MP3 players like the iPod, sell in far smaller numbers per year.

In the past year, the world saw sales of 1.37 billion mobile phones. Smartphones alone sold close to 300 million units in 2010, and according to Ahonen Consulting, next year more Smartphones will be sold than every type of personal computer combined. Specific to mobile messaging, the industry generated $172 billion in 2010, with text messages representing $153 billion and the other messaging types, IM and email, adding the remaining $19 billion.

Our goal is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the underserved “trillion” text messaging market.

Our Solutions
Our lead offering, SafeText, is a premium service for mobile devices that provide parents a solution to help manage their children’s mobile communications activities.
SafeText Parental Management is an easy to use and effective mobile solution providing instant notification when potentially "dangerous" situations are happening through a text messaging interaction. The offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities against cyber-bullying and other threats that exist in the digital world. SafeText has a proprietary database including an extensive library of words, phrases and slang that allow for a complete auto-analysis of text conversations. The parents can see full text message history and message content within the guidelines of current Privacy laws.

SafeText is offered in two configurations; a device-based and a network-based solution.

Core features of SafeText are proprietary and patent-pending technology that we consider to be competitively advantageous.

Device-based
The SafeText device-based parental management solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the ANDROID operating system; other mobile offerings are currently in development.

Network-based
The SafeText network-based parental management solution is the first carrier-grade, safe-texting solution for the mobile marketplace. Protext Mobility has formed an alliance with Acision, a world leader in mobile data, to deploy the SafeText parental management solution. The SafeText parental management solution is integrated with Acision’s Message Plus platform. Message Plus provides a rich set of enhancements across multiple mobile messaging technologies (e.g. Short Message Service (“SMS”), MultiMedia Messaging Service (“MMS”), email and Session Integration Protocol (“SIP”)) allowing mobile operators to offer services to their subscribers that have the same look and feel regardless of the communication channel of choice.

FamilySafe Parental Controls

Through our FamilySafe Parental Controls product we offer software products designed to provide comprehensive and an effective solution in protecting children from dangers on the Internet. Our products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet related source. Online safety remains the primary concern for parents across America. The prevalence of online predators coupled with adult content, and high-risk behavior (such as “cyber-bullying”, “text rage” and “sexting”) reinforces the need for advanced online safety products.

Marketing

SafeText

Our marketing strategy for the SafeText device-base solution is primarily direct to consumer. We are also leveraging mobile carrier platforms for solution sponsorship. Our product is offered on the ANDROID marketplace and through our association with the AmberWatch Foundation at www.amberwatchsafetext.com. This website and the information contained on this website are not incorporated into this annual report. The Company is in discussions with numerous carriers.

FamilySafe Parental Control

FamilySafe parental control programs are available online through a number of web sites and landing pages.  These web sites primarily point back to our FamilySafe division’s main site www.sentryparentalcontrols.com.  This website and the information contained on this website are not incorporated into this annual report.

Competition

The Company’s competition for the SafeText product are other developers of applications available on the marketplaces within a subscribers carrier. SafeText competition includes NetNanny and S-Mobile. FamilySafe division competes for business with other companies that have child-monitoring software, including the following companies: NetNanny (ContentWatch, Inc.), Cybersitter (Solid Oak Software, Inc. (US)), CyberPatrol (SurfControl), McAfee Parental Controls (Networks Associates Technology, Inc.), Norton Parental Controls (Symantec Corporation), FilterPak (S4F, Inc.), Cyber Sentinel (Security Software Systems, Inc.), and Cyber Snoop (Pearl Software, Inc.).

The Company responds promptly and effectively to the challenges of technological change, evolving standards and the competitors' innovations by continuing to enhance the Company's products and services, as well as bolstering the Company's sales and marketing channels.

Economic Dependency

The Company sold its products primarily on line in the current year and for fiscal year 2009.   There was no customer that accounted for more than 10% of the sales for the fiscal year ended December 31, 2010.

Intellectual Property

ProText Mobility has filed patent protection for the Company’s SafeText solution and seeks to file additional protection measures. To date, we have filed provisional patents for the Company’s Smart Message Analyzer and various other proprietary processes and concepts and look to file additional protection measures, such as, trademark, trade name or copyright protection.  We therefore rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of March 30, 2011, the Company has five full time employees.

Item 1A. Risk Factors.

IF WE CONTINUE OUR HISTORY OF LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS

We incurred net losses of approximately $5,679,000 and of $4,481,000 for the years ended December 31, 2010 and 2009, respectively. Since inception, we have an accumulated deficit approximating $42,727,000.  As a result, as of December 31, 2010, we had a stockholders’ deficit of approximately $1,786,000 and a working capital deficiency of approximately $1,916,000. We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue earning a significant amount of revenues or making a profit. If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS AS A GOING CONCERN

The report of our independent auditors for the fiscal year ended December 31, 2010 was issued under the assumption that we would continue as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2010, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2010, that such results raised substantial doubts about our ability to continue as a going concern. The financial statements included in the Annual Report on Form 10-K do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment.

IF WE ARE UNABLE TO SECURE ADDITIONAL FINANCING, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED

The Company's cash on hand at December 31, 2010 totaled approximately $60,000. To date, the Company received proceeds from sale of the Company’s Series B Preferred Stock totaling $4,650,000. If we do not receive funding as stipulated in the agreement, we will need additional financing to meet our obligations and to continue our business. If we are not able to raise funds, we may not be able to successfully develop and market our products and our business will most likely fail.

AS WE RAISE ADDITIONAL CAPITAL, A SHAREHOLDER'S PERCENTAGE OWNERSHIP INTEREST IN PROTEXT MOBILITY WILL LIKELY BE REDUCED

The raising of additional financing would in all likelihood result in dilution or reduction in the value of our securities. Our ability to operate is dependent upon obtaining sufficient capital. In September of 2009, the Company entered into a Stock Purchase Agreement for sales of its Series B Preferred Stock and to date has issued 511,551 shares of preferred stock.  Preferred stock has a priority to the common stock, and will reduce common shareholders' percentage of ownership. If the Company receives additional tranches and issues additional stock in accordance with the Amended Stock Purchase Agreement, common shareholders' ownership interest will be further reduced.

OUR INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD SERIOUSLY HARM OUR BUSINESS AND ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PRODUCTS

We believe that our future success will depend on the abilities and continued service of our senior management and executive officers, particularly our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and those persons involved in the research and development of our products. If we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and market our products and other future products being developed.

OUR SOFTWARE TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL

Our success will depend almost entirely upon the acceptance of our products and services by parents with children under the age of 17, elementary and middle schools, media companies and households. Market acceptance will depend upon several factors, particularly the determination by parents that they need and want to monitor and protect their children while on the Internet and mobile phones. A number of factors may inhibit acceptance, including the existence of competing products, our inability to convince families that they need to pay for the products and services that we will offer, or failure by households and service companies to use our products. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

THE COMMERCIALIZATION OF OUR NEW TECHNOLOGY AND STRATEGY MAY NOT BE SUCCESSFUL

Our success will depend upon the acceptance of our products and services by consumers and companies within the mobile industry. Market acceptance will depend upon several factors, particularly the determination by consumers and companies that they need and want a premium service for mobile devices that provide parents a solution to help manage their children’s mobile communications activities. A number of factors may inhibit acceptance, including our inability to convince consumers and businesses that they need to pay for the products and services that we will offer. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

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

IF WE DO NOT CONTINUALLY UPDATE OUR PRODUCTS, THEY MAY BECOME OBSOLETE AND WE MAY NOT BE ABLE TO COMPETE WITH OTHER COMPANIES

Mobile technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on the continuing development of our technologies and products. We cannot assure you that we will be able to keep pace with technological advances or that our products will not become obsolete. We cannot assure you that competitors will not develop related or similar products and bring them to market before we do, or do so more successfully, or that they will not develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

OUR BUSINESS IS CONCENTRATED, MAKING OUR OPERATIONS SENSITIVE TO ECONOMIC FLUCTUATIONS

Because of our limited financial resources, it is unlikely that we will be able to further diversify our operations. Therefore, we will be subject to economic fluctuations within our industry. If our business does not succeed, you could lose all or part of your investment.

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

OUR OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AGAINST LAWSUITS

ProText Mobility is a Delaware corporation. Delaware law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Delaware law also authorizes Delaware corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

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

RISKS RELATED TO OUR SECURITIES

ISSUANCE OF PREFERRED STOCK COULD HURT HOLDERS OF COMMON STOCK

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we created a class of 1,526,718 Series A 7% of cumulative preferred stock, since that date, we have sold an aggregate of 901,237 shares of Series “A” preferred stock and may issue additional shares of our Series “A” preferred stock at any time. The preferred stock has a liquidation preference of $2.62. Our board of directors created the Series “B” preferred stock, with 1,000,000 shares designated, and since that date, we have sold 511,551 shares.  As future tranches of capital are received by the Company, additional preferred B stock may be issued. The rights of future preferred stockholders could delay, defer or prevent a change of control of ProText Mobility, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

OUR STOCK PRICE HAS BEEN VOLATILE

Our stock price fluctuated between $0.05 and $0.23 for the year ended December 31, 2010 and between $0.05 and $0.28 for the year ended December 31, 2009. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

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

THERE WILL BE A SIGNIFICANT NUMBER OF SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE AND THIS MAY HURT THE MARKET PRICE OF THE SHARES

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2010, we had a total of approximately 145,138,000 shares of common stock outstanding, but there were also approximately 212,519,000 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our Common Stock will see their interest as a percentage of the total number of our Common Stock diluted.

WE HAVE NEVER PAID ANY CASH DIVIDENDS

ProText Mobility has never paid any cash dividends on its shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company leases an executive office consisting of 1,868 square feet at 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791. The lease commenced on July 31, 2006 and has a five year and two month term. The current rent is approximately $4,800 per month ($57,600 per year) and increases approximately 3% per annum. The Company has a security deposit with its landlord of $8,406.

Rent expense was approximately $61,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

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

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE. As disclosed in the Company’s 8-K filed on September 17, 2010, the Company entered into an Assurance of Discontinuance Pursuant to Executive Law §63(15) (the “Assurance”) with the Office of the Attorney General of the State of New York (the “OAG”). The Company neither admits nor denies the findings of the OAG, made in connection with the OAG’s inquiry relating to the Company’s discontinued “PULSE” project. Pursuant to the Assurance of Discontinuance, (i) the Company is permanently enjoined from using or selling the PULSE product. (The Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the OAG’s inquiry; (ii) the Company will pay $100,000 to the OAG in disgorgement, penalties, and costs; and (iii) the OAG will discontinue its investigation of the “PULSE” project. The Company paid $100,000 in the year ended December 31 2010.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009, the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  In October of 2010, the Company entered into a Final Order for Permanent Injunction and Other Equitable Relief in settlement of the FTC’s allegations. Pursuant to the Order, the Company is permanently enjoined from using or selling the PULSE product (which the Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the FTC’s inquiry) and to destroy an information collected from PULSE. There was no monetary settlement.

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company is currently in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

ProText Mobility Inc's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase one share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase one share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock is quoted on the OTC Bulletin Board and trades under the symbol TXTM.

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

On October 20, 2010 (the date the SEC deemed Amendment No. 5 to the S-1 effective), these warrants were extended to June 30, 2011.

The Class A and Class B Warrants are currently not trading on the OTC market, as no market maker has quoted these securities. As of March 31, 2011, these securities are currently defunct.

As of March 30, 2011, the Company had outstanding 159,614,603 shares of its Common Stock, par value $0.0001 per share, 2,469,000 Class A Warrants and 2,474,000 Class B Warrants. 5,000 of the Class A Warrants have been exercised, and none of the Class B Warrants have been exercised.

Additionally outstanding were various placement agent warrants to purchase a total of 498,424 shares of the Company's Common Stock at a purchase prices ranging from $0.17 per share to $0.22 per share.

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2010 and 2009. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
High	$0.15	$0.23	$0.16	$0.16
Low	$0.05	$0.06	$0.06	$0.05

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$0.14	$0.14	$0.29	$0.19
Low	$0.03	$0.06	$0.08	$0.03

The high and low bid prices for shares of the Company’s  Common Stock on March 30, 2010 was $0.14 and $0.12, per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Holders

As of March 30, 2011, there were approximately 1,500 holders of record of the Company's common stock, approximately 19 holders of record of the Company's Class A Warrants and approximately 34 holders of record of the Company's Class B Warrants.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	230,000	$0.33	26,186,668

Equity compensation plans not approved by security holders	32,243,422	$0.11	0

Total	32,473,422	$0.11	26,186,668

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 26,186,668 shares at December 31, 2010.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

In the fourth quarter of 2010, pursuant to a stock purchase agreement the Company received $700,000 and issued 6,300,000 shares of common stock, 77,007 shares of its Series B Preferred Stock, and 14,000,000 cashless warrants at an exercise price of $0.01.

In the fourth quarter of 2010, the Company issued 890,250 shares of its restricted common stock in connection with a note payable of $445,125.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Background

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from software based solutions for the personal computer (“PC) to products designed for the mobile industry. Our first technology, FamilySafe Parental Controls continues to generate revenue for the Company. Going forward, the Company’s mission is to leverage our core intellectual property; namely, the ability to analyze and contextualize digital data streams in real-time and apply the results towards high-growth markets, such as mobile communications and messaging. Our lead offering is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. In the fiscal year 2010, the Company received $2,650,000 from Rock Island Capital, LLC pursuant to the Stock Purchase Agreement (September 2009) and Amendments (March, July and October 2010). If the Company does not receive additional funding as per the Amendment to the Series B Stock Purchase Agreement, the Company will need to raise additional capital. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan includes the marketing of the SafeText product to consumers and businesses as described in the Company’s business summary.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  See “Notes to Consolidated Financial Statements” for additional disclosure of the application of these and other accounting policies.

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2010 and 2009

Revenue for the years ended December 31, 2010 and 2009 was approximately $31,000. The static sales reflect steady online sales of the parental controls product.

Cost of sales for the years ended December 31, 2010 and 2009 was approximately $262,000 and $83,000, respectively for direct costs of software sales and software amortization.  This resulted in negative gross margins of approximately $231,000 and $52,000 for the fiscal years 2010 and 2009, respectively.  The increase in cost of sales relates to the increase in software amortization costs of approximately $46,000, as well as a $130,000 write off of capitalized software relating to software products no longer in use.

Selling costs increased to approximately $200,000 from approximately $57,000 for the fiscal years ended December 31, 2010 and 2009, respectively.  This is primarily attributable to the current year advertising expense of $110,000 to produce a campaign for TV to sell the AmberWatch SafeText product.

Website costs increased by approximately $14,000 for the year ended December 31, 2010 from the prior year primarily as a result of the Company’s additional resources needed to host our servers and related websites.

General and administrative expenses increased to approximately $3,900,000 from approximately $3,700,000 for the years ended December 31, 2010and 2009, respectively.  The increase of approximately $200,000 consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $229,000 for the fiscal year ended December 31, 2010 compared to the prior year ended December 31, 2009.  The prior year included $180,000 payment as a bonus to a consultant under his contract.

•
Professional fees (which includes accounting/auditing, consulting and legal fees) increased approximately$414,000 for the fiscal year ended December 31, 2010.  This is primarily a result of increase legal fees of approximately $407,000, increase in consulting of approximately $93,000, increase in accounting of approximately $13,000 and a one time customer service expense of approximately $18,000. The increases are offset by a decrease in computer maintenance and public relations totaling approximating $117,000. Legal fees included costs to litigate and defend matters described in the legal section, as well as a $100,000 settlement fee, and approximately $112,000 in stock compensation settlements.

Interest expense for the years ended December 31, 2010 and 2009 was approximately $227,000 and $397,000 respectively, a decrease of approximately $170,000. The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower for the fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009.

Gain on extinguishments of liabilities totaled approximately $492,000 for the year ended December 31, 2009 and was due to settlements of outstanding notes and liabilities. Specifically, the Company paid $150,000 to settle the principal balance of a $300,000 10% note payable, recording a $150,000 gain. The Company also settled with the former Chief Operating Officer and recorded a gain approximating $220,000 for the year ended December 31, 2009.   In addition, the Company settled with three vendors and recorded gains totaling approximately $122,000. The current year gain of approximately $3,500 is due to stock issued amounting to approximately $14,000 in value for a debt of approximately $17,000.

Debt conversion expense approximating $273,000 for the fiscal year ended December 31, 2010 was recorded as a result of debt and interest that was exchanged for non-defaulted notes and for conversion of principal and accrued interest into shares of common stock of the Company.

Amortization expense from deferred note discounts for the years ended December 31, 2010 and 2009 was approximately $684,000 and $650,000, respectively. Although the principal amount of notes payable is lower in the current fiscal year, the Company recorded additional debt discounts and related amortization expense when the debtors extended the notes in the second quarter of the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At December 31, 2010, the Company had cash and cash equivalents of approximately $60,000 and a working capital deficiency of approximately $1,916,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

Net cash used in operating activities for the year ended December 31, 2010 was approximately $2,390,000 compared to approximately $2,165,000 for the prior comparable year ended December 31, 2009. This increase in operating expenditures of approximately $225,000 relates to approximately $124,000 change in assets and liabilities (primarily payments for accounts payable and due to stockholder). In addition, the variance in the gain on extinguishment of liabilities compared to the debt conversion expense and write off of software approximated a $90,000 change.

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was approximately $183,000 and $292,000, respectively.  The prior fiscal year additions to software costs of $247,000 were higher as the Company was working on multiple products. The current year software additions totaling approximately $168,000 related to the SafeText product.  The new website was launched at the end of the fiscal quarter ended March 31, 2010, therefore the capitalization of $15,000 was lower than the prior year additions of approximately $45,000.

Net cash provided from financing activities was approximately $2,596,000 and $2,470,000 for the years ended December 31, 2010 and 2009, respectively, a slight increase of approximately $126,000. Although proceeds from noteholders and the sale of the Company’s Series B Preferred shares in the fiscal year ended December 31, 2009 totaling approximately $3,160,000, was higher than proceeds in the fiscal year ended December 31, 2010 by approximately $300,000, the Company’s payments to noteholders and debtors and was lower by approximately $423,000.

Outstanding Indebtedness

The Company has outstanding 10% convertible notes payable of approximately $114,000 as of December 31, 2010 which are in default for non payment by maturity date.  In addition, the Company has approximately $1,116,000 of short term bridge notes outstanding as of December 31, 2010 of which approximately $125,000 is in default due to non payment by maturity date. Subsequent to December 31, 2010 approximately $1,116,000 of the short term bridge notes outstanding converted their debt balance into shares of the common stock.  In addition, subsequent to December 31, 2010, the Company issued 1,200,000 shares to convert approximately $196,000 for a liability to a shareholder.

While the Company has raised capital from equity and debt transactions totaling approximately $3,300,000 for the year ended December 31, 2010, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2010, and 2009 the Company capitalized approximately $183,000 and $292,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2010 and 2009 was approximately $145,000 and $87,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the fourth quarter of the fiscal year ended December 31, 2010, the Company determined there was an impairment to the software capitalization related to the PULSE product and recorded a write off of approximately $130,000 which is included in the accompanying consolidated statement of operations. There was no impairment for the fiscal year ended December 31, 2009.

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

Recent Accounting Pronouncements Affecting the Company:

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures will be required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the Standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. We have determined that the adoption of this guidance will not have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX
Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2010 and 2009	F-2 - F-3

Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2010 and 2009	F-5 - F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Protext Mobility, Inc. (f/k/a EchoMetrix, Inc.)
Syosset, New York

We have audited the accompanying consolidated balance sheets of Protext Mobility, Inc. (f/k/a EchoMetrix, Inc.). and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protext Mobility, Inc. (f/k/a EchoMetrix, Inc.) and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co. LLP

New York, New York
March 30, 2011

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2010	2009

Current assets:
Cash	$60,209	$37,890
Accounts receivable	-	238
Prepaid expenses	12,130	12,671
Total current assets	72,339	50,799

Property and equipment - net	14,647	68,094

Other assets:
Capitalized software costs, less accumulated amortization
of $112,250 and $82,120, respectively	161,931	252,001
Website development costs, less accumulated amortization of
of $21,250 and $5,000, respectively	38,750	40,000
Security deposit	9,454	9,454
Total other assets	210,135	301,455

Total assets	$297,121	$420,348

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2010	2009

Current liabilities:
Current portion of long term debt and capital leases	$6,002	$47,991
Current portion of 10% convertible notes payable	114,034	233,832
Convertible short term bridge notes payable, net of
discount of $535,053 and $111,574 respectively	976,407	1,642,249
Non convertible short term bridge notes payable	124,790	273,067
Due to stockholder	195,686	307,838
Accounts payable	370,126	295,771
Accrued expenses	201,234	501,727
Total current liabilities	1,988,279	3,302,475

Other liabilities:
Dividends payable	90,840	-
Obligations under capital lease, net of current portion	-	5,735
Deferred rent	3,849	7,541
Total liabilities	2,082,968	3,315,751

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding -269,862 and 901,237 shares repectively	27	90
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551 and 220,022 respectively	51	22
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding -145,138,192 and 79,203,336 shares respectively	14,514	7,921
Additional paid-in capital	40,926,795	26,470,579
Accumulated deficit	(42,727,234)	(29,374,015)
Total stockholders' deficit	(1,785,847)	(2,895,403)

Total liabilities and stockholders' deficit	$297,121	$420,348

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ending December 31,
	2010	2009

Revenues	$30,853	$31,428

Cost of Sales:
Commissions	2,977	699
Amortization of software costs	128,325	82,120
Write off of capitalized software costs	130,212	-
Cost of Sales	261,514	82,819

Gross Loss	(230,661)	(51,391)

Operating expenses:
Selling	199,961	57,088
Web site costs	84,195	69,945
General and administrative	3,913,934	3,658,239
Depreciation and amortization	69,697	87,515
Total operating expenses	4,267,787	3,872,788

Loss from operations	(4,498,448)	(3,924,179)

Other (income) expenses:
Interest	226,993	396,410
Interest - related party	-	1,008
Gain on extinguishment of liabilities	(3,500)	(491,830)
Debt conversion expense	272,862	-
Other expenses	-	889
Amortization of note discounts	684,186	650,254
Total other expenses	1,180,541	556,731

Net loss	(5,678,989)	(4,480,910)

Common stock dividends to be issued for Series B Preferred Stock	(260,939)	(43,556)
Deemed preferred stock dividend related to warrant modification	(2,783,291)	-
Deemed preferred stock dividend related to issuance of warrants and common stock	(4,630,000)	(2,000,000)

Net loss applicable to common stockholders	$(13,353,219)	$(6,524,466)

Per share data
Loss per share - basic and diluted	$(0.12)	$(0.09)

Weighted average number of shares outstanding- basic and diluted	111,287,250	76,074,372

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional		Total
		Par Value $.0001		Par Value $.0001		Par Value $.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	901,237	$90		$—	71,787,304	$7,178	$19,214,710	$(22,849,549)	$(3,627,571)

Common stock issued for interest on debt					675,795	66	79,771		79,837
Common stock issued in connection with 2008 warrants exercised					24,000	2	(2)		—
Common stock issued for conversion of 10% notes-principal					766,237	77	93,083		93,160
Common stock issued for conversion of Bridge Notes - principal					2,500,000	250	349,750		350,000
Common stock issued for legal settlement					500,000	50	44,950		45,000
Fair value of common stock issued for services					120,000	15	20,986		21,001
Restricted stock issued in connection with bridge notes payable					2,830,000	283	266,461		266,744
Warrants issued in connection with bridge notes payable							94,368		94,368
Beneficial conversion feature issued in connection with bridge notes							341,393		341,393
Interest related to modification of conversion price of debt							133,398		133,398
Fair value of warrants issued for consulting services							663,629		663,629
Fair value of options issued for consulting services							94,000		94,000
Fair value of warrants issued to employees							360,000		360,000
Option expense							670,548		670,548
Issuance of Preferred B securities			220,022	22			1,999,978		2,000,000
Dividends payable in common stock to Series B Preferred Stockholders							43,556	(43,556)	-
Deemed Dividend on Preferred B securities							2,000,000	(2,000,000)	-
Net Loss								(4,480,910)	(4,480,910)

Balance at December 31, 2009	901,237	$90	220,022	$22	79,203,336	$7,921	$26,470,579	$(29,374,015)	$(2,895,403)

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Continued)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
		Par Value $.0001		Par Value $.0001		Par Value $.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2009	901,237	$90	220,022	$22	79,203,336	$7,921	$26,470,579	$(29,374,015)	$(2,895,403)
Common stock issued as interest on debt					215,908	22	24,429		24,451
Common stock issued for legal settlement					2,102,175	210	183,714		183,924
Common stock issued for Debt settlement					100,000	10	13,990		14,000
Fair value of common stock issued for services					738,717	74	71,234		71,308
Fair value of warrants issued for consulting services							6,000		6,000
Fair value of options issued for consulting services							209,196		209,196
Option expense							1,390,613		1,390,613
Common stock issued in connection with option exercise					567,536	57	(57)		-
Common stock issued in connection with warrant exercise					1,445,079	145	(145)		-
Common stock issued board of directors compensation					1,170,638	117	108,144		108,261
Common stock issued pursuant to Preferred A conversion	(631,375)	(63)			6,313,750	631	(568)		-
Common stock issued pursuant to 10% noteholder debt conversion					855,703	86	119,713		119,799
Common stock issued pursuant to bridge noteholder debt conversion					1,398,319	140	195,625		195,765
Common stock issued for accrued interest					1,906,151	190	228,558		228,748
Restricted stock issued in connection with convertible notes payable					2,443,183	244	268,226		268,470
Beneficial conversion feature recognized in connection with issuance of convertible notes payble							804,520		804,520
Fair value of warrants issued in connection with issuance of convertible notes payable							34,719		34,719
Debt conversion expense							272,862		272,862
Common stock issued in connection with bridge noteholder settlement					2,750,000	275	296,475		296,750
Common stock dividends issued in accordance with Series B									-
Preferred Stock Agreement					2,077,697	208	169,891	(170,099)	-
Series B Preferred Stock purchased			291,529	29			2,649,971		2,650,000
Deemed dividend related to issuance of warrants and common stock in connection with purchase of Series B Preferred Stock					41,850,000	4,185	4,625,815	(4,630,000)	-
Deemed dividend related to modification of warrants issued with Series B Preferred Stock							2,783,291	(2,783,291)	-
Dividends payable								(90,840)	(90,840)
Net loss								(5,678,989)	(5,678,989)
Balance at December 31, 2010	269,862	$27	511,551	$51	145,138,192	$14,514	$40,926,795	$(42,727,234)	$(1,785,847)

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,678,989)	$(4,480,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(3,500)	(491,830)
Debt modification expense	272,862	-
Write off of capitalized software	130,212	-
Warrants/options issued for consulting services	215,196	1,117,629
Common stock issued for legal settlements	111,924	-
Common stock issued for services	71,308	21,000
Common stock issued for compensation	108,261	-
Stock issued for interest	24,451	79,837
Compensatory element of stock options	1,381,775	670,548
Depreciation	53,447	62,859
Amortization of deferred financing costs	-	10,000
Amortization of software and website development costs	144,575	87,120
Amortization of intangible assets	-	9,657
Amortization of discount related to debt	684,186	650,254
Interest and compensation expense as a result of modification of warrant exercise price	-	133,398
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	238	1,653
Prepaid expenses and other assets	541	6,109
Deferred rent	(3,692)	(1,957)
Accounts payable and accrued expenses	208,987	(68,886)
Due to stockholders	(112,152)	28,719
Total adjustments	3,288,619	2,316,111

Net cash used in operating activities	(2,390,370)	(2,164,799)

Cash flows from investing activities:
Capitalized software costs	(168,467)	(247,207)
Capitalized website development costs	(15,000)	(45,000)
Net cash used in investing activities	(183,467)	(292,207)

See notes to consolidated financial statements

 PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2010	2009

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	$2,650,000	$2,000,000
Proceeds from exercise of stock options	8,880	-
Payments to stockholders	-	(306,809)
Proceeds from bridge notes payable	645,125	1,600,000
Payments of bridge notes payable	(660,125)	(513,109)
Payments of note payable - equipment	(2,962)	-
Payments of 10% investor notes payable	-	(191,008)
Payments of notes payable - bank	-	(49,007)
Payments under capital lease	(44,762)	(70,388)
Net cash provided by financing activities	2,596,156	2,469,679

Net increase in cash	22,319	12,673

Cash at beginning of year	37,890	25,217

Cash at end of year	$60,209	$37,890

Supplemental Schedules of Noncash Investing
and Financing Activities:
Cash payment made during the period-Interest	$12,248	$11,745
Common stock issued in connection with settlement agreement	$72,000	$45,000
Common stock issued in connection with extinguishment of payable	$14,000	$-

Common stock issued as a result of debt and accrued interest conversion	$841,063	$443,160
Restricted stock issued in connection to bridge loans	$268,470	$266,744
Warrants granted in connection to convertible loan issuance	$34,719	$94,368
Beneficial conversion feature in relation to bridge loans	$804,520	$341,293
Common stock dividends payable for Series B Preferred Stock	$90,840	$43,556
Common stock dividends issued for Series B Preferred Stock	$170,099	$-
Deemed preferred stock dividend related to warrant modification	$2,783,291	$-
Deemed preferred stock dividend related to issuance of warrants and and common stock	$4,630,000	$2,000,000

See notes to consolidated financial statements

PROTEXT MOBILITY, INC. (f/k/a EchoMetrix, Inc) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

ProText Mobility Inc. (formerly known as EchoMetrix Inc. and SearchHelp, Inc) was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which EchoMetrix was merged into the Company, and the Company's corporate name was changed from SearchHelp, Inc. to EchoMetrix, Inc. In December of 2010, the Company formed a new Corporation (ProText Mobility, Inc) and filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which the Company’s wholly owned subsidiary, ProText Mobility, Inc., was merged into the Company, and the Company’s name changed from Echo Metrix, Inc. to ProText Mobility, Inc.

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computer (“PC”) to products designed for the mobile industry. Our first technology, FamilySafe Parental Controls continues to generate revenue for the Company. Going forward, the Company’s mission is to leverage our core intellectual property; namely, the ability to analyze and contextualize digital data streams and apply the results towards high-growth markets, such as mobile communications and messaging. Our lead offering, SafeText is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of approximately $5,679,000 and $4,481,000 for the years ended December 31, 2010 and 2009, respectively.  In addition, the Company had negative working capital of approximately $1,916,000 and an accumulated deficit of approximately $42,727,000 at December 31, 2010.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the underserved “trillion” text messaging market.

Our lead offering, SafeText, is a premium service for mobile devices that provide parents a solution to help manage their children’s mobile communications activities. SafeText is offered in two configurations; a device-based and a network-based solution as more fully described in Part I, Business Strategy and Products.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising financing from equity and debt transactions. For the fiscal year ended December 31, 2010, the Company raised approximately $3,304,000 from the sale of preferred stock ($2,650,000), exercise of options ($9,000) and private placement of common stock and warrants and issuance of debt ($645,000). During the fiscal year ended December 31, 2009, the Company raised approximately $3,600,000 from the sale of preferred stock ($2,000,000), and private placement of common stock and warrants, and issuance of debt ($1,600,000). In addition an approximate total of $120,000 and $93,000 of the 10% short term promissory notes have been converted into common stock for the fiscal years ended December 31, 2010 and 2009, respectively. For the fiscal years ended December 31, 2010 and 2009, approximately $376,000 and $350,000, respectively of the bridge notes payable have been converted into common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

ProText Mobility, Inc. is organized as a single reporting unit, with two operating divisions, and believes that it operates as a single business.   References in this report to “ProText Mobility”, the “Company”, “we”, “us” or “our” refers to ProText Mobility Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

 (b) Revenue Recognition:

The Company recognizes revenues in accordance with authoritative guidance when services have been rendered, the sales price is determinable and collectability is reasonably assured. Revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

(c) Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2010 and 2009 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2010	2009
2004 Stock Plan Options	230,000	470,000
Non ISO Stock Options	32,243,422	24,599,001
Convertible Preferred Stock	53,853,720	31,014,570
Convertible Bridge Notes and Notes Payable	13,170,757	15,894,045
Warrants	113,020,650	43,168,181

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

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs totaled approximately $176,000 for the fiscal year ended December 31, 2010.   There were no such costs in the prior fiscal year

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2010 and 2009.

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2010, and 2009 the Company capitalized approximately $183,000 and $292,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2010 and 2009 was approximately $145,000 and $87,000 respectively.

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

Estimated aggregate minimum amortization expenses for each of the next three years is:

2011	63,000
2012	58,000
2013	16,000

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the fourth quarter of the fiscal year ended December 31, 2010, the Company determined there was an impairment to the software capitalization related to the PULSE product and recorded a write off of approximately $130,000 which is included in the accompanying consolidated statement of operations. There was no impairment for the fiscal year ended December 31, 2009.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount the Company expects to collect. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $0 and approximately $200 at December 31, 2010, and 2009, respectively.

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

(m) Property and Equipment and Depreciation:

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

 (n) Recently Issued Accounting Pronouncements Affecting The Company:

In May of 2010, ProText Mobility applied the provisions of ASC 470-50 “Debtors Accounting for a Modification or Exchange of Debt Instruments” when it modified the terms of its 10% and Bridge notes. The Company evaluated these transactions under ASC 470-50 to determine if the modification was substantial and if extinguishment accounting should be applied. If the change in fair value of the conversion option is less than 10% of the carrying value of the debt, (and the debt modification was not determined to be substantial) then ASC 470-20 applies. The Company evaluated the new debt instrument and applied debt conversion expense. (Note 4 and 5)

The Company evaluates the new accounting provisions for guidance applicable to ProText Mobility, Inc.  During the period, the Company does not believe there are any new pronouncements that will materially impact the Company

Recent accounting pronouncements

Recent accounting pronouncements applicable to the Company are summarized below.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This Update requires new disclosures regarding the amount of transfers in or out of Levels 1 and 2 along with the reason for such transfers and also requires a greater level of disaggregation when disclosing valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets. The disclosures will be required for reporting beginning in the first quarter 2010. Also, beginning with the first quarter 2011, the Standard requires additional categorization of items included in the rollforward of activity for Level 3 inputs on a gross basis. Adoption of this standard will not have a material effect on the financial statements.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-01 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In March 2010, the FASB ratified the final consensus that offers an alternative method of revenue recognition for milestone payments. The guidance states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted, provided that the revised guidance is applied retrospectively to the beginning of the year of adoption. We have determined that the adoption of this guidance will not have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - STOCK COMPENSATION

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to  directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation.   The Company filed the 2009 Incentive Stock Plan with the Securities and Exchange Commission on October 19, 2010.  During the fiscal year ended December 31, 2010, 83,332 shares of common stock have been issued to a consultant for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the years ended December 31, 2010and 2009 include share-based compensation expense for employees and board of directors totaled approximately $1,500,000 and $580,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the years ended December 31, 2010 and 2009, the Company granted 9,520,056 and 7,910,844 (respectively) of options to employees, consultants and board of directors.  The options are exercisable at a range of $0.01 to $0.18 and have a five year term.  As of December 31, 2010, 19,017,501 employee options have vested and the remaining 875,000 vest over the next year.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the years ended December 31, 2010 and 2009, the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended December 31,
	2010	2009
Expected term (in years)	5	5
Expected volatilty	100.25-105.63%	99.09%-100.00%
Expected dividend yield	0%	0%
Risk-free interest rate	2.45%-3.68%	2.51-3.85%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $215,000 and $94,000 for the years ended December 31, 2010 and 2009, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

During the years ended December 31, 2010 and 2009, the Company granted 2,598,214 and 5,400,000, respectively, of the options to non-employees.  The options are exercisable at a range of $0.08 to $0.30 and have a five year term.  As of December 31, 2010, 9,347,588 non-employee options have vested and the remaining 3,233,333 options vest over a two year period.

The following table represents our stock options granted, exercised, and forfeited during the year ended December 31, 2010.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2008	13,438,158	$0.24	2.4235	$0
Granted	13,310,844	0.12
Exercised	-	-
Forfeited/expired	(1,680,000)	0.30
Outstanding at December 31, 2009	25,069,001	$0.18	3.3829	$0
Granted	12,118,270	0.05
Exercised	(1,061,000)	0.09
Forfeited/expired	(3,652,849)	0.33
Outstanding at December 31, 2010	32,473,422	$0.20	2.3029	$0
Exercisable at December 31, 2010	28,365,089	$0.11	2.9366	$0
Weighted average fair value of options
Granted during the year	$0.11

As of December 31, 2010, there was approximately $208,000 of unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2010	2009
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(225,520)	(172,073)
Total property and equipment, net	$14,647	$68,094

Depreciation charged to operations amounted to approximately $53,000 and $63,000 for the years ended December 31, 2010 and 2009, respectively. Property and equipment include gross assets acquired under capital leases of approximately $108,000 at December 31, 2010 and 2009, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 -   NOTE PAYABLE - EQUIPMENT

On July 12, 2006, the Company entered into a secured loan agreement with GE Commercial Finance for the purchase of $21,262 of communications equipment related to the Company’s corporate office space. This loan has a five-year term with monthly payments of approximately $400 including interest at the rate of 8.15% per annum and is secured by the equipment purchased. The outstanding balance at December 31, 2010 and 2009 was approximately $3,000 and $8,000 respectively, of which approximately $3,000 and $4,000 is included in current liabilities. Future principal payments under the secured loan payable as of December 31, 2010 for the next year is approximately $3,000.

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASE

On July 17, 2006 the Company entered into an equipment lease agreement with Citicorp Vendor Finance for the purchase of $87,098 of computer equipment related to the Company’s products. The lease has a five-year term and a $1 purchase option. In January 2009, the Company prepaid the Citicorp Vendor Finance lease for servers for $50,000 in lieu of the remaining payments totaling $65,125.

On September 16, 2007 the Company entered into an equipment lease agreement with GE Capital for the purchase of $71,914 of computer equipment. The lease has a three-year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.  The assets are depreciated over their related estimated useful lives.

On February 28, 2008 the Company entered into an equipment lease agreement with GE Capital for the purchase of $36,312 of computer equipment. The lease has a three-year term and a $1 purchase option. The Company is accounting for this obligation as a capital lease. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.  The assets are depreciated over their estimated useful lives.

Depreciation for assets under capital leases for the years ended December 31, 2009 and 2008 amounted to approximately $30,000 and $7,000, respectively, and is included in depreciation expense.

The following is a summary of assets held under capital leases at December 31, 2009 and 2008:

	December 31, 2010	December 31, 2009
Data processing equipment, server and routers	$108,226	$108,226
Less: Accumulated depreciation	(106,209)	(76,126)
	$2,017	$32,100

The minimum future lease payments under the capital lease and the equipment loan for the next year is approximately $2,000.

NOTE 7-    10% CONVERTIBLE NOTES PAYABLE

In May of 2010, the Company sent each noteholder an inducement letter which (i) offered to lower their conversion from $0.40 to $0.14 per share or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by nine months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and one year term) for each one dollar of principal outstanding.

During the fiscal year ended December 31, 2010 the Company exchanged $41,596 of principal, issuing 41,596 of the Company’s restricted common stock and 41,596 warrants (at an exercise price of $0.35 with a one year term). The new note is a nine month note with interest calculated at 10% per annum paid in stock on a quarterly basis. The note is senior to any cash distributions to the Company’s primary investor and has mandatory principal repayment terms when and if options and warrants are exercised and the Company receives the cash proceeds.

During the fiscal year ended December 31, 2010, the Company’s 10% Noteholders converted approximately $120,000 of their principal balances and received 855,703 shares of common stock. The Company applied the accounting per ASC 470-20, when conversion prices are lowered to induce conversion and recorded debt conversion expense totaling approximately $64,000 as a result of the decrease in the conversion price from $0.40 to $0.14. The offset of the conversion was to additional paid in capital.

During the fiscal year ended December 31, 2009 the Company repaid a total of approximately $191,000 of the outstanding principal to the 10% convertible note holders. Of the total repaid, the Company settled in principal note of $300,000 for $150,000 in cash and recorded a gain on extinguishment of debt of $150,000.  In addition, the Company converted principal totaling approximately $93,000 and accrued interest of approximately $3,000 into 794,636 shares of common stock at conversion rates between $0.10 and $0.16. For the year ended December 31, 2009 the Company recorded interest expense as a result of the modification of debt (due to lower conversion price) for 10% convertible notes totaling approximately $67,000.

As of December 31, 2010 the remaining 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,100 and $10,000 for years ended December 31, 2010 and 2009, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of December 31, 2010 and 2009, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at December 31, 2010 and December 31, 2009 amounted to approximately $114,000 and $234,000, respectively and are classified as current due to the fact that they are in default for the non payment by the maturity date.

NOTE 8 –  BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2010
In May of 2010, the Company sent each noteholder an inducement letter which (i) offered to lower their conversion from $0.15 to $0.14 per share of principal and to lower the accrued interest from $0.14 to $0.12 or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by nine months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and one year term) for each one dollar of principal outstanding.

During the fiscal year ended December 31, 2010 convertible note holders converted approximately $376,000 of their principal balance and approximately $203,000 of their accrued interest into 3,928,571 and 1,689,520 shares , respectively of the Company’s common stock. In accordance with ASC 470-20, the Company applied the guidance for debt inducement, and recorded an expense for the debt modification of approximately $212,000 as a result of the decrease in the conversion price.

In addition, during the fiscal year ended December 31, 2010 the Company exchanged approximately $1,100,000 of principal bridge notes payable (which includes non convertible loans that exchanged their loans for convertible loans (of approximately $113,000 of principal) and issued 1,066,366 of the Company’s restricted common stock and 1,066,366 of warrants (at an exercise price of $0.35) with a one year term.  The new notes are for nine months and interest is calculated at 10% per annum, payable quarterly in stock.  For the year ended December 31, 2010 interest expense totaled approximately $108,000 which is accrued on the accompanying consolidated balance sheet. The notes are convertible at any time at $0.14 and carry mandatory principal repayments when options or warrants are exercised and the company receives cash proceeds.

The Company evaluated the extension event under ASC 470-50 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” to determine if the modification was substantial. Because the change in fair value of the conversion option was less than 10% of the carrying value of the debt, the debt modification determined not to be substantial and as a result, no gain or loss was recorded.

The Company received approximately $645,000 in new bridge notes during the year ended December 31, 2010 issuing 1,290,250 of restricted common shares, recording a discount of approximately $466,000. During the year ended December 31, 2010 the Company repaid approximately $645,000 to bridge note holders.

The Company recorded amortization expense totaling approximately $679,000 for the year ended December 31, 2010 related to bridge note holders.
In March of 2011, bridge noteholders converted approximately $1,116,000 of principal and $104,000 in accrued interest into 9,079,353 shares of the Company’s common stock.

2009
On November 7, 2007 the Company began a private placement was terminated in December of 2007, and the Company received gross proceeds of $300,000. These notes are payable the earlier of August 15, 2008 or when the Company raises $1,000,000 in its next qualified financing as defined. The notes bear interest at a rate of 10% per annum, payable at the end of the term. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at the rate of $0.15 per share. In October of 2009, the Company repaid approximately $20,000 towards the principal balance of these notes. As of December 31, 2009, the total of approximately $280,000, of principal and accrued interest of approximately $64,000  is outstanding.

During 2008, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of three months to twelve months, bear interest at a rate of 10% per annum, payable at the end of the term. The Company raised a total of $905,000 from these promissory notes for the year ended December 31, 2008 and issued 1,715,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.20 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of approximately $290,000 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of approximately $59,000 of the discount.

During the year ended December 31, 2009 the Company repaid approximately $164,000 of principal and converted a total of accrued interest and principal of approximating $223,000 ($200,000 was principal) into 1,591,667 shares of common stock of the Company. For the year ended December 31, 2009 the Company recorded interest expense as a result of the modification of debt (due to a lower conversion price) of approximately $67,000.

During 2009, the Company issued 10% short term promissory notes to accredited investors. These notes have maturity dates ranging from a period of nine months to eighteen months, bear interest at a rate of 10% per annum, payable at the end of the term. The Company raised a total of $1,300,000 from these promissory notes for the year ended December 31, 2009 and issued 2,530,000 restricted shares of the Company’s common stock to the note holders. The principal amounts of the notes are convertible into the Company’s common stock by the holder, at any time prior to the repayment of the principal, at rates ranging from $0.14 to $0.15 per share. These shares were valued at the fair market value on the date of each note. As a result of the issuance of these convertible notes and related restricted shares and warrants, the Company recorded a total discount of approximately $674,000 with a corresponding credit to common stock and additional paid in capital. The discount is accreted over the term of the note using the straight line method. For the year ended December 31, 2009, the Company amortized a total of approximately $562,000 of the discount. In July 2009, the Company issued 1,071,429 shares of restricted common stock for converting $150,000 of principal at $0.14. In 2009, the Company repaid approximately $92,000 of the principal portion of these notes.

Non Convertible Bridge Notes Payable:

On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum and is payable at the end of the term.  During the year ended December 31, 2009, the Company repaid approximately $25,000 of this note. As of December 31, 2010 and 2009 the total of approximately $125,000 of principal and accrued interest of approximately $45,000 and $27,000, respectively is outstanding and currently in default for non payment of principal on maturity date.

In March of 2011, the entire principal balance of the note and accrued interest was converted into common stock of the Company.

NOTE 9 - DUE TO STOCKHOLDER

At December 31, 2010 and 2009, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of approximately $29,000 and $44,000, respectively, for working capital advances made to the Company.  In accordance with Mr. Bozsnyak’s separation agreement dated February 2009, in the fiscal year ended December 31, 2009, the Company repaid approximately $15,000 of the loan previously made for working capital advances. For the years ended December 31, 2010 and 2009, interest expense was charged in the amounts of $0 and approximately $1,000, respectively.  The interest rate used in this calculation is 5.5% at December 31, 2009 and was the same interest rate paid to the Company’s short term lender under the revolving line of credit. At December 31, 2010 and 2009, approximately $164,000 in accrued interest was due to Mr. Bozsnyak, respectively.

At December 31, 2010 and 2009, approximately $3,000 and $100,000, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak. During the year ended December 31, 2009, the Company repaid approximately $97,000 of unpaid salaries to Mr. Bozsnyak, which was repaid in accordance with his February 2009 separation agreement.

Subsequent to December 31, 2010, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock.

NOTE 10 – ECONOMIC DEPENDENCY

The Company sold its products via the internet in the current year and for fiscal year 2009.   There was no customer that accounted for more than 10% of the sales for the fiscal years ended December 31, 2010 and 2009.

NOTE 11 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	December 31,
	2010	2009

Deferred Tax Assets:
Net Operating Losses	$8,671,000	$7,505,000
Option Expense	2,310,000	1,687,000
Other	(131,000)	(104,000)
Valuation Allowances	(10,850,000)	(9,088,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2010 and 2009, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $22,200,000 at December 31, 2010 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2030.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	December 31,
	2010	2009
U.S federal income tax at statutory rate	$(1,931,000)	$(1,524,000)
State income tax, net of federal income tax benefit	(284,000)	(224,000)
Non cash interest	10,000	121,000
Beneficial conversion feature	267,000	216,000
Other permanent differences	70,000	8,000
Valuation tax asset allowance	1,868,000	1,403,000
Effective tax rate	$-	$-

NOTE 12 - EQUITY TRANSACTIONS

 (a)   Preferred Stock:

The Company is authorized to issue up to 25,000,000 shares of preferred stock. Currently, we have designated 1,526,718 shares of Series A 7% Cumulative Convertible Preferred Stock, or Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock.

The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock. In the fourth quarter of 2010, a shareholder converted 631,375 shares of Series A into 6,313,750 shares of common stock.

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

For the year ended December 31, 2009 the Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,000,000 with a corresponding credit to additional paid in capital.  In connection with the Stock Purchase Agreement and Certificate of Designation, the Preferred B stockholders were entitled to a quarterly dividend paid in common stock.

On March 4, 2010, ProText Mobility, Inc. (the “Company”) entered into Amendment No. 2 (“Amendment No. 2”) to the Series B Convertible Preferred Stock Purchase Agreement, dated July 29, 2009, as amended by Amendment No. 1 to the Series B Convertible Preferred Stock Purchase Agreement, with Rock Island Capital, LLC (the “Purchaser”), dated September 4, 2009 (as amended, the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser, in tranches (with the last tranche to occur within approximately 60 days from execution of Amendment No. 2), an aggregate of 550,055 shares of Series B Preferred Stock (of which 220,022 shares were sold prior to execution of Amendment No.2) for an aggregate purchase price of $5,000,000 (of which $2,000,000 was sold prior to execution of Amendment No. 2). In addition, the Company agreed to issue to the Purchaser five-year warrants to purchase 50,000,000 shares at an exercise price of $0.03, exercisable on a cashless basis, and 50,000,000 shares at an exercise price of $0.06, not exercisable on a cashless basis, in tranches pro rata with the sale of the Series B Preferred Stock. The exercise price of the warrants not exercisable on a cashless basis shall be reduced to $0.03 if the closing price of the Company’s common stock has a volume weighted average price of less than $0.06 for a thirty day period during the term of such warrants. The Company also agreed to issue to the Purchaser 45,000,000 shares of common stock (the “Additional Shares”), in tranches pro rata with the sale of the Series B Preferred Stock. As amended by Amendment No. 3, the Purchaser may terminate the Purchase Agreement upon 10 days’ written notice, in which event the Purchaser shall not be obligated to make any additional purchases under the Purchase Agreement.

In connection with the Purchase Agreement, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) filed with the State of Delaware on June 5, 2010.

In accordance with the accounting guidance for modifications, for Amendment No. 2, the Company recorded approximately $2,024,000 as a deemed preferred dividend relating to warrant modification with a corresponding credit to additional paid in capital. The Company recorded $1,980,000 as a deemed preferred dividend relating to issuance of common stock with a corresponding credit to additional paid in capital.

In accordance with the agreement, dividends payable in common stock amounting to 1,617,578 shares were issued for the year ended December 31, 2010.

On July 29, 2010 the Company entered into Amendment No. 4 to the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC whereby it amended the termination clause to remove the penalties and the termination payment fee.

On October 19, 2010 the Company entered into Amendment No. 5 to the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC (“Purchaser”) whereby the Purchaser agreed to purchase from the Company, and the Company agreed to sell to the Purchaser, up to 192,500 units, with each unit consisting of (i) one share of Series B Preferred Stock, (ii) 81.818181 shares of the Company’s common stock and (iii) five-year warrants to purchase 181.818181 shares of the Company’s common stock at an exercise price of $0.01 (which may be exercised on a cashless basis), for a purchase price of $9.0909 per unit. The units will be sold in installments of at least $100,000 each on before the 30th day following the prior payment, with the first installment due on or before the thirtieth day following the final payment of the aggregate purchase price under the Agreement. In the event that the Purchaser shall fail to timely pay any installment and does not notify the Company in writing at least five days prior to such installment due date (upon which notice the Purchaser shall be granted a 7-day extension), the Company may, from and after the expiration of any and all applicable cure periods, terminate the Agreement, and the Company shall have no right to pursue any other remedy against Purchaser.

•	The warrants issued or issuable under the Agreement shall be exercisable on a cashless basis.

•	On October 20, 2010, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, pursuant to which:

▪	Pursuant to the commitment of the additional financing of $1,750,000, the number of shares of authorized Series B Preferred Stock was increased from 550,055 to 1,000,000;

▪	Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount” payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

▪
The holders of Series B Preferred Stock shall be entitled to cumulative dividends at a rate of 10% per annum, compounded annually and payable in cash upon conversion of the Series B Preferred Stock into shares of common stock or upon such other date as determined by the Board of Directors of the Company.

In accordance with the accounting guidance for modifications, for Amendment No. 5, the Company recorded approximately $760,000 as a deemed preferred dividend relating to warrant modification with a corresponding credit to additional paid in capital.

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $91,000 at December 31, 2010 which is included in the accompanying consolidated balance sheet.

(b)   Common Stock:

Common Stock:

Payment of Interest
For the years ended December 31, 2010 and 2009, the Company issued 215,908 shares (valued at approximately $24,000) and 675,795 shares (valued at approximately $80,000) respectively of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Bridge Notes Issued
During the years ended December 31, 2010 and 2009, the Company issued 2,443,183 and 2,830,000 shares (valued at approximately $1,108,000 and $267,000) respectively, of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to approximately $645,000 and $1,600,000 for the same fiscal years.

Services Rendered
The Company issued 738,717 shares (valued at approximately $71,000) and 120,000 shares (valued at approximately $21,000) for the years ended December 31, 2010 and 2009 respectively of the Company’s restricted common stock as payment for services and compensation.
The Company issued 1,170,638 shares (valued at approximately $108,000) for the year ended December 31, 2010 of the Company’s restricted common stock as payment for services to the Board of Directors.

Legal Settlements
In October of 2010, the Company reached a settlement with a plaintiff (as more fully described in the legal footnote below) resulting in an additional 527,175 shares for interest accrued from October 23, 2008 until settlement date.
Also in October of 2010, the Company issued 775,000 shares (valued at approximately $70,000) in connection with a separation agreement from a former employee. In February of 2010, the Company issued a $5,000 cash payment and 800,000 shares of the Company’s common stock valued at $72,000 to a former consulting company under the terms of a settlement agreement.

In August of 2009, the Company issued 500,000 shares of restricted common stock as part of an amendment to a settlement agreement with the Company’s former President.  In consideration for accelerating the remaining payments of $95,000, the Company and Mr. Carrizzo settled for a lump sum cash payment of $50,000 and 500,000 restricted shares of common stock, valued at $45,000.

Extinguishment of Accounts Payable
During the year ended December 31, 2010 the Company issued 100,000 shares (valued at $14,000) of its common stock in lieu of an account payable of $17,500.  The resulting gain of $3,500 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises
During the year ended December 31, 2010 the Company issued 2,012,615 shares of common stock as a result of cashless exercises of 1,511,000 options and 1,941,667 warrants. The Company issued 24,000 shares of common stock for the year ended December 31, 2009, in connection with warrants exercised.

Debt Conversion of Interest
During the year ended December 31, 2010, the Company issued 1,906,152 shares of its common stock as a result of converting approximately $229,000 of accrued interest on the bridge note holders and recorded debt conversion expense of approximately $53,000 which is included in the debt conversion expense line item in the accompanying statement of operations.

Debt Conversion
In connection with the inducement letter issued to noteholders in May of 2010, during the year ended December 31, 2010, the Company issued 855,703 and 1,398,319 shares of its common stock for approximately $120,000 and $196,000 of the 10% and Bridge notes, respectively and recorded debt conversion expense of approximately $109,000 which is included in the debt conversion expense line item in the accompanying statement of operations.

During the year ended December 31, 2009 the Company issued 766,237 and 2,500,000 shares of the Company’s common stock in connection with the conversion of approximately $93,000 and $350,000 of the Company’s 10% convertible notes payable and bridge note holders, respectively.

Debt Exchange
Due to the exchange of debt instruments in the fiscal year ending December 31, 2010, the Company issued 1,107,935 shares of its restricted common stock to the 10% and Bridge note holders.

Bridge NoteHolder Settlement
In December of 2010, one of the Company’s board members paid approximately $445,000 directly to bridge noteholders (the Company has a bridge note payable recorded as of December 31, 2010 to the board member for the same amount).  In connection with this settlement, the Company issued 2,750,000 shares of common stock for the remaining principal and interest totaling approximately $297,000.  As a result of the lower conversion rate, the Company recorded approximately $111,000 of debt conversion expense which is included in the accompanying consolidated statement of operations.

Issuance of Common Stock as a Result of Sale of Securities
During the year ended December 31, 2010 the Company issued 2,750,899 shares of common stock as a dividend payable on Preferred Stock B for the quarter ended December 31, 2009, and for the period January 1, 2010 through October 19, 2010 (through the date of Amendment No. 5).   In connection with Amendment No. 2 to the Series B Convertible Preferred Stock effective March 4, 2010 the Company issued the pro rata portion of common stock amounting to 41,850,000 shares.

Conversion of Preferred A
In November of 2010, a shareholder converted 631,375 share of Preferred A into 6,313,750 shares of common stock.

(c ) Warrants :

2010

Effective June 9, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  On October 20, 2010 (the date the SEC deemed Amendment No. 5 to the S-1 effective), these warrants were extended to June 30, 2011, however are not currently trading on the over the counter bulletin board, as no quote has been made since they expired on June 30, 2010. The Company is working to have these securities quoted, however no assurances can be made that they will be publically traded.

For the year ended December 31, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002.200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective June 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.  As a result of this modification, the Company recorded approximately $2,024,000 of a deemed dividend which is included in the accompanying consolidated statement of operations.

Pursuant to Amendment No. 2 to the Series B Convertible Preferred Stock agreement, when proceeds were received in the period ended September 30, 2010, the Company issued 14,200,000 of cashless warrants with an exercise price of $0.03 and term of five years, and 14,200,000 non cashless warrants with an exercise price of $0.06 and a five year term.

Pursuant to Amendment No. 5 to the Series B Convertible Preferred Stock agreement effective October 19, 2010 (Note 8), all warrants were changed to $0.01 cashless.  In the fourth quarter ended December 31, 2010, the Company cancelled 42,500,000 of cashless warrants with an exercise price of $0.03 and 42,500,000 of non cashless warrants with an exercise price of $0.06 and issued 85,000,000 cashless warrants with an exercise price of $0.01. In this connection, the Company recorded approximately $775,000 as a deemed dividend related to warrant modification with a corresponding credit to additional paid-in capital. The Company issued an additional 8,000,000 of cashless warrants with an exercise price of $0.01 in the fourth quarter ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 1,107,935 warrants at an exercise price of $0.35 and a one year term in connection with the debt exchange (Note 7 and 8).  During the year ended December 31, 2010, 1,941,667 warrants were exercised on a net cashless basis.

2009

During the year ended December 31, 2009, the Company issued warrants to purchase 1,325,000 shares of the Company’s common stock in connection with promissory notes issued and sales of its restricted common stock.  All warrants have a three to five year term and are exercisable at a range of $0.14 to $0.35 per share. The Company utilizes the Black-Scholes option-pricing model to calculated the fair value of the warrants issued. A fair value of approximately $94,000 was determined for the year ended December 31, 2009 and expensed over the terms of the warrant.

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

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2008	11,878,084	$0.22
Issued	31,290,097	0.14
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2009	43,168,181	$0.16
Issued	94,107,836	0.01
Exercised	(1,941,667)	0.03
Expired	(311,500)	0.46
Cancelled	(22,002,200)	0.15
Outstanding at December 31, 2010	113,020,650	$0.04

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Attorney General Inquiry

On or about September 24, 2009, the Company received a subpoena duces tecum from the Attorney General’s Office of the State of New York that seeks documents and information related to the PULSE. As disclosed in the Company’s 8-K filed on September 17, 2010, the Company entered into an Assurance of Discontinuance Pursuant to Executive Law §63(15) (the “Assurance”) with the Office of the Attorney General of the State of New York (the “OAG”). The Company neither admits nor denies the findings of the OAG, made in connection with the OAG’s inquiry relating to the Company’s discontinued “PULSE” project. Pursuant to the Assurance of Discontinuance, (i) the Company is permanently enjoined from using or selling the PULSE product. (The Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the OAG’s inquiry; (ii) the Company will pay $100,000 to the OAG in disgorgement, penalties, and costs; and (iii) the OAG will discontinue its investigation of the “PULSE” project.   The Company paid $100,000 in the fiscal year ended December 31, 2010.

Federal Trade Commission Civil Investigative Demand

On or about December 16, 2009, the Company received a Civil Investigative Inquiry from the Federal Trade Commission (“FTC”) related to PULSE.  In October of 2010, the Company entered into a Final Order for Permanent Injunction and Other Equitable Relief in settlement of the FTC’s allegations. Pursuant to the Order, the Company is permanently enjoined from using or selling the PULSE product (which the Company had voluntarily ceased marketing the PULSE product shortly after the commencement of the FTC’s inquiry) and to destroy an information collected from PULSE. There was no monetary settlement.

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company is currently in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

(b)   Leases

The Company signed an operating lease beginning July 31, 2006 for its corporate office space located in Syosset, New York.  The lease has a term of five years and two months and expires on September 30, 2011.  In the fiscal year ended December 31, 2009 the Company settled on a previous office lease in Massachusetts. As a result a security deposit of $4,000 and approximately $13,000 of rent expense was reversed and recorded as a gain on extinguishment of a liability. The future minimum rental payments required under the lease agreement for the fiscal year ended December 31, 2011 is approximately $44,000.

Rent expense was approximately $60,000 and $50,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 14 - SUBSEQUENT EVENTS

Between January and March 9, 2011, the Company, through a private sale, issued 2,499,999 shares of its restricted common stock for total proceeds of approximately $212,000.

In March of 2011, the Company received $100,000 and issued a promissory note.

In March of 2011, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock.

In March of 2011, bridge noteholders converted approximately $1,116,000 of principal and $104,000 in accrued interest into 9,079,353 shares of the Company’s common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our disclosure controls and procedures were effective as of December 31, 2010.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

			Year
Name	Age	Position	Began Service
Erica Zalbert	36	Chief Financial Officer, Interim Co-Chief Executive Officer	2008

Peter Charles	41	Director, Interim Co- Chief Executive Officer, Chief Operating Officer	2009

Frank Chester	62	Director	2009

David Lewis	41	Director	2009

Tyler Olbres	34	Director	2010

Erica Zalbert, Chief Financial Officer and Interim Co-Chief Executive Officer
Since 2008, Ms. Zalbert has been responsible for the Company’s finances and regulatory reporting to the Securities and Exchange Commission. In addition, Ms. Zalbert maintains a close working relationship with the Board of Directors playing a crucial supportive role in regards to financial and operational initiatives. Before Ms. Zalbert joined the Company, from 2006 to 2008 she served as Controller to Cambridge Who's Who, a privately held company where she established and lead the accounting department, and oversaw internal accounting and mergers consolidation and financial reporting. Prior, from 2003 to 2006 Ms. Zalbert held the position of Vice President of Financial Reporting for Newtek Business Services (NASDAQ: NEWT) where she was trusted to re-engineer the accounting department responsible for consolidating financials of the company’s 60+ subsidiaries and SEC and audit compliance. Ms. Zalbert started her career in finance and accounting at PricewaterhouseCoopers as an Associate in 1998, leaving in 2003.

Peter Charles – Chief Operating Officer and Interim Co-Chief Executive Officer, Member of the Board
Mr. Charles joined the Company in October 2009 as Vice President, Director of Corporate Affairs and has been a Director of the Company since November 2009. Currently, Mr. Charles holds the position of Chief Operating Officer. As part of his day-to-day operational and managerial duties, Mr. Charles oversees corporate and technology development, strategic planning and corporate communications. Prior to joining Protext Mobility, from 2006 to 2009, Mr. Charles was with Thorium Power, now Lightbridge Corporation (NASDAQ: LTBR), a developer of novel nuclear fuels, where his primary responsibilities were to carry out various treasury duties and played an instrumental role in the company attaining a NASDAQ listing. While at Lightbridge, Mr. Charles was an industry expert for the Nuclear Energy Institute, promoting the use and development of nuclear energy. Prior to joining Thorium Power in 2006, from 2001 to 2006 Mr. Charles was with Oppenheimer & Co., a full service investment firm. At Oppenheimer, Mr. Charles was registered as a General Securities Professional and was licensed for Sales Supervision and Management. Mr. Charles has over 18 years of experience in financial markets, working with various levels of investors including middle-market institutional investors. As a focus, Mr. Charles specialized in Control and Restricted Stock where he is well versed in SEC and NASD rules and the associated filing procedures. Mr. Charles is also well versed in global macroeconomics and regularly studies financial and economic history. Mr. Charles's financial and economic knowledge and experience led to the conclusion he should serve on the Company's board of directors given the Company's business and structure.

Members of the Board

David M. Lewis -- Senior Strategic Advisor, Member of the Board
Mr. Lewis has served on the Board since September 2009 and currently serves as a senior strategic advisor. He is a founding partner of Rock Island Capital, a partnership established to invest in and acquire a controlling interest in a single public company, Protext Mobility. The Rock Island team and investment group is comprised of seasoned business professionals with decades of operational experience. The group seeks to invest in companies with compelling value and exceptional growth potential. At Rock Island, Mr. Lewis is responsible for developing corporate client relationships leading to investment opportunities as well as managing various aspects of public and private market transactions. Mr. Lewis began his investment career in 1994 and has had affiliations with leading investment banking firms including Alex Brown & Sons, Prudential Securities, and Oppenheimer & Co. Prior to forming Rock Island, Mr. Lewis specialized in public market transactions including initial & secondary public offerings, P.I.P.E. transactions, and institutional trading. In addition to private banking services, Mr. Lewis’s background also includes in depth asset management and asset allocation. Over the past several years, Mr. Lewis has advised numerous companies in various industries including software, mobile, energy, nuclear power, and consumer products. Mr. Lewis’s past experiences and knowledge led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure.

Tyler M. Olbres
Mr. Olbres is a Founder and Chairman of Interex Inc., a privately-held marketing communications company founded in September 1993.  The company’s primary operating focus is in tradeshow and event marketing.  Interex, under Mr. Olbres' leadership, has built award-winning marketing programs for leading global consumer brands including Lacoste, The Rockport Company, Liz Claiborne, Deckers Outdoor Corp., Saucony and Houghton-Mifflin Harcourt. Mr. Olbres is also the General Partner of Lantern Rock Limited Partnership, a private equity investment company that invests in consumer, energy, internet and technology companies.  Of note, Mr. Olbres is an original investor in Energy Brands Inc., dba Glacéau, the maker of vitaminwater and smartwater, which was acquired in 2007 by The Coca-Cola Company for $4.1 billion.  Mr. Olbres also presides over Three Palms of Nevada, LLC, a private investment company, and Three Dunes LLC, a private real estate development company. Mr. Olbres boasts a depth of professional experience and knowledge including visionary executive leadership, organizational restructuring, and public and media relations.  Mr. Olbres's marketing knowledge and experience led to the conclusion he should serve on the Company's board of directors, given the Company's business and structure.

Frank Chester
Prior to joining the board in 2009, Mr. Chester was self-employed. With more than 40 years in the finance industry and on the New York Stock Exchange, Mr. Chester is a much requested guest-expert on financial news television and broadcast programs such as CNBC, Fox Business, and Bloomberg radio. Mr. Chester is a former member of the New York Stock Exchange with 24 years of experience. During his time as a New York Stock Exchange member, he owned a seat for fifteen years until the exchange became a public entity. Mr. Chester serves as advisor to brokerage firms on becoming active members on the floor.  Mr. Chester's financial knowledge and experience led to the conclusion he should serve on the Company's board of directors, given the Company's business and structure.

Each director holds office until the next annual stockholders meeting or until a successor is duly elected or appointed.  Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

No directors of the Company are directors of other companies with securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such act or any company registered under the Investment Company Act of 1940.

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

The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities with respect to:

•	the integrity of the financial reports and other financial information provided by us to the public or any governmental body;
•	our compliance with legal and regulatory requirements;
•	our systems of internal controls regarding finance, accounting and legal compliance;
•	the qualifications and independence of our independent auditors;
•	the performance of our internal audit function and independent auditors;
•	our auditing, accounting, and financial reporting processes generally; and
•	the performance of such other functions as the Board of Directors may assign from time to time.

The Audit Committee has the authority to:

•	make recommendations to the Board of Directors regarding the appointment or replacement of independent public accountants;

•	confer with our independent public accountants regarding the scope, method and results of the audit of our books and accounts;

•	review our financial reporting process and the management recommendations made by our independent public accountants;

•	recommend and implement any desired changes to our audit procedures; and

•	perform such other duties as the Board of Directors may from time to time direct.

Audit Committee Financial Expert

Because of the small size and early stage of the Company, the Company does not have a financial expert, as defined in paragraph (d) (2)(5)(ii) of Item 407 of Regulation S-K.

Code of Ethics

Our board of directors adopted a Code of Ethics that covers all executive officers of our company and its subsidiaries as posted on our website www.protextmobility.com. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

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

We will provide a copy, without charge, to any person desiring a copy of the Code of Ethics, by written request to 6800 Jericho Tpke, Suite 208E, Syosset, NY 11791, Attention: Erica Zalbert.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles due to the small size and early stage of the Company.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

None of the current officers or directors of the Company have been the subject of litigation over the past ten years nor was any the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

•
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

•
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of ProText Mobility’s officers and directors, and persons who own more than ten percent of a registered class of ProText Mobility’s equity securities, to file reports of ownership and changes in ownership of equity securities of ProText Mobility with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish ProText Mobility with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to ProText Mobility during 2010, the Company believes that Randy Zelin, Peter Charles, David Lewis, Erica Zalbert and Frank Chester each filed a Form 4 late, and Tyler Olbres filed a Form 3 late.

Changes in Nominating Procedures
None.

Item 11. Executive Compensation

Each of our named executive officers has entered into a three year employment agreement with ProText Mobility.   Pursuant to the respective employment agreement, each executive officer receives an annual base salary, a non-ISO option grant, paid health insurance and between three to four weeks of vacation annually.  The employment agreements require the named executive officers to maintain the confidentiality of ProText Mobility information and subject them to non-competition and non-solicitation restrictions during their employment.

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)		Bonuses	Option Grants (2)		All Other Compensation	Total
Position	Year	($)		($)	($)		($)	($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)

Peter Charles, Chief Operating	2010	$135,000		-	$600,000		-	$735,000
Officer, Interim Co-Chief
Executive Officer	2009	$29,596	(6)	-	$65,000		-	$94,596

Erica Zalbert, Chief Financial	2010	$132,885	(5)	-	$100,000		-	$232,885
Officer, Interim Co-Chief
Executive Officer	2009	$146,538		-	$105,000		-	$251,538

Jeffrey Greene, Former Chief (4)	2010	$237,692		-	$-		$-	$237,692
Executive Officer (4)	2009	$229,846		-	$450,000		$26,000	$705,846

William J. Bozsnyak, Former (3)	2010	$-		-	$-		$-	$-
Chairman and Chief Executive (3)	2009	$150,000		-	$3,549,395	(3)	$100,000	$250,000

(1)            Salary represents base salary earned in 2010 and 2009.

(2)            Represents the amount recognized by ProText Mobility for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

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

(4)            Mr. Greene entered into an employment agreement with the Company effective February 10, 2009.  Other compensation represents amounts owed prior to the effective date of his employment. Salary for 2010 includes compensation through his departure as Chief Executive Officer in September of 2010.

(5)            Ms. Zalbert compensation reflects her pro-rata salary for less than full time employment for the years ending December 31, 2010 and 2009.

 (6)           Mr. Charles entered into an employment agreement in October of 2009. His compensation amount reflects compensation for the period from inception of his employment agreement through December 31, 2009.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2010.

	OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)			(b)	(c)	(d)

Peter Charles, Chief	1,000,000	500,000	500,000	$0.17	10/1/14
Operating Officer, Interim Co	2,500,000	2,500,000	-	$0.10	5/27/15
Chief Executive Officer	1,750,000	1,750,000	-	$0.01	12/29/15

Erica Zalbert (1), Chief
Financial Officer, Interim Co	1,389,000	1,389,000	-	$0.08	06/01/14
Chief Executive Officer	1,000,000	1,000,000	-	$0.01	12/31/15

(1)	Options exercised according to Ms. Zalbert’s 10b5-1 plan as filed with the Securities and Exchange Commission on June 21, 2010.

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

Director Compensation

Directors who are employees of the Company do not receive any fees for their service on the Board. We use equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. Our non-employee directors receive quarterly equity compensation in the form of restricted stock and stock options to purchase shares of the Company's common stock.

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)

David Lewis (2)	2010	$-	$86,872	(4)	$86,872
	2009	$-	$6,073	(5)	$6,073
Frank Chester (2)	2010	$-	$46,872	(4)	$46,872
	2009	$-	$6,073	(5)	$6,073
Tyler Olbres (3)	2010	$-	$8,261	(4)	$8,261

(1)	No options were exercised in 2010 by any directors.
(2)	Mr. Chester, and Mr. Lewis joined the Board in 2009.
(3)	Mr. Olbres joined the Board in 2010.
(4)
Represents amounts recognized by ProText Mobility for financial statement reporting purposes of  a)Mr. Lewis’ options to purchase common stock totaling 4,074,867(of which 4,000,000 was granted pursuant to a consulting agreement) and 429,310 restricted shares of common stock; b) Mr. Chester’s options to purchase common stock totaling 74,867 and 429,310 restricted shares of common stock and c) Mr. Olbres’ 97,362 shares of restricted common stock.

(5)	Represents amounts recognized by ProText Mobility for financial statement reporting purposes of 71,948 options to purchase common stock.

Risk Management
The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 30, 2011, with respect to the beneficial ownership of our Common Stock by each: (i) holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group.  The Company's issued and outstanding voting securities at the close of business on March 30, 2011, consisted of 159,614,603 shares of Common Stock.  Unless otherwise indicated, the address of each of the named persons is care of ProText Mobility, Inc., 6800 Jericho Turnpike, Suite 208E, Syosset, New York 11791.

	Shares
	Benefically	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	185,658,632	53.77%
David Lewis (1)	58,195,390	26.72%
Tyler Olbres	54,302,372	25.38%
Frank Chester	8,232,655	4.90%
Peter Charles	5,250,000	3.18%
Erica Zalbert	2,166,181	1.34%
All directors and executive officers as a group (5 persons)	128,146,598	44.53%

(1)
Rock Island Capital, LLC, with an address of 1234 South Dixie Hwy, #342, Coral Gables, FL 33146, has four members, two who serve on our board of directors, David Lewis and Tyler Olbres. The amounts beneficially owned by Rock Island include Mr. Lewis’s and Mr. Olbres's ownership.  Included in the total beneficial ownership is (i) 51,155,100 Series B Preferred Stock owned by Rock Island Capital, LLC; (ii) 41,850,000 shares of Common Stock which is majority owned  by Mr. Richard Grossfeld (12,622,500 shares) and Mr. Jamie Safier (13,810,500 shares) and Mr. David Lewis (13,810,500 shares); (iii) 93,000,000 warrants to purchase the Company’s common stock which is majority owned by Mr. Jamie Safier (29,023,333 warrants) Mr. David Lewis (32,523,334 warrants) and Mr. Tyler Olbres (21,312,000).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2010 and 2009, the Company was indebted to its former CEO, William Bozsnyak, in the amounts of approximately $29,000 and $44,000, respectively, for working capital advances made to the Company.  In accordance with Mr. Bozsnyak’s separation agreement dated February 2009, in the fiscal year ended December 31, 2009, the Company repaid approximately $15,000 of the loan previously made for working capital advances. For the years ended December 31, 2010 and 2009, interest expense was charged in the amounts of $0 and approximately $1,000, respectively.  The interest rate used in this calculation is 5.5% at December 31, 2009 and was the same interest rate paid to the Company’s short term lender under the revolving line of credit. At December 31, 2010 and 2009, approximately $164,000 in accrued interest was due to Mr. Bozsnyak, respectively.

At December 31, 2010 and 2009, approximately $3,000 and $100,000, respectively, was owed for unpaid salaries and accrued vacation to Mr. Bozsnyak. During the year ended December 31, 2009, the Company repaid approximately $97,000 of unpaid salaries to Mr. Bozsnyak, which was repaid in accordance with his February 2009 separation agreement.

As of December 31, 2010 the Company was indebted to a board member for approximately $445,000.

Subsequent to December 31, 2010, the Company settled all oustanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 common shares.

Director Independence

The Board of Directors have determined that Messrs. David Lewis, Frank Chester and Tyler Olbres are each independent directors as of December 31, 2010.

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2010 -	$55,000
Year ended December 31, 2009 -	$55,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2010 -	$28,500
Year ended December 31, 2009 -	$28,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2010 -	$10,000
Year ended December 31, 2009 -	$10,000

All Other Fees:
Year ended December 31, 2010 -	NONE
Year ended December 31, 2009 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits

Exhibit No.	Description of Exhibit
3(i)(a)	Certificate of Incorporation of the Company*
3(i)(b)	Certificate of Amendment effective April 26, 2005 (Incorporated herein by reference to Form 8-K filed May 2, 2005)
3(i)(b)	Certificate of Amendment to Certificate of Incorporation, filed July 7, 2010
3(ii)	By-laws of the Company*
3(iii)
Form of Certificate Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 7% Convertible Preferred Stock, $0.0001 par value.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

3(iv)	Amended By-Laws of the Company (Incorporated herein by reference to Form 8-K filed March 4, 2009)
3(v)	Certificate of Designation of Series B Preferred Stock *****
3(vi)	Amended and Restated Certificate of Designations of Series B Preferred Stock******
3(vii)	(Amended and Restated Certificate of Designation of Series B Preferred Stock (Second)*******
4.1	Specimen Common Stock Certificate of the Company*
4.2	Specimen Class A Warrant Certificate of the Company*
4.3	Specimen Class B Warrant Certificate of the Company*
10.3	Warrant Agreement, dated January 22, 2003, between the Company and American Stock Transfer and Trust Company*
10.4	Placement Agent Registration Rights Agreement, dated January 22, 2003, between the Company and Robert M. Cohen & Co, Inc.*
10.5	Form of Placement Agent Warrant*
10.6	Company 2004 Stock Plan, dated January 1, 2004. **
10.7	Participation Agreement, dated February 3, 2004, between the Company and Environmental Commercial Technology Corp. **
10.8	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation USA. **
10.9	Letter Agreement, dated February 3, 2004, between the Company and BioNeutral Laboratories Corporation (Worldwide) Limited. **
10.10	Settlement Agreement, dated October 20, 2005, between EchoMetrix, Inc. and BioNeutral Laboratories Corporation USA. (filed herewith)
10.11	Registration Rights Agreement, dated November 7, 2003, by and between the Company and S.G. Martin Securities LLC.**
10.12	Software Purchase and Service Agreement, dated as of August 15, 2003, by and between the Company and Edocusign, Inc. **
10.13	Employment Agreement, dated April 26, 2005, between the Company and Joseph Carrizzo (Incorporated herein by reference to Form 8-K filed April 28, 2005)
10.14	Securities Purchase Agreement by and among the Shareholders of E-Top-Pics, Inc. and the Company dated as of April 26, 2005. (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.15	Employment Agreement, dated May 1, 2005, between the Company and William Bozsnyak (Incorporated herein by reference to Form 8-K filed May 3, 2005)
10.16	Employment Agreement, dated May 1, 2005, between the Company and Brian O’Connor (Incorporated herein by reference to Form 8-K filed June 14, 2005)
10.17	Accounts Receivable Purchase Agreement, dated September 15, 2005, between E-Top-Pics, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)

10.18	Secured Guaranty, dated September 15, 2005, between EchoMetrix, Inc. and Commercial Capital Lending, LLC (Incorporated herein by reference to Form 8-K filed September 21, 2005)
10.19	Supply Agreement, dated September 27, 2005, between E-Top-Pics, Inc. and Fuji Photo Film U.S.A., Inc. (Incorporated herein by reference to Form 8-K filed October 3, 2005)
10.20	Exchange Agreement dated as of November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent, Inc. (“AAA”) and the stockholders of AAA (incorporated herein by reference to 8-K filed November 10, 2005)
10.21	Consulting Agreement, dated November 2, 2005, among EchoMetrix, Inc., AmberAlertAgent Development Company, LLC, and certain principals of AmberAlertAgent Development Company, LLC. ***
10.22	Employment agreement, dated April 24, 2006 between the Company and John Caruso (Incorporated herein by reference to Form 8-K filed May 8, 2006)
10.23	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC (Incorporated herein by reference to Form 8-K filed June 12, 2006)
10.24	Settlement Agreement, dated July 14, 2006 between the Company and BioNeutral Laboratories Corporation USA (Incorporated herein by reference to Form 8-K filed July 20, 2006)
10.25	Amendment to Employment Agreement, dated January 29, 2007, between the Company and William Bozsnyak ****
10.26	Series A Preferred Stock Purchase Agreement dated February 7, 2007 by and between the Registrant and Edward Kaplan. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.27
Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(Incorporated herein by reference to Form 8-K filed February 13, 2007)

10.28	Series A Preferred Stock Purchase Agreement dated February 8, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 13, 2007)
10.29
Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed February 26, 2007)

10.30	Series A Preferred Stock Purchase Agreement dated February 20, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed February 26, 2007)
10.31	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.32	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Diane Supinsky. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.33	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the
Registrant and Lewis Opportunity Fund, LP.
(Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.34	Series A Preferred Stock Purchase Agreement dated May 16, 2007 by and between the Registrant and The LAM Opportunity Fund, LTD.
(incorporated herein by reference to Form 8-K filed June 6, 2007)
10.35	Series A Preferred Stock Purchase Agreement dated June 1, 2007 by and between the Registrant and Lewis Opportunity Fund, LP. (Incorporated herein by reference to Form 8-K filed June 6, 2007)
10.36	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009.
(Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.37	Employment agreement, dated February 10, 2009 between the Company and Jeffrey Greene. (Incorporated herein by reference to Form 10-K filed April 14, 2009)
10.39	Certificate of Designation filed with the State of Delaware (Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)
10.40
Series B Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC (Incorporated herein by reference to the Company’s 10-Q filed November 14, 2009)

10.41	Amendment No. 1to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.42	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.43	Amendment No. 3to Series B Convertible Preferred Stock Purchase Agreement
10.44	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed on August 23, 2010)
10.45	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.46	2009 Incentive Stock Plan (incorporated by reference to S-8 filed on October 19, 2010)
14	Code of Ethics of the Company.**
21	List of Subsidiaries***
23.1	Consent of Sherb & Co., LLP

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).
**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.
***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007
*****	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009
******	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010
*******	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Peter Charles
Peter Charles, Interim Co-Chief Executive Officer

Date: March 31, 2011

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer, Interim Co-Chief Executive Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	March 31, 2011

/s/ David Lewis
David Lewis	Director	March 31, 2011

/s/ Tyler Olbres
Tyler Olbres	Director	March 31, 2011