Form 10-K/A
period 2010-12-31
ProText Mobility, Inc.
filed 2011-04-11
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Report”).  The purpose of this Amendment No. 1 is to amend Item 15 in the Original Report to include exhibits that were unintentionally omitted previously (31.1, 31.2, 32.1 and 32.2) regarding 302 certification by officers . This Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

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

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2010 -	$55,000
Year ended December 31, 2009 -	$55,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2010 -	$28,500
Year ended December 31, 2009 -	$28,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2010 -	$10,000
Year ended December 31, 2009 -	$10,000

All Other Fees:
Year ended December 31, 2010 -	NONE
Year ended December 31, 2009 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits

Exhibit No.	Description of Exhibit
3(i)(a)	Certificate of Incorporation of the Company*
3(i)(b)	Certificate of Amendment effective April 26, 2005 (Incorporated herein by reference to Form 8-K filed May 2, 2005)
3(i)(b)	Certificate of Amendment to Certificate of Incorporation, filed July 7, 2010 (previously filed)
3(ii)	By-laws of the Company*
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

10.41	Amendment No. 1to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.42	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.43	Amendment No. 3to Series B Convertible Preferred Stock Purchase Agreement (previously filed)
10.44	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed on August 23, 2010)
10.45	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.46	2009 Incentive Stock Plan (incorporated by reference to S-8 filed on October 19, 2010)
14	Code of Ethics of the Company.**
21	List of Subsidiaries***
23.1	Consent of Sherb & Co., LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

*	Incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission (File No. 33-97687).
**	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004.
***	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
****	Incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2007
*****	Incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009
******	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010
*******	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Peter Charles
Peter Charles, Interim Co-Chief Executive Officer

Date: April 11, 2011

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer, Interim Co-Chief Executive Officer

Date: April 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	April 11, 2011

/s/ David Lewis
David Lewis	Director	April 11, 2011

/s/ Tyler Olbres
Tyler Olbres	Director	April 11, 2011