Form 10-Q
period 2011-03-31
ProText Mobility, Inc.
filed 2011-05-16
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 001-31590

ProText Mobility, Inc.
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

The outstanding number of the issuer's common stock, par value $.0001, as of May 16, 2011 is 163,354,258 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	3–4

CConsolidated Statements of Operations For the Three Months ended March 31, 2011 (Unaudited) and 2010 (Unaudited)	5

C Consolidated Statements of Cash Flows For the Three Months ended March 31, 2011 (Unaudited) and 2010 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 -17

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-21

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	21

ITEM 4T –Controls and Procedures	21

PART II:

Item 1 – Legal Proceedings	22
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3 – Defaults upon Senior Securities	22
Item 4 – Removed and Reserved	22
Item 5 - Other Information	22
Item 6 – Exhibits	23
Signature Page	24

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

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current assets:
Cash	$21,701	$60,209
Prepaid expenses	15,268	12,130
Total current assets	36,969	72,339

Property and equipment - net	7,014	14,647

Other assets:
Capitalized software costs, less accumulated amortization of $133,448 and $112,250, respectively	250,553	161,931
Website development costs, less accumulated amortization of $833 and $21,250, respectively	14,167	38,750
Security deposit	9,454	9,454
Total other assets	274,174	210,135

Total assets	$318,157	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current liabilities:
Current portion of long term debt and capital leases	$2,280	$6,002
Current portion of 10% convertible notes payable	114,034	114,034
Convertible short term bridge notes payable, net of
discount of $0 and $535,053 respectively	620,125	976,407
Non convertible short term bridge notes payable	-	124,790
Due to stockholder	-	195,686
Accounts payable	477,949	370,126
Accrued expenses	85,836	201,234
Total current liabilities	1,300,224	1,988,279

Other liabilities:
Dividends payable	207,090	90,840
Deferred rent	2,926	3,849
Total liabilities	1,510,240	2,082,968

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 164,805 and 269,862 repectively	17	27
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding -161,965,367 and 145,138,192 shares respectively	16,196	14,514
Additional paid-in capital	43,010,807	40,926,795
Accumulated deficit	(44,219,154)	(42,727,234)
Total stockholders' deficit	(1,192,083)	(1,785,847)

Total liabilities and stockholders' deficit	$318,157	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ending March 31,
	2011	2010

Revenues	$5,688	$7,623

Cost of Sales
Commissions	-	196
Amortization of Software Costs	21,198	32,535
Cost of Sales	21,198	32,731

Gross Loss	(15,510)	(25,108)

Operating expenses:
Selling	6,697	24,759
Web site costs	27,748	30,988
General and administrative	751,660	852,678
Depreciation and amortization	8,466	17,902
Total operating expenses	794,571	926,327

Loss from operations	(810,081)	(951,435)

Other (income) expenses:
Interest	30,059	62,590
Gain on extinguishment of liabilities	(35,240)	-
Other income	(4,000)	-
Write off of website costs	38,750	-
Debt conversion expense	966	-
Amortization of note discounts	535,054	114,465
Total other expenses	565,589	177,055

Net loss	(1,375,670)	(1,128,490)

Common stock dividends to be issued for Series B Preferred Stock	(116,250)	(35,000)
Deemed preferred stock dividend related to warrant modification	-	(2,023,804)
Deemed preferred stock dividend related to issuance of warrants and common stock	-	(2,378,743)

Net loss applicable to common stock holders	$(1,491,920)	$(5,566,037)

Per share data
Loss per share - basic and diluted	$(0.01)	$(0.07)

Weighted average number of shares outstanding- basic and diluted	149,582,854	80,668,987

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,375,670)	$(1,128,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(35,240)
Debt modification expense	966	-
Write off of website development costs	38,750	-
Warrants/options issued for consulting services	61,954	86,696
Warrants/options issued to employees	-	6,000
Common stock issued for services	105,417	48,600
Common stock issued for compensation	50,000	-
Stock issued for interest	3,421	6,838
Compensatory element of stock options	186,143	91,937
Depreciation	7,633	14,152
Amortization of software and website development costs	22,031	36,285
Amortization of discount related to debt	535,054	114,465
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	-	(230)
Prepaid expenses and other assets	(3,138)	(735)
Deferred rent	(923)	(923)
Accounts payable and accrued expenses	148,480	253,597
Due to stockholders	(4,314)	-
Total adjustments	1,116,235	656,682

Net cash used in operating activities	(259,437)	(471,808)

Cash flows from investing activities:
Capitalized software costs	(109,819)	(34,252)
Capitalized website development costs	(5,000)	-
Net cash used in investing activities	(114,819)	(34,252)

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	$-	$530,000
Proceeds from sale of common stock	212,500	-
Proceeds from exercise of stock options	26,970	-
Payments to stockholders	-	(30,195)
Proceeds from bridge notes payable	130,000	200,000
Payments of bridge notes payable	(30,000)	(210,000)
Payments of note payable - equipment	(2,441)	-
Payments of 10% investor notes payable	-	(840)
Payments of notes payable - bank	-	(1,298)
Payments under capital lease	(1,282)	(13,793)
Net cash provided by financing activities	335,747	473,874

Net decrease in cash	(38,508)	(32,186)

Cash at beginning of period	60,209	37,890

Cash at end of period	$21,701	$5,704

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued in connection with settlement agreement	$-	$72,000
Common stock issued in connection with extinguishment of payable	$197,400	$-
Common stock issued as a result of debt conversion	$1,116,126	$-
Common stock issued in lieu of accrued interest	$125,012	$-
Restricted stock issued in connection to bridge loans	$-	$25,317
Common stock dividends payable for Series B Preferred Stock	$116,250	$-
Common stock dividends issued for Series B Preferred Stock	$-	$35,000
Deemed preferred stock dividend related to warrant modification	$-	$2,023,804
Deemed preferred stock dividend related to issuance of warrants and common stock	$-	$2,378,743

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

The Company and Nature of Business

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

Presentation of Interim Statements

The accompanying consolidated unaudited financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. These consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 11, 2011. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Going Concern Uncertainty

The accompanying consolidated unaudited financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated unaudited financial statements, the Company incurred net losses of approximately $1,376,000 and $1,128,000 for the three months ended March 31, 2011 and 2010, respectively.  In addition, the Company had negative working capital of approximately $1,263,000 and an accumulated deficit of approximately $44,219,000 at March 31, 2011.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the text messaging market. Our lead offering, SafeText, is a premium service for mobile devices that provide parents a solution to help manage their children’s mobile communications activities.  SafeText is offered in two configurations; a device-based and a network-based solution as more fully described in Managements Discussion and Analysis of Financial Condition and Results of Operations.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to have cash flows from operations. For the three months ended March 31, 2011, the Company raised through private placements of common stock and warrants and issuance of debt of approximately $343,000.  In addition an approximate total of $1,241,000 of the bridge notes payable and accrued interest have been converted into common stock for the three months ended March 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2011 and 2010 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2011	2010
2004 Stock Plan Options	230,000	470,000
Non ISO Stock Options	31,604,900	26,004,035
Convertible Preferred Stock	52,803,150	36,845,170
Convertible Notes Payable	4,552,439	18,221,533
Warrants	113,050,713	71,454,481

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the three months ended March 31, 2011 and 2010.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2011 and 2010, respectively, the Company capitalized approximately $115,000 and $34,000, respectively of software and website development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $22,000 and $36,000, respectively.

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

(e) Recent Accounting Pronouncements:

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated unaudited financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated unaudited financial statements.

The Company evaluates the new accounting provisions for guidance applicable to ProText Mobility, Inc.  During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

(f) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the three months ended March 31, 2011, the Company launched its new website and accordingly wrote off the remaining value of the website costs that were capitalized with the prior website totaling approximately $39,000 which is included in the accompanying consolidated unaudited statement of operations. There was no impairment for the three months ended March 31, 2010.

NOTE 3 – STOCK COMPENSATION

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to  directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation.   During the three months ended March 31, 2011, 1,277,499 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the three months ended March 31, 2011 and 2010 include share-based compensation expense for employees and board of directors totaled approximately $334,000 and $92,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the three months ended March 31, 2011 the Company granted 600,000 fully vested options to employees with an exercise price ranging from $0.01 to  $0.10 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2011 and 2010 the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended
	March 31,
	2011	2010
Expected term (in years)	5	5
Expected volatility	106.2%-106.38%	100.25%-100.42%
Expected dividend yield	0	0
Risk-free interest rate	3.42%-3.64%	3.61%-3.84%

Accounting for Non-employee Awards:
The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $87,000 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the three months ended March 31, 2011.

The following table represents our stock options granted, exercised, and forfeited during the three months ended March 31, 2011.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at January 1, 2010	32,473,422	$0.20	2.3029	$0
Granted	600,000	$0.07	4.8712	0
Exercised	(746,119)	$0.03
Forfeited/expired	(492,403)	$0.14
Outstanding at March 31, 2011	31,834,900	$0.11	3.1862	$0

Exercisable at March 31, 2011	31,834,900	$0.11	3.1862	$0
Weighted average fair value Of options granted during the year		$0.10

As of March 31, 2011, there was approximately $104,000 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately  less than 1 year.

NOTE 4 -   10% CONVERTIBLE NOTES PAYABLE

In May of 2010, the Company sent each noteholder a letter which (i) offered to lower their conversion from $0.40 to $0.14 per share or (ii) exchange their existing note for a new note with the same principal and interest terms to extend the maturity date by nine months.  In exchange for the new note, each noteholder would receive one restricted share of the Company’s common stock and one warrant (with a $0.35 exercise price and one year term) for each one dollar of principal outstanding.

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

As of March 31, 2011 the remaining 10% convertible notes outstanding were in default.  The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $600 and $1,200 for three months ended March 31, 2011 and 2010, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of March 31, 2011 and December 31, 2010, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at March 31, 2011 and December 31, 2010 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non payment by the maturity date

NOTE 5- BRIDGE NOTES PAYABLE

2011
In March of 2011, bridge noteholders converted approximately $991,000 of principal and $77,000 in accrued interest into 7,802,262 shares of the Company’s common stock. During the three months ended March 31, 2011 the company received $130,000 in short term convertible bridge notes payable. The notes bear interest at 10% interest and is payable upon maturity, 90 days from the date of the loans. During the three months ended March 31, 2011, the Company repaid $30,000 of notes payable.

During the three months ended March 31, 2011, the Company recorded amortization expense of approximately $535,000 relating to prior year bridge notes payable.

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

In addition, during the fiscal year ended December 31, 2010 the Company exchanged approximately $1,100,000 of principal bridge notes payable (which includes non convertible loans that exchanged their loans for convertible loans (of approximately $113,000 of principal)) and issued 1,066,366 of the Company’s restricted common stock and 1,066,366 of warrants (at an exercise price of $0.35) with a one year term.  The new notes were for nine months and interest is calculated at 10% per annum, payable quarterly in stock.  For the year ended December 31, 2010 interest expense totaled approximately $108,000 which is accrued on the accompanying consolidated balance sheet. The notes are convertible at any time at $0.14 and carry mandatory principal repayments when options or warrants are exercised and the company receives cash proceeds.

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

The Company recorded amortization expense totaling approximately $679,000 for the fiscal year ended December 31, 2010, respectively related to bridge note holders.

Non Convertible Bridge Notes Payable:

2011
In March of 2011, the principal balance of the note of approximately $125,000 and accrued interest of approximately $48,000 was converted into 1,424,028 shares of common stock of the Company.

2010
On October 4, 2007, the Company issued a short term promissory note in the principal amount of $150,000. This note was payable on September 30, 2008 and bears an interest rate equal to the prime rate plus three percent, 6.25% per annum and is payable at the end of the term.  During the year ended December 31, 2009, the Company repaid approximately $25,000 of this note. As of December 31, 2010 the total of approximately $125,000 of principal and accrued interest of approximately $45,000 was outstanding.

NOTE 6 - DUE TO STOCKHOLDERS

In March of 2011, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock and recorded a gain on extinguishment of approximately $47,000, which is included in the accompanying consolidated statement of operations for the three months ended March 31, 2011.

NOTE 7 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest
For the three months ended March 31, 2011, the Company issued 26,518 shares (valued at $3,421) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered
The Company issued 837,499 shares (valued at $105,417) for the three months ended March 31, 2011 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 358,454 shares (valued at $50,000) for the three months ended March 31, 2011 of the Company’s restricted common stock as payment for services to the Board of Directors.

Extinguishment of Accounts Payable
During the three months ended March 31, 2011 the Company issued 1,640,000 shares (valued at $197,400) of its common stock in lieu accounts payable and the due to shareholder totaling approximately $233,000.  The resulting net gain of approximately $35,000 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises
During the three months ended March 31, 2011 the Company issued 714,869 shares of common stock as a result of option exercises (500,000 were cashless and the Company received proceeds totaling $26,970 for the non cashless exercise of 246,119 options).

During the three months ended March 31, 2011, the Company issued 473,088 shares of common stock as a result of 513,025 warrants exercised on a cashless basis.

Debt Conversion of Interest
In the three months ended March 31, 2011, the Company issued 1,253,961 shares of its common stock as a result of converting $125,012 of accrued interest on the bridge note holders.

Debt Conversion
In the three months ended March 31, 2011, the Company issued 7,972,329 shares of its common stock as a result of converting $1,116,126 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities
In the three months ended March 31, 2011, the Company issued 2,499,888 shares of common stock for proceeds from the sale of the Company’s restricted common stock of $212,500.

Conversion of Preferred A
In the three months ended March 31, 2011, a shareholder converted 105,057 share of Preferred A into 1,050,570 shares of common stock.

Warrants :

During the three months ended March 31, 2011, the Company granted 413,025 warrants with a 5 year term and a $0.01 cashless exercise price to a consultant and recorded approximately $62,000 of compensation expense which is included in the accompanying consolidated statement of operations in the general and administrative line item. All of these warrants were exercised within the first fiscal quarter of 2011.

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

•	The warrants issued or issuable under the Agreement shall be exercisable on a cashless basis.

•	On October 20, 2010, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, pursuant to which:

¡	Pursuant to the commitment of the additional financing of $1,750,000, the number of shares of authorized Series B Preferred Stock was increased from 550,055 to 1,000,000;

¡	Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount” payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

¡
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

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $207,000 and $91,000 at March 31, 2011 and December 31, 2010, respectively which is included in the accompanying consolidated balance sheet.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 - SUBSEQUENT EVENTS

Between April 1, 2011 and May 16, 2011, the Company, through a private sale, issued 1,388,890 shares of its restricted common stock for total proceeds of approximately $125,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include ProText Mobility, Inc. and its consolidated subsidiaries.

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

General

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computer (“PC”) to products designed for the mobile industry.  Our first technology, FamilySafe Parental Controls continues to generate revenue for the Company.  Going forward, the Company’s mission is to leverage our core intellectual property; namely, the ability to analyze and contextualize digital data streams and apply the results towards high-growth markets, such as mobile communications and messaging. Our lead offering, SafeText is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText Parental Management is an easy to use and effective mobile solution providing instant notification when potentially "dangerous" situations are happening through a text messaging interaction. The offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities against cyber-bullying and other threats that exist in the digital world. SafeText has a proprietary database including an extensive library of words, phrases and slang that allow for a complete auto-analysis of text conversations.  The parents can see full text message history and message content within the guidelines of all Privacy laws. SafeText is offered in two configurations; a device-based and a network-based solution. Core features of SafeText are proprietary and patent-pending technology that we consider to be competitively advantageous.

Device-based
The SafeText device-based parental management solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the ANDRIOD operating system; other mobile offerings are currently in development.

Network-based
The SafeText network-based parental management solution is the first carrier-grade, safe-texting solution for the mobile marketplace. Protext Mobility has formed an alliance with Acision, a world leader in mobile data, to deploy the breakthrough SafeText parental management solution. The SafeText parental management solution is integrated with Acision’s Message Plus platform. Message Plus provides a rich set of enhancements across multiple mobile messaging technologies (e.g. Short Message Service (“SMS”), MultiMedia Messaging Service (“MMS”), email and Session Integration Protocol (“SIP”))  allowing mobile operators to offer services to their subscribers that have the same look and feel regardless of the communication channel of choice.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses.  The plan includes, among other things, continuing to market our SafeText product and leveraging the Company’s core competencies. Our marketing strategy for the SafeText device-base solution is primarily direct to consumer. We are also leveraging mobile carrier platforms for solution sponsorship.   Our product is offered on the ANDROID, AppWorld (for the Blackberry) and GetJar marketplace’s and through our association with the AmberWatch Foundation at www.amberwatchsafetext.com.  The Company is in discussions with numerous mobile carriers for additional distribution opportunities.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2011 and March 31, 2010

Revenue for the three months ended March 31, 2011 and 2010 was approximately $5,700 and $7,600, respectively, a slight decrease of approximately $1,900. Gross loss decreased to approximately $15,500 from $25,100 due to the decreased amortization of software costs in the current period ended March 31, 2011 compared to the same period in the prior year.

Selling costs decreased to approximately $7,000 from approximately $25,000 for the three months ended March 31, 2011 and 2010, respectively as a result of a decrease in travel expenses.

Website costs decreased slightly by approximately $3,000 for the three months ended March 31, 2011compared to the same prior period.

General and administrative expenses decreased to approximately $752,000 from approximately $853,000 for the three months ended March 31, 2011and 2010, respectively.  The decrease of approximately $101,000 consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) increased approximately $124,000 for the current period ended March 31, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes totaling approximately $60,000 offset by an increase in stock compensation expense of approximately $184,000.

•
Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately$237,000 for the three months ended March 31, 2011 compared to the same period in 2010.  This is primarily a result of a significant decrease in consulting expense of approximately $165,000 and a decrease of approximately $76,000 in legal and other professional services.

Interest expense for the three months ended March 31, 2011 and 2010 was approximately $30,000 and $63,000 respectively, a decrease of approximately $33,000. The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of March 31, 2011 compared to the prior period.

Gain on extinguishments of liabilities totaled approximately $35,000 for the three months ended March 31, 2011 and was due to settlements of outstanding  liabilities and a due to shareholder balance. The Company issued 1,640,000 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the three months ended March 31, 2011 and 2010 was approximately $535,000 and $115,000, respectively. Although the principal amount of notes payable is lower in the current period, the Company recorded the amortization from notes when the debtors extended the notes in the second quarter of the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2011, the Company had cash and cash equivalents of approximately $22,000 and a working capital deficiency of approximately $1,263,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was approximately $259,000 and $472,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $1,376,000 offset by adjustments totaling approximately $1,116,000, which primarily relates to approximately $407,000 of non cash stock compensation expense, and $565,000 of depreciation and amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $1,128,000 offset by non cash stock compensation of approximately $240,000 and approximately $165,000 of depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was approximately $115,000 and $34,000 and is attributable to the additions of capitalizable software costs.

Net cash provided by financing activities was approximately $336,000and $474,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $530,000 in the prior period compared to net proceeds totaling approximately $343,000 from sales of restricted common stock and bridge note holders in the current period.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2011, and 2010 the Company capitalized approximately $115,000 and $34,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $22,000 and $36,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the first quarter of the 2011, the Company recorded a write off of approximately $39,000 for website development costs which is included in the accompanying consolidated statement of operations. There was no impairment for the same period ended March 31, 2010.

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

Critical Accounting Policies:

Refer to the Annual Report on Form 10-K/A for the year ended December 31, 2010 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 4.  Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2011 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2011 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2011, the Company received proceeds of $212,500 for the sale of 2,499,888 shares of its restricted common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of March 31, 2011.  In addition, the Company is in default on the principal of short term bridge notes payable totaling approximately $445,000 as of March 31, 2011.

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

ProText Mobility, Inc.
(Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Principal Financial Officer

By:	/s/ Peter Charles
Peter Charles, Principal Executive Officer

Date: May 16, 2011