Form 10-Q
period 2011-06-30
ProText Mobility, Inc.
filed 2011-08-12
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

The outstanding number of the issuer's common stock, par value $.0001, as of August 8, 2011 is 165,385,774 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Factors Affecting Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3–4

Consolidated Statements of Operations For the Three Months and Six Months ended June 30, 2011 (Unaudited) and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows For the Six Months ended June 30, 2011 (Unaudited) and 2010 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 -17

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	22

ITEM 4T –Controls and Procedures	22

PART II:

Item 1 – Legal Proceedings	22
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 – Defaults upon Senior Securities	23
Item 4 – Removed and Reserved	23
Item 5 - Other Information	23
Item 6 – Exhibits	24
Signature Page	25

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

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current assets:
Cash	$2,397	$60,209
Prepaid expenses	15,268	12,130
Total current assets	17,665	72,339

Property and equipment - net	1,398	14,647

Other assets:
Capitalized software costs, less accumulated amortization of $156,355 and $112,250, respectively	241,127	161,931
Website development costs, less accumulated amortization of of $2,916 and $21,250, respectively	27,084	38,750
Security deposit	9,454	9,454
Total other assets	277,665	210,135

Total assets	$296,728	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current liabilities:
Current portion of long term debt and capital leases	$-	$6,002
Current portion of 10% convertible notes payable	114,034	114,034
Convertible short term bridge notes payable, net of discount of $0 and $535,053 respectively	660,125	976,407
Non convertible short term bridge notes payable	-	124,790
Due to stockholder	-	195,686
Accounts payable	476,472	370,126
Accrued expenses	271,230	201,234
Total current liabilities	1,521,861	1,988,279

Other liabilities:
Dividends payable	324,632	90,840
Deferred rent	2,003	3,849
Total liabilities	1,848,496	2,082,968

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding -164,805 and 269,862 repectively	16	27
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares;
issued and outstanding -165,144,107 and 145,138,192 shares respectively	16,514	14,514
Additional paid-in capital	43,348,562	40,926,795
Accumulated deficit	(44,916,911)	(42,727,234)
Total stockholders' deficit	(1,551,768)	(1,785,847)

Total liabilities and stockholders' deficit	$296,728	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ending June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010

Revenues	$12,691	$16,419	$7,003	$8,796

Cost of Sales:
Commissions	-	224	-	28
Amortization of Software Costs	44,105	67,474	22,907	34,939
Cost of Sales	44,105	67,698	22,907	34,967

Gross Loss	(31,414)	(51,279)	(15,904)	(26,171)

Operating expenses:
Selling	15,233	27,150	8,536	2,391
Web site costs	54,203	65,311	26,455	34,323
General and administrative	1,242,558	1,940,948	490,899	1,088,270
Depreciation and amortization	16,165	37,548	7,699	19,647
Total operating expenses	1,328,159	2,070,957	533,589	1,144,631

Loss from operations	(1,359,573)	(2,122,236)	(549,493)	(1,170,802)

Other (income) expenses:
Interest	49,523	119,820	19,464	57,230
(Gain)/loss on extinguishment of liabilities	(23,981)	31,263	11,258	31,263
Other income	(4,000)	-	-	-
Write off of website costs	38,750	-	-	-
Debt conversion expense	966	159,638	-	159,638
Amortization of note discounts	535,054	187,664	-	73,199
Total other expenses	596,312	498,385	30,722	321,330

Net loss	(1,955,885)	(2,620,621)	(580,215)	(1,492,132)

Common stock dividends to be issued for Series B Preferred Stock	(233,792)	(90,430)	(117,542)	(55,430)
Deemed preferred stock dividend related to warrant modification	-	(2,023,804)	-	-
Deemed preferred stock dividend related to issuance of warrants and common stock	-	(2,953,181)	-	(574,438)

Net loss applicable to common stock holders	$(2,189,677)	$(7,688,036)	$(697,757)	$(2,122,000)

Per share data
Loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.00)	$(0.02)

Weighted average number of shares outstanding- basic and diluted	147,959,708	96,161,391	163,362,892	112,628,931

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,955,885)	$(2,620,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(23,981)	31,263
Debt modification expense	966	159,638
Write off of website development costs	38,750	-
Warrants/options issued for consulting services	61,954	169,687
Warrants/options issued to employees	-	-
Common stock issued for services	155,534	48,600
Common stock issued for compensation	105,500	-
Stock issued for interest	6,842	14,796
Compensatory element of stock options	220,379	632,381
Depreciation	13,249	30,049
Amortization of software and website development costs	47,021	74,974
Amortization of discount related to debt	535,054	187,664
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	-	32
Prepaid expenses and other assets	(3,138)	5,031
Deferred rent	(1,846)	(1,846)
Accounts payable and accrued expenses	375,936	163,935
Due to stockholders	(4,314)	-
Total adjustments	1,527,906	1,516,204

Net cash used in operating activities	(427,979)	(1,104,417)

Cash flows from investing activities:
Capitalized software costs	(123,301)	(89,044)
Capitalized website development costs	(5,000)	-
Net cash used in investing activities	(128,301)	(89,044)

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Six Months Ended June 30,
	2011	2010

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	$-	$1,300,000
Proceeds from sale of common stock	337,500	-
Proceeds from exercise of stock options	26,970	-
Payments to stockholders	-	(56,076)
Proceeds from bridge notes payable	170,000	200,000
Payments of bridge notes payable	(30,000)	(210,000)
Payments of note payable - equipment	(2,773)	-
Payments of 10% investor notes payable	-	(6,815)
Payments under capital lease	(3,229)	(22,267)
Net cash provided by financing activities	498,468	1,204,842

Net (decrease) increase in cash	(57,812)	11,381

Cash at beginning of period	60,209	37,890

Cash at end of period	$2,397	$49,271

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued in connection with settlement agreement	$25,000	$72,000
Common stock issued in connection with extinguishment of payable	$267,033	$14,000
Common stock issued as a result of debt conversion	$1,116,126	$311,404
Common stock issued in lieu of accrued interest	$125,012	$228,750
Restricted stock issued in connection to bridge loans	$-	$31,438
Debt discount related to restricted stock issued in connection to modification of debt instruments	$-	$154,054
Increase in fair value of embedded conversion feature recognized in connection with debt modification	$-	$26,653
Debt discount related to warrants granted in connection to bridge loans	$-	$38,795
Debt discount of beneficial conversion feature in relation to bridge loans	$-	$15,121
Common stock dividends payable for Series B Preferred Stock	$233,792	$-
Common stock dividends issued for Series B Preferred Stock	$-	$90,430
Deemed preferred stock dividend related to warrant modification	$-	$2,023,804
and common stock	$-	$2,953,181

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2011

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

Presentation of Interim Statements
The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 11, 2011. The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Going Concern
The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $1,956,000 and $2,621,000 for the six months ended June 30, 2011 and 2010, respectively. In addition, the Company had negative working capital of approximately $1,504,000 and an accumulated deficit of approximately $44,917,000 at June 30, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the text messaging market.

Our lead offering, SafeText, is a premium service for mobile devices that provide parents a solution to help manage their children’s mobile communications activities. SafeText is offered in two configurations; a device-based and a network-based solution as more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations. If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing. As the Company increases sales from its products and services, the Company expects to have cash flows from operations. For the six months ended June 30, 2011, the Company raised through private placements of common stock and warrants and issuance of debt of approximately $508,000. In addition an approximate total of $1,241,000 of the bridge notes payable and accrued interest have been converted into common stock for the six months ended June 30, 2011.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 11, 2011. The results of the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2011 and 2010 have been excluded from the per share computations:

	For the Six Months Ended
	June 30,
	2011	2010
2004 Stock Plan Options	230,000	230,000
Non ISO Stock Options	31,204,900	25,791,922
Convertible Preferred Stock	52,764,630	45,316,000
Convertible Notes Payable	8,729,195	14,835,964
Warrants	107,025,589	87,172,317

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the six months ended June 30, 2011 and 2010.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2011 and 2010, respectively, the Company capitalized approximately $128,000 and $89,000, respectively of software and website development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $44,000 and $67,000 respectively.

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

(e) Recent Accounting Pronouncements:

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated audited financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated audited financial statements.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

The Company evaluates the new accounting provisions for guidance applicable to ProText Mobility, Inc. During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

(f) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. In the six months ended June 30, 2011, the Company launched its new website and accordingly wrote off the remaining value of the website costs that were capitalized with the prior website totaling approximately $39,000 which is included in the accompanying consolidated statement of operations. There was no impairment for the six months ended June 30, 2010.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the six months ended June 30, 2011, 2,195,752 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the six months ended June 30, 2011 and 2010 include share-based compensation expense for employees and board of directors totaled approximately $467,000 and $607,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the six months ended June 30, 2011 the Company granted 1,100,000 fully vested options to employees with an exercise price ranging from $0.01 to $0.10 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the six months ended June 30, 2011 and 2010 the assumptions made in calculating the fair values of options are as follows:

	For the Six Months Ended
	June 30,
	2011	2010
Expected term (in years)	5	5
Expected volatility	106.2%-106.38%	100.31%-104.89%
Expected dividend yield	0	0
Risk-free interest rate	3.42%-3.64%	2.97%-4.01%

Accounting for Non-employee Awards:
The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $164,000 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the six months ended June 30, 2011.

The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2011.

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
		Number	Price	Contractual	Intrinsic
Stock Options		of Shares	per Share	Term	Value
Outstanding at January 1, 2010		32,473,422	$0.20	2.3029	$0
Granted		1,100,000	$0.09	4.5648	0
Exercised		(746,119)	$0.03
Forfeited/expired		(1,392,403)	$0.05
Outstanding at June 30, 2011		31,434,900	$0.11	3.0513	$0

Exercisable at June 30, 2011		31,434,900	$0.11	3.0513	$0
Weighted average fair value of options granted during the year	$0.10

As of June 30, 2011, there was approximately $74,000 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately less than 1 year.

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

As of June 30, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $1,147 and $2,100 for six months ended June 30, 2011 and 2010, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of June 30, 2011 and December 31, 2010, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at June 30, 2011 and December 31, 2010 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non payment by the maturity date

NOTE 5 - BRIDGE NOTES PAYABLE
Convertible Bridge Notes Payable:

2011
In March of 2011, bridge noteholders converted approximately $991,000 of principal and $77,000 in accrued interest into 7,802,262 shares of the Company’s common stock. During the six months ended June 30, 2011 the company received $170,000 in short term convertible bridge notes payable. The notes bear interest at 10% interest and is payable upon maturity, 90 days from the date of the loans. During the six months ended June 30, 2011, the Company repaid $30,000 of notes payable.

During the six months ended June 30, 2011, the Company recorded amortization expense of approximately $535,000 relating to prior year debt discount on bridge notes payable.

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

NOTE 6 - DUE TO STOCKHOLDERS

In March of 2011, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock and recorded a gain on extinguishment of approximately $47,000, which is included in the accompanying consolidated statement of operations for the six months ended June 30, 2011.

NOTE 7 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest
For the six months ended June 30, 2011, the Company issued 63,812 shares (valued at $6,842) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered
The Company issued 1,349,998 shares (valued at $155,534) for the six months ended June 30, 2011 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 824,235 shares (valued at $105,500) for the six months ended June 30, 2011 of the Company’s restricted common stock as payment for services to the Board of Directors.

Extinguishment of Accounts Payable
During the six months ended June 30, 2011 the Company issued 2,295,754 shares (valued at $267,033) of its common stock in lieu accounts payable and the due to shareholder totaling approximately $290,000.  The resulting net gain of approximately $23,000 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises
During the six months ended June 30, 2011 the Company issued 714,869 shares of common stock as a result of option exercises (500,000 were cashless and the Company received proceeds totaling $26,970 for the non cashless exercise of 246,119 options).

During the six months ended June 30, 2011, the Company issued 553,088 shares of common stock as a result of 601,914 warrants exercised on a cashless basis.

Debt Conversion of Interest
In the six months ended June 30, 2011, the Company issued 1,253,961 shares of its common stock as a result of converting $125,012 of accrued interest on the bridge note holders.

Debt Conversion
In the six months ended June 30, 2011, the Company issued 7,972,329 shares of its common stock as a result of converting $1,116,126 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities
In the six months ended June 30, 2011, the Company issued 3,888,778 shares of common stock for proceeds from the sale of the Company’s restricted common stock of $337,500.

Conversion of Preferred A
In the six months ended June 30, 2011, shareholders converted 108,909 shares of Preferred A into 1,089,090 shares of common stock.

Warrants :

During the six months ended June 30, 2011, the Company granted 413,025 warrants with a 5 year term and a $0.01 cashless exercise price to a consultant and recorded approximately $62,000 of compensation expense which is included in the accompanying consolidated statement of operations in the general and administrative line item. All of these warrants were exercised within the first fiscal quarter of 2011.

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

Effective June 9, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  On October 20, 2010 (the date the SEC deemed Amendment No. 5 to the S-1 effective), these warrants were extended to June 30, 2011, however they were not trading on the over the counter bulletin board, as no quote was made since they expired on June 30, 2010. As of June 30, 2011, 2,469,000 and 2,474,000 of Class A Warrants and Class B Warrants with an exercise price of $0.17 and $.022, respectively expired.

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

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $325,000 and $91,000 at June 30, 2011 and December 31, 2010, respectively which is included in the accompanying consolidated balance sheet.

NOTE 9 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Almut Von Biedermann
On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 - SUBSEQUENT EVENTS

Between July 1, 2011 and August 8, 2011, the Company received $50,000 in short term convertible bridge notes payable from two members of board of directors. The notes bear interest at 10% interest and are due in thirty days from the effective date.

On August 1, 2011, the Company received a $42,500 convertible promissory note. The note bears interest at 8%, and is due six months from the effective date.

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

Forward Looking Statements

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate (b) the Company's ability to complete and sell its products, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business and (f) the effectiveness of the Company's relationships in the mobile communications industry.

General

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computer (“PC”) to products designed for the mobile industry.  Our first technology, FamilySafe Parental Controls continues to generate revenue for the Company.  Going forward, the Company’s mission is to leverage our core intellectual property; namely, the ability to analyze and contextualize digital data streams and apply the results towards high-growth markets, such as mobile communications and messaging. Our lead offering, SafeText is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText Parental Management is an easy to use and effective mobile solution providing instant notification when potentially "dangerous" situations are happening through a text messaging interaction. The offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities against cyber-bullying and other threats that exist in the digital world. SafeText has a proprietary database including an extensive library of words, phrases and slang that allow for a complete auto-analysis of text conversations.  The parent can view full text message history and message content within the guidelines of all Privacy laws. SafeText is offered in two configurations; a device-based and a network-based solution. Core features of SafeText are proprietary and patent-pending technology that we consider to be competitively advantageous.

Device-based
The SafeText device-based parental management solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the ANDRIOD and the BlackBerry operating system.

Network-based
The SafeText network-based parental management solution is the first carrier-grade, safe-texting solution for the mobile marketplace. Protext Mobility has formed an alliance with Acision, a world leader in mobile data, to deploy the breakthrough SafeText parental management solution. The SafeText parental management solution is integrated with Acision’s Message Plus platform. Message Plus provides a rich set of enhancements across multiple mobile messaging technologies (e.g. Short Message Service (“SMS”), MultiMedia Messaging Service (“MMS”), email and Session Integration Protocol (“SIP”)  allowing mobile operators to offer services to their subscribers that have the same look and feel regardless of the communication channel of choice.

New Features

The SafeText platform was recently updated with the Guardian release. New features for the platform include;

•
Picture Messaging Log & Monitoring – the Guardian dashboard includes visibility to multi-media messages (MMS) on the child device. The parent is able to view pictures to ensure the images are appropriate and/or there is no dangerous behavior such as Sexting.

•
Mobile Web Browsing – Guardian displays the website address visited by the child’s phone, together with the date and time of the visit. The parent is now able to ensure good mobile browsing behavior and have peace of mind their child is viewing age appropriate web content.

•
Distracted Driving Alerts – Guardian alerts parents by email or text message automatically at the time of a potential distracted driving condition is being detected. The parent can adjust settings to report and receive alerts when texting or phone call activity is made while the device is in motion over 10 MPH. Guardian displays the speed icon with MPH details via "hover-over" and threaded map location on all dashboards.

•
"Locate Now" Button and GPS Location – parents can locate their child, or a lost phone, on-demand via the “Locate Now” button. The dashboard provides a detailed and historical view of all positions collected by the system. Or, if parent is concerned about dangerous driving while child is a passenger, hit the “Locate Now” button to receive a speed/MPH reading snapshot for that specific point in time.

•
Voice Call Log -- without having to wait for next mobile phone bill with call details, parents can view the real-time voice call history, including incoming and outgoing calls, together with a map location and speed indication.

•
Application Install Reporting – Guardian provides the parent a dashboard view into apps that are installed or uninstalled. The application name, details and status - including the install date and time - are shown on the dashboard.

Distracted Driving Solution

The Company has deployed its DriveAlert distracted driving solution for Android and BlackBerry smartphones. The solution is designed to combat the serious issue of distracted driving; DriveAlert automatically detects when a smartphone user is driving and sets the phone into ‘DriveAlert’ mode. Once the service is activated, it blocks access to text messages, e-mails, phone calls and applications while the phone is in motion and sends an auto-reply to incoming text messages, helping drivers keep their attention on the road. The solution features an override button allowing access to all phone functions in an emergency situation or if the user is a passenger. Parents can choose to be notified by text and/or email when an override occurs.

Results of Operations

Comparison of the Results for the Six Months Ended June 30, 2011 and June 30, 2010

Revenue for the six months ended June 30, 2011 and 2010 was approximately $12,700 and $16,400, respectively, a slight decrease of approximately $3,700. Gross loss decreased to approximately $31,000 from $51,000 due to the decreased amortization of software costs in the current period ended June 30, 2011 compared to the same period in the prior year.

Selling costs decreased to approximately $15,000 from approximately $27,000 for the six months ended June 30, 2011 and 2010, respectively, as a result of a decrease in travel expenses.

Website costs decreased slightly by approximately $11,000 for the six months ended June 30, 2011 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $1,243,000 from approximately $1,941,000 for the six months ended June 30, 2011and 2010, respectively.  The decrease of approximately $698,000 and 36% consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased  approximately $371,000 for the current period ended June 30, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•
Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $316,000 for the six months ended June 30, 2011 compared to the same period in 2010.  This is primarily a result of a significant decrease in consulting expense of approximately $223,000 and a decrease of approximately $93,000 in legal and other professional services.

Interest expense for the six months ended June 30, 2011 and 2010 was approximately $50,000 and $120,000 respectively, a decrease of approximately $70,000. The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of June 30, 2011 compared to the same period in the prior year.

Gain on extinguishments of liabilities totaled approximately $24,000 for the six months ended June 30, 2011 and was due to settlements of outstanding  liabilities and a due to shareholder balance. The Company issued 2,295,754  shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the six months ended June 30, 2011 and 2010 was approximately $535,000 and $188,000, respectively. Although the principal amount of notes payable is lower in the current period, the Company recorded the amortization from notes when the debtors extended the notes in the second quarter of the fiscal year ended December 31, 2010.

Comparison of the Results for the Three Months Ended June 30, 2011 and June 30, 2010

Revenue for the three months ended June 30, 2011 and 2010 was approximately $7,000 and $8,800, respectively, a slight decrease of approximately $1,800. Gross loss decreased to approximately $15,900 from $26,200 due to the decreased amortization of software costs in the current period ended June 30, 2011 compared to the same period in the prior year.

Selling costs increased to approximately $9,000 from approximately $2,000 for the three months ended June 30, 2011 and 2010, respectively as a result of an increase in travel and advertising expenses.

Website costs decreased slightly by approximately $8,000 for the three months ended June 30, 2011 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $491,000 from approximately $1,088,000 for the three months ended June 30, 2011and 2010, respectively.  The decrease of approximately $597,000 and 55% consists of the following changes:

•
Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased  approximately $508,000 for the current period ended June 30, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•
Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $83,000 for the three months ended June 30, 2011 compared to the same period in 2010.  This is primarily a result of a significant decrease in consulting expense of approximately $59,000 and a decrease of approximately $24,000 in legal and other professional services.

Interest expense for the three months ended June 30, 2011 and 2010 was approximately $19,000 and $57,000 respectively, a decrease of approximately $38,000. The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of June 30, 2011 compared to the prior comparable period.

Loss on extinguishments of liabilities totaled approximately $11,000 for the three months ended June 30, 2011 and was due to settlements of outstanding  liabilities. The Company issued 655,754 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the three months ended June 30, 2011 and 2010 was approximately $0 and $73,000, respectively.  This is primarily due to most notes being fully amortized during the first quarter of the current fiscal year.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At June 30, 2011, the Company had cash and cash equivalents of approximately $2,400 and a working capital deficiency of approximately $1,504,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was approximately $428,000 and $1,104,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $1,956,000 offset by adjustments totaling approximately $1,528,000, which primarily relates to approximately $550,000 of non cash stock compensation expense, and $595,000 of depreciation and amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $2,621,000 offset by adjustments totaling approximately $1,516,000, which primarily relates to $865,000 of non cash stock compensation expense, debt modification expense of $160,000 and depreciation and amortization of $293,000.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was approximately $128,000 and $89,000, respectively, and is attributable to the additions of capitalizable software costs.

Net cash provided by financing activities was approximately $498,000 and $1,205,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $1,300,000 in the prior period compared to net proceeds totaling approximately $508,000 from sales of restricted common stock and bridge note holders in the current period.

While the Company has raised capital from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2011, and 2010 the Company capitalized approximately $128,000 and $89,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $47,000 and $75,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the first quarter of the 2011, the Company recorded a write off of approximately $39,000 for website development costs which is included in the accompanying consolidated statement of operations. There was no impairment for the same period ended June 30, 2010.

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

Critical Accounting Policies:

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See "Notes to Consolidated Financial Statements" for additional disclosure of the application of these and other accounting policies.

Revenue Recognition: The Company recognizes revenues in accordance with authoritative guidance and when there AS persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived via two distinct methods: direct non- consignment sales, and online Internet sales: (i) revenue in the form of direct non- consignment sales of merchandise are recognized when title passes to the customer, typically upon shipment, less an estimated reserve if return privileges exist (ii) revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

Stock Based Compensation: Effective January I, 2006, the Company's 2004 Stock Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures.

Internal Controls

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2011 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended June 30, 2011 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Almut Von Biedermann, Nassau County, NY

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company is currently in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the second quarter of 2011, the Company received proceeds of $125,000 for the sale of 1,388,890 shares of its restricted common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of June 30, 2011.  In addition, the Company is in default on the principal of short term bridge notes payable totaling approximately $175,000 as of June 30, 2011.

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

Date: August 8, 2011