Form 10-Q
period 2011-09-30
ProText Mobility, Inc.
filed 2011-11-14
CIK 1163573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

 ________________________________________________________
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

The outstanding number of the issuer's common stock, par value $.0001, as of November 02, 2011 is 173,671,044 shares.

 PROTEXT MOBILITY, INC. AND SUBSIDIARY

INDEX

Page No.
Factors Affecting Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3 – 4

Consolidated Statements of Operations For the Three Months and Nine Months ended September 30, 2011 (Unaudited) and 2010 (Unaudited)	5

Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2011 (Unaudited) and 2010 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 – 17

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 25

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	25

ITEM 4 –Controls and Procedures	25

PART II:

Item 1 – Legal Proceedings	25
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3 – Defaults upon Senior Securities	27
Item 4 – Removed and Reserved	27
Item 5 - Other Information	27
Item 6 – Exhibits	28
Signature Page	29

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

 PROTEXT MOBILITY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current assets:
Cash	$39,415	$60,209
Prepaid expenses	3,987	12,130
Total current assets	43,402	72,339

Property and equipment - net	297	14,647

Other assets:
Capitalized software costs, less accumulated amortization of $181,911 and $112,250, respectively	232,821	161,931
Website development costs, less accumulated amortization of $6,249 and $21,250, respectively	38,751	38,750
Security deposit	9,454	9,454
Total other assets	281,026	210,135

Total assets	$324,725	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Current liabilities:
Current portion of long term debt and capital leases	$-	$6,002
Current portion of 10% convertible notes payable	114,034	114,034
Convertible short term bridge notes payable, net of discount of $100,747 and $535,053 respectively	762,878	976,407
Non convertible short term bridge notes payable	-	124,790
Due to stockholder	-	195,686
Accounts payable	539,217	370,126
Accrued expenses	431,235	201,234
Total current liabilities	1,847,364	1,988,279

Other liabilities:
Dividends payable	443,465	90,840
Deferred rent	1,080	3,849
Total liabilities	2,291,909	2,082,968

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 28,968 and 269,862 repectively	3	27
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding -169,514,905 and 145,138,192 shares respectively	16,951	14,514
Additional paid-in capital	43,708,103	40,926,795
Accumulated deficit	(45,692,292)	(42,727,234)
Total stockholders' deficit	(1,967,184)	(1,785,847)

Total liabilities and stockholders' deficit	$324,725	$297,121

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months Ending September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
Revenues	$18,975	$24,757	$6,285	$8,338

Cost of Sales
Commissions	-	98	-	73
Amortization of Software Costs	69,661	107,772	25,556	40,300
Cost of Sales	69,661	107,870	25,556	40,373

Gross Loss	(50,686)	(83,113)	(19,271)	(32,035)

Operating expenses:
Selling	16,762	35,456	1,529	8,305
Web site costs	89,942	104,415	35,739	39,104
General and administrative	1,775,074	2,722,580	532,517	781,431
Depreciation and amortization	20,599	56,054	4,434	18,507
Total operating expenses	1,902,377	2,918,505	574,219	847,347

Loss from operations	(1,953,063)	(3,001,618)	(593,490)	(879,382)

Other (income) expenses:
Interest	79,828	167,381	30,305	47,561
(Gain)/loss on extinguishment of liabilities	(22,314)	(3,500)	1,667	(34,763)
Other (income) expense	(4,000)	-	-	-
Write off of website costs	38,750	-	-	-
Debt Conversion Expense	966	161,376	-	1,738
Amortization of note discounts	566,140	459,701	31,086	272,037
Total other expenses	659,370	784,958	63,058	286,573

Net loss	(2,612,433)	(3,786,576)	(656,548)	(1,165,955)

Common stock dividends to be issued for Series B Preferred Stock	(352,625)	(154,427)	(118,833)	(63,997)
Deemed preferred stock dividend related to warrant modification	-	(2,023,804)	-	-
Deemed preferred stock dividend related to issuance of warrants and common stock	-	(3,441,441)	-	(488,260)

Net loss applicable to common stockholders	$(2,965,058)	$(9,406,248)	$(775,381)	$(1,718,212)

Per share data
Net Loss per share - basic and diluted	$(0.02)	$(0.09)	$0.00	$(0.01)

Weighted average number of shares outstanding- basic and diluted	147,671,409	103,763,858	166,930,777	118,796,137

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,612,433)	$(3,786,576)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	(21,320)	(3,500)
Debt modification expense	966	161,376
Write off of website development costs	38,750	-
Warrants/options issued for consulting services	61,954	215,196
Common stock issued for services	235,383	63,600
Common stock issued for compensation	165,500	50,000
Stock issued for interest	10,339	17,667
Compensatory element of stock options	268,504	689,927
Depreciation	14,350	44,805
Amortization of software and website development costs	75,910	119,023
Amortization of discount related to debt	566,140	459,701
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	-	(306)
Prepaid expenses and other assets	8,143	490
Deferred rent	(2,769)	(2,769)
Accounts payable and accrued expenses	602,686	261,469
Due to stockholders	(4,314)	-
Total adjustments	2,020,222	2,076,679

Net cash used in operating activities	(592,211)	(1,709,897)

Cash flows from investing activities:
Capitalized software costs	(140,551)	(142,299)
Net cash used in investing activities	(140,551)	(142,299)

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	$-	$1,950,000
Proceeds from sale of common stock	347,500	-
Proceeds from exercise of stock options	26,970	1,600
Payments to stockholders	-	(86,271)
Proceeds from bridge notes payable	373,500	200,000
Payments of bridge notes payable	(30,000)	(210,000)
Payments of note payable - equipment	(2,773)	(3,062)
Payments under capital lease	(3,229)	(35,584)
Net cash provided by financing activities	711,968	1,816,683

Net decrease in cash	(20,794)	(35,513)

Cash at beginning of period	60,209	37,890

Cash at end of period	$39,415	$2,377

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued in connection with settlement agreement	$-	$72,000
Common stock issued in connection with extinguishment of payable	$248,700	$14,000
Common stock issued as a result of debt conversion	$1,116,126	$315,563
Common stock issued in lieu of accrued interest	$125,012	$228,750
Restricted stock issued in connection to bridge loans	$-	$188,112
Warrants granted in connection with convertible bridge loans issuance	$-	$34,719
Beneficial conversion feature in relation to convertible loans	$-	$469,894
Debt discount of beneficial conversion feature in relation to bridge loans	$131,833	$15,121
Common stock dividends payable for Series B Preferred Stock	$352,625	$63,997
Common stock dividends issued for Series B Preferred Stock	$-	$90,430
Deemed preferred stock dividend related to warrant modification	$-	$2,023,804
Deemed preferred stock dividend related to issuance of warrants and common stock	$-	$3,441,441
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2011

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

Protext Mobility develops, markets and sells software products and solutions for the internet and mobile communications markets aimed at protecting children from danger on the internet and in mobile communication. The Company has expanded its business plan from developing software solely for personal computers (“PCs”) to developing software for products designed for the mobile industry. We offer three products, one for PCs and two for mobile communications devices.  Although we continue to derive substantially all of our revenue from our first PC-based technology, namely FamilySafe Parental Controls, we anticipate deriving a substantial portion of our future revenues from products designed for the mobile industry. Our lead mobile product, SafeText, is a service for mobile devices that provides parents a tool to help manage their children’s mobile communication activities.

Presentation of Interim Statements

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report, as amended on Form 10-K/A filed on April 11, 2011. The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $2,612,000 and $3,787,000 for the nine months ended September 30, 2011 and 2010, respectively. In addition, the Company had negative working capital of approximately $1,804,000 and an accumulated deficit of approximately $45,692,000 at September 30, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. On November 3, 2011 the SEC deemed the Company’s S-1 Equity Credit Agreement effective, which will permit the Company to draw funds to sustain operations as more fully described in the S-1 filed on October 21, 2011. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the text messaging market.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing. As the Company increases sales from its products and services, the Company expects to have cash flows from operations. For the nine months ended September 30, 2011, the Company raised through private placements of common stock and warrants, issuance of debt and proceeds from exercise of options and warrants of approximately $750,000.  In addition an approximate total of $1,241,000 of the bridge notes payable and accrued interest have been converted into common stock for the nine months ended September 30, 2011.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 11, 2011. The results of the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2011 and 2010 have been excluded from the per share computations:

	For the Nine Months Ended
	September 30,
	2011	2010
2004 Stock Plan Options	—	230,000
Non ISO Stock Options	30,504,900	26,021,922
Convertible Preferred Stock	51,444,780	52,466,715
Convertible Notes Payable	26,597,918	15,132,104
Warrants	104,910,404	100,162,317

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the nine months ended September 30, 2011 and 2010.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2011 and 2010, respectively, the Company capitalized approximately $141,000 and $143,000, respectively of software and website development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $70,000 and $108,000 respectively.

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after September 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated audited financial statements.

In September 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operation.

The Company evaluates the new accounting provisions for guidance applicable to ProText Mobility, Inc. During the period, the Company does not believe there are any new pronouncements that will materially impact the Company.

(f) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. In the nine months ended September 30, 2011, the Company launched its new website and accordingly wrote off the remaining value of the website costs that were capitalized with the prior website totaling approximately $39,000 which is included in the accompanying consolidated statement of operations. There was no impairment for the nine months ended September 30, 2010.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the nine months ended September 30, 2011, 4,434,258 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the nine months ended September 30, 2011 and 2010 include share-based compensation expense for employees and board of directors totaled approximately $653,000 and $740,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the nine months ended September 30, 2011 the Company granted 1,300,000 fully vested options to employees with an exercise price ranging from $0.01 to $0.10 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2011 and 2010 the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30,
	2011	2010
Expected term (in years)	5	5
Expected volatility	105.96% – 108.94%	100.31% – 104.89%
Expected dividend yield	0	0
Risk-free interest rate	1.72% – 3.75%	2.53% – 4.01%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $209,000 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the nine months ended September 30, 2011.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2011.

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
		Number	Price	Contractual	Intrinsic
Stock Options		of Shares	per Share	Term	Value
Outstanding at January 1, 2011		32,473,422	$0.20	2.3029	$0
Granted		1,100,000	$0.09	4.3128	0
Exercised		(746,119)	$0.03
Forfeited/expired		(1,392,403)	$0.30
Outstanding at September 30, 2011		31,634,900	$0.11	2.9209	$0

Exercisable at September 30, 2011		31,434,900	$0.11	2.9209	$0
Weighted average fair value of options granted during the year	$0.10

As of September 30, 2011, there was approximately $53,000 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately less than 1 year.

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

As of September 30, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $1,700 and $3,000 for nine months ended September 30, 2011 and 2010, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of September 30, 2011 and December 31, 2010, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at September 30, 2011 and December 31, 2010 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date

NOTE 5 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2011

In March of 2011, bridge noteholders converted approximately $991,000 of principal and $77,000 in accrued interest into 7,802,262 shares of the Company’s common stock. During the nine months ended September 30, 2011 the company received $373,500 in short term convertible bridge notes payable. The notes bear interest at 10% interest and is payable upon maturity, 90 days from the date of the loans. During the nine months ended September 30, 2011, the Company repaid $30,000 of notes payable.

During the nine months ended September 30, 2011, the Company recorded amortization expense of approximately $566,000 relating to current and prior year debt discount on bridge notes payable.

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

During the fiscal year ended December 31, 2010 convertible note holders converted approximately $376,000 of their principal balance and approximately $203,000 of their accrued interest into 3,928,571 and 1,689,520 shares, respectively of the Company’s common stock. In accordance with ASC 470-20, the Company applied the guidance for debt inducement, and recorded an expense for the debt modification of approximately $212,000 as a result of the decrease in the conversion price.

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

NOTE 6 - DUE TO STOCKHOLDERS

In March of 2011, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock and recorded a gain on extinguishment of approximately $47,000, which is included in the accompanying consolidated statement of operations for the nine months ended September 30, 2011.

NOTE 7 -  EQUITY TRANSACTIONS

Common Stock:

Payment of Interest

For the nine months ended September 30, 2011, the Company issued 133,461 shares (valued at $10,339) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 2,921,837 shares (valued at $235,091) for the nine months ended September 30, 2011 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 1,391,845 shares (valued at $165,500) for the nine months ended September 30, 2011 of the Company’s restricted common stock as payment for services to the Board of Directors.

Extinguishment of Accounts Payable

During the nine months ended September 30, 2011 the Company issued 2,712,421 shares (valued at $294,000) of its common stock in lieu accounts payable and the due to shareholder totaling approximately $315,000.  The resulting net gain of approximately $21,000 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises

During the nine months ended September 30, 2011 the Company issued 714,869 shares of common stock as a result of option exercises (500,000 were cashless and the Company received proceeds totaling $26,970 for the non cashless exercise of 246,119 options).

During the nine months ended September 30, 2011, the Company issued 738,273 shares of common stock as a result of 787,099 warrants exercised on a cashless basis.

Debt Conversion of Interest

In the nine months ended September 30, 2011, the Company issued 1,253,961 shares of its common stock as a result of converting $125,012 of accrued interest on the bridge note holders.

Debt Conversion

In the nine months ended September 30, 2011, the Company issued 7,972,329 shares of its common stock as a result of converting $1,116,126 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities

In the nine months ended September 30, 2011, the Company issued 4,128,778 shares of common stock for proceeds from the sale of the Company’s restricted common stock of $347,500.

Conversion of Preferred A

In the nine months ended September 30, 2011, shareholders converted 240,894 shares of Preferred A into 2,408,940 shares of common stock.

Warrants :

During the nine months ended September 30, 2011, the Company granted 413,025 warrants with a 5 year term and a $0.01 cashless exercise price to a consultant and recorded approximately $62,000 of compensation expense which is included in the accompanying consolidated statement of operations in the general and administrative line item. All of these warrants were exercised within the first fiscal quarter of 2011.

For the year ended December 31, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002.200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective September 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.  As a result of this modification, the Company recorded approximately $2,024,000 of a deemed dividend which is included in the accompanying consolidated statement of operations.

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

Effective June 9, 2009, the Company filed a Post Effective Amendment No. 4 to its Registration Statement on Form S-1 (“Post Effective Amendment” to extend the terms to exercise the Class A Warrant from June 30, 2009 to June 30, 2010 and to extend the term of the Class B Warrant from December 31, 2009 to June 30, 2010.  On October 20, 2010 (the date the SEC deemed Amendment No. 5 to the S-1 effective), these warrants were extended to June 30, 2011, however they were not trading on the over the counter bulletin board, as no quote was made since they expired on September 30, 2010. As of June 30, 2011, 2,469,000 and 2,474,000 of Class A Warrants and Class B Warrants with an exercise price of $0.17 and $.022, respectively expired.

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

In connection with the Purchase Agreement, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) filed with the State of Delaware on September 5, 2010.

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

On October 19, 2010 the Company entered into Amendment No. 5 to the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC (“Purchaser”) whereby the Purchaser agreed to purchase from the Company, and the Company agreed to sell to the Purchaser, up to 192,500 units, with each unit consisting of (i) one share of Series B Preferred Stock, (ii) 81.818181 shares of the Company’s common stock and (iii) five-year warrants to purchase 181.818181 shares of the Company’s common stock at an exercise price of $0.01 (which may be exercised on a cashless basis), for a purchase price of $9.0909 per unit. The units will be sold in installments of at least $100,000 each on before the 30 th day following the prior payment, with the first installment due on or before the thirtieth day following the final payment of the aggregate purchase price under the Agreement. In the event that the Purchaser shall fail to timely pay any installment and does not notify the Company in writing at least five days prior to such installment due date (upon which notice the Purchaser shall be granted a 7-day extension), the Company may, from and after the expiration of any and all applicable cure periods, terminate the Agreement, and the Company shall have no right to pursue any other remedy against Purchaser.

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

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $443,000 and $91,000 at September 30, 2011 and December 31, 2010, respectively which is included in the accompanying consolidated balance sheet.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 - SUBSEQUENT EVENTS

On October 21, 2011 the Company registered 35,000,000 shares of Common Stock in connection with an equity credit agreement (the “Equity Credit Agreement”) entered with Eclipse Advisors, LLC (“Eclipse”) on August 24, 2011.  Of such shares, 32,298,993 represent shares that Eclipse has agreed to purchase if put to it by us pursuant to the terms of the Equity Credit Agreement we entered into with Eclipse, subject to volume limitations and other limitations in the Equity Credit Agreement. The SEC deemed the S-1 effective on November 3, 2011.

Between October 1, 2011 and November 9, 2011, the Company received $55,000 in short term convertible bridge notes payable from two members of board of directors. The notes bear interest at 10% interest and are due between thirty days and from the effective date.

Between October 1, 2011 and November 9, 2011, the Company, through a private sale, issued 666,667 shares of its restricted common stock for total proceeds of approximately $20,000.

On October 31, 2011, the Company received a $10,000 convertible promissory note from a shareholder. The note bears interest at 8%, and is due nine months from the effective date.

On November 7, 2011 the Company and a debtor amended the terms of notes payable to include interest at 5% per annum and a floor of $0.01 for the conversion feature.

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

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include ProText Mobility, Inc. and its consolidated subsidiary.

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

General

Business Summary

Protext Mobility develops, markets and sells software products and solutions for the internet and mobile communications markets aimed at protecting children from danger on the internet and in mobile communication.  The Company has expanded from developing software solely for personal computers (“PCs”) to developing software for products designed for the mobile industry. We currently have three products, one for PCs and two for the mobile communications devices.  Although we continue to derive a substantial portion of our revenue from our PC-based first technology, namely FamilySafe Parental Controls, we anticipate deriving a substantial portion of our future revenue from products designed for the mobile industry. Our lead mobile product, SafeText, is a service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities.

SafeText

Our lead offering – AmberWatch® SafeText (“SafeText”), is a subscription service for parents, which is marketed direct-to-consumer through our exclusive branding with the AmberWatch Foundation. While our primary channel of distribution is through our mobile carrier partners, our direct-to-consumer service makes our solutions instantly available to parents so they are able to protect their children immediately.

The application empowers parents to keep their children safe by providing effective and comprehensive safeguards against text and social-based communications, such as “cyber-bullying” and “sexting.”  SafeText provides parents with a robust toolset which allows them to reliably monitor their children’s mobile phone activities including texts, photos, location, speed, mobile web history, call logs, and apps. It is a premium service that consists of a thin mobile application that is downloaded to the child’s smartphone, and a hosted webpage serving as the parent’s “control center.”  Once installed in the mobile device, the application instantly sends information from the child’s device to the SafeText hosted service for analysis to allow parents to monitor the mobile device and receive alerts of potentially dangerous activity.

SafeText has a proprietary database including an extensive library of words, phrases and slang that allows for a complete auto-analysis of text conversations Parents can see full text message history and message content within the guidelines of current privacy laws.

SafeText is offered in two configurations:  a network-based and a device-based solution.

Core features of SafeText are proprietary and patent-pending technology that we consider to be competitively advantageous.

Network-based

We believe the SafeText network-based parental management solution is the first carrier-grade, safe-texting solution for the mobile marketplace. Protext Mobility has formed an alliance with Acision, a world leader in mobile data, to deploy the SafeText parental management solution through integration with Acision’s Message Plus platform. Message Plus provides a set of enhancements across multiple mobile messaging technologies such as Short Message Service (“SMS”), MultiMedia Messaging Service (“MMS”), email and Session Integration Protocol (“SIP”), allowing mobile operators to offer services to their subscribers that have the same look and feel regardless of the communication channel of choice.

Device-based

The SafeText device-based parental management solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the ANDROID operating system; other mobile offerings are currently in development.

Drive Alert

In August 2011 we launched the DriveAlert mobile application (“DriveAlert”) to combat the serious issue of distracted driving. DriveAlert automatically detects when a smartphone user is driving and sets the phone into ‘DriveAlert’ mode. Once the service is activated, it blocks access to text messages, e-mails, phone calls and applications while the car is in motion and sends an auto-reply to incoming text messages, helping drivers keep their attention on the road. DriveAlert not only blocks text message, e-mail and phone call activities, but also all applications a driver may be distracted by, such as Twitter, Facebook, Instant Messaging and web browsing while the phone is in motion. The solution features an override button allowing access to all phone functions in an emergency situation or if the user is a passenger. Parents can choose to be notified by text and/or email when an override occurs.  DriveAlert is targeted for parents seeking to ensure family members are driving safely and responsibly by restricting phone use while they are behind the wheel. DriveAlert is fully compatible with the ANDROID operating system.

FamilySafe Parental Controls

Through our FamilySafe Parental Controls product (“FamilySafe”) we offer software products designed to provide a comprehensive and an effective solution in protecting children using PCs from dangers on the Internet. Our products have been specially engineered to monitor, block and alert parents the moment a child encounters inappropriate material from any Internet related source.  FamilySafe allows parents to have complete control over their children’s instant messages by enabling them to control the messages they use and monitor all incoming and outgoing messages from a PC.  It also instantly blocks inappropriate websites on installation and complete browser applications on the PC.  In the event a child violates an online policy setting, parents receive instant alerts on their cell phones or emails.  FamilySafe also allows parents to control the time users can log onto the computer either by number of hours or by access times.  If a child tries to log in or reaches his or her time limit on the computer, he or she will be immediately logged off of the computer.

Results of Operations

Comparison of the Results for the Nine Months Ended September 30, 2011 and September 30, 2010

Revenue for the nine months ended September 30, 2011 and 2010 was approximately $19,000 and $25,000, respectively, an approximate 24% decrease of approximately $6,000. Gross loss decreased approximately 39% to approximately $51,000 from $83,000 due to the decreased amortization of software costs in the current period ended September 30, 2011 compared to the same period in the prior year.

Selling costs decreased approximately 52% ($18,000) from approximately $35,000 for the nine months ended September 30, 2011 and 2010, respectively, as a result of a decrease in travel expenses.

Website costs decreased slightly by approximately 14% ($14,000) for the nine months ended September 30, 2011 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $1,775,000 from approximately $2,723,000 for the nine months ended September 30, 2011and 2010, respectively.  The decrease of approximately 35% ($948,000) consists of the following changes:

●
Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $393,000 for the current period ended September 30, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

●
Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $495,000 for the nine months ended September 30, 2011 compared to the same period in 2010.  This is primarily a result of a significant decrease in consulting expense of approximately $323,000 and a decrease of approximately $170,000 in legal and other professional services.

Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $80,000 and $167,000 respectively, a decrease of approximately 52% ($87,000). The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of September 30, 2011 compared to the same period in the prior year.

Gain on extinguishments of liabilities totaled approximately $22,000 for the nine months ended September 30, 2011 and was due to settlements of outstanding  liabilities and a due to shareholder balance. The Company issued 2,712,421 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the nine months ended September 30, 2011 and 2010 was approximately $566,000 and $460,000, respectively. Although the principal amount of notes payable is lower in the current period, the Company recorded the amortization from notes when the debtors extended the notes in the second quarter of the fiscal year ended December 31, 2010.

Comparison of the Results for the Three Months Ended September 30, 2011 and September 30, 2010

Revenue for the three months ended September 30, 2011 and 2010 was approximately $6,300 and $8,300, respectively, a decrease of approximately 25% ($2,000). Gross loss decreased approximately 40% to approximately $19,000 from $32,000 due to the decreased amortization of software costs in the current period ended September 30, 2011 compared to the same period in the prior year.

Selling costs decreased approximately 82% to approximately $2,000 from approximately $8,000 for the three months ended September 30, 2011 and 2010, respectively as a result of a decrease in travel expenses.

Website costs decreased slightly by approximately 9% ($3,000) for the three months ended September 30, 2011 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $533,000 from approximately $781,000 for the three months ended September 30, 2011 and 2010, respectively.  The decrease of approximately $248,000 and 32% consists of the following changes:

●
Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $22,000 for the current period ended September 30, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

●
Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $181,000 for the three months ended September 30, 2011 compared to the same period in 2010.  This is primarily a result of a significant decrease in consulting expense of approximately $100,000 and a decrease of approximately $79,000 in legal and other professional services.

Interest expense for the three months ended September 30, 2011 and 2010 was approximately $30,000 and $48,000 respectively, a decrease of approximately $18,000. The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of September 30, 2011 compared to the prior comparable period.

Gain/loss on extinguishments of liabilities totaled approximately $2,000 of a loss for the three months ended September 30, 2011 and was due to settlements of outstanding liabilities. The Company issued 416,667 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the three months ended September 30, 2011 and 2010 was approximately $31,000 and $272,000, respectively.  This is primarily due to most notes being fully amortized during the first quarter of the current fiscal year.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2011, the Company had cash and cash equivalents of approximately $39,400 and a working capital deficiency of approximately $1,804,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was approximately $592,000 and $1,710,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $2,612,000 offset by adjustments totaling approximately $2,020,000, which primarily relates to approximately $742,000 of non cash stock compensation expense, an increase in accounts payable and accrued expenses of approximately $663,000 and $656,000 of depreciation and amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $3,787,000 offset by adjustments totaling approximately $2,077,000, which primarily relates to $1,036,000 of non cash stock compensation expense, debt modification expense of $161,000 and depreciation and amortization of $624,000.

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was approximately $141,000 and $143,000, respectively, and is attributable to the additions of capitalizable software costs.

Net cash provided by financing activities was approximately $712,000 and $1,817,000 for the nine months ended September 30, 2011 and 2010, respectively. The decrease was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $1,950,000 in the prior period compared to net proceeds totaling approximately $718,000 from sales of restricted common stock and bridge note holders in the current period.

We entered into an equity credit agreement (the  “Equity Credit Agreement”) with Eclipse Advisors, LLC (“Eclipse”) on August 24, 2011.  Pursuant to the Equity Credit Agreement, Eclipse committed to purchase up to $7,500,000 of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of the registration statement of which this prospectus forms a part; or (ii) the date on which Eclipse has purchased shares of our common stock pursuant to the Equity Credit Agreement for an aggregate maximum purchase price of $7,500,000; such commitment is subject to certain conditions, including limitations based upon the trading volume of our common stock. The purchase price to be paid by Eclipse will be 93% of the market price of our common stock on the date the purchase price is calculated.

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Equity Credit Agreement.  The maximum amount that we are entitled to put in any one notice is such number of shares of common stock as equals the lesser of: (i) Two Hundred Fifty Thousand Dollars ($250,000); and (ii) three hundred seventy-five percent (375%) of the average of the product of the: (a) closing bid price; and (b) the volume on the principal trading exchange for our common stock for the 15 trading days preceding the put date; provided that the number of put shares to be purchased by Eclipse shall not exceed the number of such shares that, when aggregated with all other shares and securities of the Company then owned by Eclipse beneficially or deemed beneficially owned by Eclipse, would result in Eclipse owning more than 4.99% of all of the Company’s common stock as would be outstanding on such closing date.  The Equity Credit Agreement provides for the payment by us of liquidated damages if we do not issue shares of our common stock to Eclipse within five days of the closing date of a put.

There are put restrictions applied on days between the put notice date and the closing date with respect to that particular put.  During such time, we are not entitled to deliver another put notice.

There are circumstances under which we will not be entitled to put shares to Eclipse, including the following:

●	we will not be entitled to put shares to Eclipse unless there is an effective registration statement under the Securities Act to cover the resale of the shares by Eclipse;

●	we will not be entitled to put shares to Eclipse unless our common stock continues to be quoted on the OTC-BB and has not been suspended from trading;

●
we will not be entitled to put shares to Eclipse if an injunction shall have been issued and remain in force against us, or action commenced by a governmental authority which has not been stayed or abandoned, prohibiting the purchase or the issuance of the shares to Eclipse;

●
we will not be entitled to put shares to Eclipse if we have not complied with our obligations and are otherwise in breach of or in default under, the Equity Credit Agreement, the Registration Rights Agreement or any other agreement executed in connection therewith with Eclipse; and

●	we will not be entitled to put shares to Eclipse to the extent that such shares would cause Eclipse’s beneficial ownership to exceed 4.99% of our outstanding shares.

While the Company has raised capital from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. As described in the subsequent event footnote in our financial statements, on November 3, 2011 the Company’s S-1 was deemed effective for the Equity Line which will allow the Company to draw funds to sustain operations.

Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the Equity Line; however there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line. Other than the Equity Line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of September 30, 2011:

Amount	Date of Investment	Maturity Date	Features
25,000	5/27/2010	2/27/2011
Interest -10% per annum
Convertible at $.14 per share
Mandatory principal repayment of 50% of net funds when company receives cash from option or warrant exercises and 50% of net positive cash flow when company has positive cash flow in any one quarter in excess of $1,000,000
Senior in payment of dividends and distributions to all debt and Series B Preferred Stock

50,000	5/27/2010	2/27/2011	Interest -10% per annum Convertible at $.14 per share

445,125	12/29/2010	10/1/2011	Interest -12.5% per annum Convertible at $.07 per share

100,000	3/15/2011	6/15/2011	Interest -10% per annum Convertible at $.14 per share Secured by company assets and intellectual property

40,000	5/31//2011	3/5/2012	Interest-8% per annum Convertible at a 40% discount rate 180 days after issuance

12,500	7/1/2011	8/31/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

25,000	7/8/2011	8/8/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

12,500	7/8/2011	8/8/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

42,500	7/25/2011	4/27/2012	Interest-8% per annum Convertible at a 40% discount rate 180 days after issuance

25,000	8/5/2011	2/5/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

5,000	9/1/2011	3/1/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

15,000	9/6/2011	3/6/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

25,000	9/13/2011	12/13/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

6,000	9/23/11	3/23/12	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

35,000	9/22/2011	6/26/2012	Interest-8% per annum Convertible at a 40% discount rate 180 days after issuance

114,034	9/1/05 through 9/25/06	9/2/07 through 9/25/08	Interest -12% per annum Convertible at $.40 per share

Total: 977,659

The Company has outstanding 12% convertible notes payable of approximately $114,034 as of September 30, 2011 which are in default for non-payment by maturity date.  In addition, the Company has approximately $863,625 of short term bridge notes outstanding as of September 30, 2011 of which approximately an aggregate principal amount of $225,000 is in default due to non payment by maturity date.  Two notes in the aggregate principal amount of $470,125 are due in November 2011, four notes in the aggregate principal amount of $51,000 are due in December 2011 and three notes in the aggregate principal amount of $117,500 are due in 2012.

On each of May 31, 2011, July 25, 2011 and September 22 2011 we issued convertible promissory notes in the principal amount of $40,000, $42,500, and $35,000, respectively.  Each note bears interest at the rate of 8% per annum and the notes mature on March 5, 2012, April 27, 2012 and June 26, 2012, respectively.  Each note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the 10 trading days on the OTC-BB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are only entitled to prepay the notes from the date of the notes until 90 days thereafter at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the notes, so long as the holder of the notes has not elected to convert the notes into our common stock.  We are only entitled to prepay the notes 91 days from the date of the notes up to 180 days from the date of the notes at 175% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the notes. We have no right to prepay the notes after 180 days from the date of the notes. Unless waived in writing by the holder of the notes, we are prohibited from effecting the conversion of the notes to the extent that as a result of such conversion the holder thereof would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the notes are outstanding, the holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the holder. Under the Securities Purchase Agreement in connection with the issuance of the notes, the holder is entitled to a right of first refusal on any subsequent equity offerings (or debt offerings with an equity component) that we may engage in for a period of one year. For so long as we have any obligation under the notes, we agreed to certain restrictions on our ability to declare dividends, repurchase our capital stock, borrow money, sell our assets, or advance loans to others.  The notes contain events of default which, if triggered, will result in the requirement to pay a default amount as specified in the notes.  The default amount depends on the particular event of default.  In some cases, the amount we would owe the holder could be two times the sum of the outstanding principal balance of the notes, accrued and unpaid interest, default interest (at 22% per annum), and other amounts required under the notes.  In other cases, the amount we would owe the holder would be 150% of the sum of the outstanding principal balance of the notes, accrued and unpaid interest, default interest, and other amounts required under the note.  Other cases elicit other default amounts as provided under the notes.  The notes also provide for an option for the holder to take the default amount in shares of our common stock under a formula provided in the notes in lieu of a cash payout.

While we have raised capital from equity and debt transactions totaling approximately $721,000 for the nine months ended September 30, 2011 and approximately $3,300,000 for the year ended December 31, 2010, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding through use of the Equity Line or from other sources. If we do not meet the conditions of the Equity Line, we may be unable to raise funds through that financing source.  In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

Research and Development

 Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2011, and 2010 the Company capitalized approximately $141,000 and $143,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $76,000 and $119,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the first quarter of the 2011, the Company recorded a write off of approximately $39,000 for website development costs which is included in the accompanying consolidated statement of operations. There was no impairment for the same period ended September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures .

(a)
Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2011 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)
Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended September 30, 2011 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Between July 1, 2011 and September 13, 2011, the Company issued short term convertible bridge notes payable in the principal amount of $75,000 to two members of board of directors. The notes bear interest at 10% interest and are due in 30 days from the effective date. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

On July 27, 2011, the Company issued a convertible promissory note in the principal amount of $42,500 to one investor. The note bears interest at 8%, and is due six months from the effective date. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to a single individual and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since such individual agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Between August 5, 2011 and September 13, 2011, the Company issued short term convertible bridge notes payable in the principal amount of $51,000 to one investor. The notes bear interest at 0% interest and are due in 30 days from the effective date. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to a single individual and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since such individual agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On August 24, 2011 in connection with the Equity Credit Agreement we issued 1,034,340 shares of our common stock to Eclipse as a portion of its commitment fee. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On September 22, 2011, the Company issued $35,000 convertible promissory note in the principal amount of $35,000 to one investor. The note bears interest at 8%, and is due six months from the effective date. The offering was not a public offering as defined in Section 4(2) and Regulation D because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) and Regulation D of the Securities Act for this transaction.

In the three months ended September 30, 2011, one shareholder converted 131,985 shares of Series A Preferred Stock into 1,319,850 shares of common stock.  The Company exchanged its securities with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act.

The Company issued 567,610 for the three months ended September 30, 2011 of the Company’s restricted common stock as payment for services to the Board of Directors. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

For the three months ended September 30, 2011, the Company issued 69,649 of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes to 11 investors. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensured that these shares will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

During the three months ended September 30, 2011, the Company issued 185,185 shares of common stock as a result of 185,185 warrants exercised for proceeds of $1,852. The Company exchanged its securities with existing security holders and no remuneration or commission was paid in reliance on Section 3(a)(9) of the Securities Act.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of September 30, 2011.  In addition, the Company is in default on the principal of short term bridge notes payable totaling approximately $225,000 as of September 30, 2011.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6. Exhibits.

(a)          Exhibits

10.1	Investment Agreement with Eclipse (incorporated herein by reference to the Form 8-K filed with the SEC on August 26, 2011).

10.2	Registration Rights Agreement with Eclipse (incorporated herein by reference to the Form 8-K filed with the SEC on August 26, 2011).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.
(Registrant)

By:	/s/ Erica Zalbert
Erica Zalbert, Principal Financial Officer

Date: November 14, 2011