Form 10-K
period 2011-12-31
ProText Mobility, Inc.
filed 2012-04-16
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No: 001-31590

PROTEXT MOBILITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of Incorporate or organization)	(I.R.S. Employer Identification No.)

60 Queens Street, Syosset, NY	11791
(Address of principal executive offices)	(Zip Code)

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

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company
		(Do not check if smaller reporting company)	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "TXTM" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.07 was approximately $14,729,383. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at April 13, 2012 was 192,421,812.

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

PART I

Item 1. Description of Business

ProText Mobility Inc. (formerly known as EchoMetrix Inc. and SearchHelp, Inc.) was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc., a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and Merger with the Secretary of State of Delaware pursuant to which EchoMetrix, Inc. was merged into the Company, and the Company's corporate name was changed from SearchHelp, Inc. to EchoMetrix, Inc.  In December of 2010, the Company formed a new subsidiary, ProText Mobility, Inc., and filed a Certificate of Ownership and Merger with the Secretary of State of Delaware pursuant to which ProText Mobility, Inc. was merged into the Company, and the Company’s name changed from EchoMetrix, Inc. to ProText Mobility, Inc.

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

Business Strategy and Products

The mobile phone handset market returned from the economic downturn and grew strongly in 2010. A particularly strong sector of the handset market in 2010, were “smartphones.” According to the TomiAhonen Almanac 2011, an industry summary eBook which includes updated data on the mobile telecom industry, mobile phone sales increased from 1.24 billion in 2009 to 1.38 billion in 2010, an 11% increase. Smartphones alone sold close to 300 million units in 2010. A press release issued in February 2011 by Gartner, Inc., an information technology research and advisory company, stated that worldwide smartphone sales will reach 468 million units in 2011, a 57.7% increase from 2010.  Specific to mobile messaging, the TomiAhonen Almanac 2011 reports that the industry generated $172 billion in 2010, with text messages representing $153 billion and the other messaging types, instant messaging (IM) and email, adding the remaining $19 billion.  Furthermore, mobile telecommunication service revenues grew from $865 billion in 2009 to $928 billion in 2010, a 7% growth rate, and consumer applications specifically grew from $1 billion in 2009 to $3 billion in 2010, a 300% increase. According to Gartner, Inc., worldwide PC unit growth is on pace to total 364 million units in 2011, a 3.8% increase from 2010. PC shipments are forecast to see better growth by the end of 2012, when units are expected to reach 404 million units, a 10.9% increase from 2011. However, according to Gartner, Inc., these numbers have been reduced from previous projections due to sharply downgraded forecasts for Western Europe and the United States and the increased usage of media tablets over more traditional PCs. We must constantly evolve our products in order to keep up with the changes in the economy and the online and mobile markets.

Our Products

In July 2011, Hart Research Associates, a survey research firm, conducted a research project on behalf of the Family Online Safety Institute in order to better understand parents’ knowledge and attitudes toward online safety, and their self-reported use of parental control technologies or other tools for monitoring children’s online activity across various platforms. Out of the 702 parents surveyed, more than half reported using parental control technologies to monitor their child’s online activities, which include the internet and mobile devices. We currently have three products aimed at protecting children from dangerous situations that arise on the internet and mobile communication devices.  Our SafeText and DriveAlert parental management products are for use with mobile communications devices, and our Family Safe Parental Controls product is for use on the internet.

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

Marketing

SafeText and DriveAlert

Our marketing strategy for the SafeText and Drive Alert products is to provide products primarily directly to consumer. We are also leveraging mobile carrier platforms for solution sponsorship. Our products are offered directly to consumers on the ANDROID marketplace, through our association with the AmberWatch Foundation at www.amberwatchsafetext.com, at the Amazon App Store, GetJar and Blackberry App World.  SafeText is also offered to consumers by distribution through the AT&T App Center.

FamilySafe Parental Control

FamilySafe parental control programs are available online through a number of web sites and landing pages.  These web sites primarily point back to our FamilySafe division’s main site, www.sentryparentalcontrols.com.

Competition

Our competition for the SafeText and DriveAlert products are other developers of applications available in the marketplaces within a subscriber carrier including  NetNanny, a provider of internet filter software, and SMobile Systems Inc, which provides parental controls for smartphones. The FamilySafe division competes for business with other companies that have child-monitoring software, including the following companies: NetNanny (ContentWatch, Inc.), Cybersitter (Solid Oak Software, Inc. (US)), CyberPatrol (SurfControl), McAfee Parental Controls (Networks Associates Technology, Inc.), Norton Parental Controls (Symantec Corporation), FilterPak (S4F, Inc.), Cyber Sentinel (Security Software Systems, Inc.) and Cyber Snoop (Pearl Software, Inc.).

We respond to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our work bolster our sales and marketing channels.   We have made regular updates to our platforms and products.  Since February 2011, when SafeText was first launched for Android, we launched the Blackberry-based SafeText application in April 2011 and the mobile parent control center in May 2011. Also in April 2011, we introduced a new payment option via carrier billing that allows customers to subscribe to SafeText by entering their mobile phone number and charging the payment directly to their mobile phone bill.  In June 2011, we launched an upgraded SafeText, whose new features include speed detection, mobile web browsing, voice call log and image archiving.  In August 2011 we launched DriveAlert, a “safe driving” solution in response to increased incidences of distracted driving.

Economic Dependency

Since 2009 we have sold our products primarily on-line.   There was no single customer that accounted for more than 10% of the sales for the fiscal years ended December 31, 2011 or 2010.

Intellectual Property

We have filed patent protection for our SafeText solution and seek to file additional protection measures. To date, we have filed provisional patents for our Smart Message Analyzer and various other proprietary processes and concepts and look to file additional protection measures, such as trademark, trade name and copyright protection.  We also rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of April 13, 2012, the Company has four full time employees.

Property

Our principal executive offices are located at 60 Queens Street, Syosset, New York 11791.  Our lease for such premises commenced April 1, 2012 and is for one year term for a monthly rent of $1,350.00

Legal Proceedings

Almut Von Biedermann

On May 10, 2010, we were served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. We believe the action to be frivolous and intend to vigorously defend our position. We have accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk, and you should be able to bear the complete loss of your investment. You should carefully consider the risks described below, the other information in this prospectus when evaluating our company and our business. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and investors could lose all or a part of the money paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

If we continue our history of losses, we may be unable to continue our operations

We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue making a profit or earn a significant amount of revenues.  If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.   We generated revenue of approximately $26,000 and $31,000 for the years ended December 31, 2011 and 2010, respectively, and incurred net losses of approximately $3,589,000 and $5,679,000 for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 we had an accumulated deficit of approximately $46,788,000 a stockholders’ deficit of approximately $2,676,000 and a working capital deficiency of $2,328,000.

We may not be able to continue our business as a going concern

If we are unable to continue as a going concern, you may lose your entire investment.  The report of our independent auditors for the fiscal years ended December 31, 2011 and December 31, 2010 is qualified subject to substantial doubt as to our ability as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2011, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2011, that such results raised substantial doubts about our ability to continue as a going concern. If we are unable to continue as a going concern, you may lose your entire investment.

If we are unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected

If we are not able to raise enough funds through the Equity Line or other sources, we may not be able to successfully develop and market our products and our business may fail. The Company's cash on hand at December 31, 2011 totaled approximately $4,000 and at December 31, 2010 totaled approximately $60,000. To date, the Company received proceeds from sale of the Company’s Series B Preferred Stock totaling $4,650,000, proceeds from the sale of the Company’s Series A Preferred Stock totaling $2,050,000, proceeds from the use of the Equity Line of $30,000, proceeds from the sale of common stock and exercise of warrants and options in the aggregate of approximately $5,550,000, and approximately $8,003,000 from the issuance of debt. However, we have generated minimal revenue from operations. We do not have any commitments for financing other than the Equity Line, and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through the Equity Line, due to the conditions of the Equity Line we cannot guarantee that we will be able to raise money through the use of the Equity Line or that we will be able to utilize the full Equity Line.

As we raise additional capital, a shareholder’s percentage ownership interest in ProText Moblility will likely be reduced

The raising of additional financing would in all likelihood result in dilution or reduction in the value of our securities. Our ability to operate is dependent upon obtaining sufficient capital. In September of 2009, we entered into a Stock Purchase Agreement for sales of our Series B Preferred Stock and to date we have issued 511,551 shares of preferred stock.  Each share of preferred stock converts to 100 shares of common stock at the option of the holder.  Preferred stock has a priority to the common stock, and will reduce common shareholders' percentage of ownership. In addition, we have also issued warrants which are exercisable for shares of common stock.  Upon conversion of the preferred stock and exercise of the warrants, common shareholders' ownership interest will be further reduced. If we issue additional stock in accordance with the Amended Stock Purchase Agreement, common shareholders' ownership interest will be further reduced. We have recently raised money from the sale of convertible notes that contain a conversion feature with a discount to market.  Such a discount will have a dilutive effect on our current shareholders as well.

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

We are in the development stage and our operations and the development of our products are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to:

•	the absence of an operating history;
•	the lack of commercialized products;

•	insufficient capital;
•	expected substantial and continual losses for the foreseeable future;

•	limited experience in dealing with regulatory issues;
•	an expected reliance on third parties for the development and commercialization of our proposed products;

•	a competitive environment characterized by numerous, well-established and well capitalized competitors; and
•	reliance on key personnel.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

We are currently in default under several of our notes.

We have not made all of the required payments under several notes that matured during 2007 and 2008 in the aggregate principal amount of $114,034.  In addition, we have not made required payments under eight notes that matured between February 2011 and December 2011 in the aggregate principal amount of $746,125.  Should the holders of any of these notes demand payment and we are unable to renegotiate the terms of the note or raise funds at the time of any such demand to repay amounts owed, the note holders could declare the notes in default and take legal action against us.  Our ability to continue to operate is dependent upon our ability to raise additional funds to repay the notes secured by our assets and/or negotiate forbearance agreements.

We have several notes that are due in 2012 and we will need additional capital to repay these loans when due and may not be able to obtain it.

As of December 31, 2011 we had notes in the aggregate principal amount of $180,016 outstanding, of which two notes in the principal amount of $77,500 were paid subsequent to December 31, 2011, however four notes in the principal amount of $102,516 are due between April 30, 2012 and June 30, 2012.   Additionally, the Company borrowed approximately $139,000 to repay the principal amount of $77,500 plus the pre-payment penalty and interest associated with such loans. We will need to raise additional funds in order to repay these loans.   In addition we will need to raise additional funds to support further expansion, meet competitive pressures, and respond to unanticipated requirements. We cannot assure you that additional financing will be available to us as needed or on terms favorable to us. We currently do not have any commitments for additional funding other than the Equity Line, which is dependent upon stock sales volume and our stock price over which we have no control.

If we do not have sufficient funds to pay our secured notes when they become due, the note holders have the right to foreclose upon our assets, which could force us to suspend all operations.

Our secured convertible notes in the aggregate principal amount of $175,000 were not paid upon their maturity in June 2011, August 2011 and December 2011 and the holders could declare the notes in default and take action to seize our assets, which would force us to suspend all operations. We currently have senior convertible notes in the principal amount of $175,000 outstanding which are secured by our assets and intellectual property, all of which are past due. We currently do not have the funds necessary to pay the accrued interest or the principal amount outstanding. There can be no assurance note holders will forbear on exercising their rights against us.

The holder of our Series B Preferred Stock controls the right to vote our common stock as well as our right to effectuate certain actions.

The holder of our Series B Preferred Stock has the right to control the vote of 51% of our outstanding common stock with regard to an increase in our authorized shares and has the right to 51,155,100 votes based on their ownership of the Series B Preferred Stock.  As a result, the holder of our Series B Preferred Stock may be able to effectively control the management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate actions. In addition, we are required to obtain the approval of holders of 66% of the Series B Preferred Stock with respect to certain actions, including an increase or decrease in the board size or any committee, an amendment to or waiver of provisions of our organizational documents, the sale of any equity or debt security other than certain exempted transaction, declaration or payment of a dividend, redemption of stock, sale of a substantial portion of our debt or equity or the engagement in a transaction with an affiliate, officer or director. This concentration of control may delay or prevent a change of control and may adversely affect the market value of our common stock.

We may need to increase our number of shares of authorized common stock prior to initiating puts for a substantial number of shares of common stock.

We currently are authorized to issue 400,000,000 shares of common stock and have 184,403,757 shares of common stock outstanding and have reserved an additional 214,296,143 shares of common stock for issuance upon exercise of convertible securities that are currently outstanding.  In 2012, a total of 75,953,037 options/warrants and shares have been returned to the Company, however based upon our current market price, the remaining 81,253,137 shares may not be enough to allow us to raise substantial funds under the Equity Line and other financings and therefore we may need to increase our authorized stock in order to raise a substantial amount of funding under the Equity Line or other financings.  There can be no assurance that we will be able to obtain the necessary shareholder approval for such an increase.

We have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is comprised of four directors, two of whom are not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act. An independent audit committee plays a crucial role in the corporate governance process, assessing our company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, the director on our board of directors is not considered to be a “financial expert” in that he does not have the education or experience of being a chief financial officer.

Our inability to retain and attract key personnel could seriously harm our business and adversely affect our ability to develop our products

We believe that our future success will depend on the abilities and continued service of our senior management and executive officers, particularly Peter Charles, our Interim Chief Executive Officer, and those persons involved in the research and development of our products. If we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and market our products and other future products being developed.

Our software technology and strategy may not be successful

Our success will depend almost entirely upon the acceptance of our products and services by parents with children under the age of 17, elementary and middle schools, media companies and households. Market acceptance will depend upon several factors, particularly the determination by parents that they need and want to monitor and protect their children while on the Internet and mobile devices. A number of factors may inhibit acceptance, including the existence of competing products, our inability to convince families that they need to pay for the products and services that we will offer, or failure by households and service companies to use our products. If our products are not accepted by the ultimate end user, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

The commercialization of our new technology and strategy may not be successful

Our success will depend upon the acceptance of our products and services by consumers and companies within the computer and mobile industry. Market acceptance will depend upon several factors, particularly the determination by consumers and companies that they need and want a premium service for their computer or mobile devices that provide parents a solution to help manage their children’s communications activities. A number of factors may inhibit acceptance, including our inability to convince consumers and businesses that they need to pay for the products and services that we will offer. If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and most likely result in a lower stock price.

We may not be able to compete successfully against current and future competitors

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our primary market and be able to compete at a profit. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could seriously damage our business and chances for success.

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

Our business also depends on providing applications that wireless subscribers want to buy. We must continue to invest significant resources in research and development to enhance our offering of wireless applications and introduce new applications. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences and competing applications. A shift in mobile phone usage or the interest in parental control products could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which we are developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which we are developing applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

Wireless carriers generally control the price charged for our applications either by approving the price of our applications or by establishing the price charged to their wireless subscribers. The carriers' control over the pricing of our applications could adversely affect market acceptance of our applications and our revenues.

We must obtain approval from our wireless carriers for the pricing of the applications that we propose to offer to their subscribers. These approvals may not be granted in a timely manner or at all. Some of our carrier agreements may also restrict our ability to change prices. In addition, our carriers generally have the ability to set the price charged to their wireless subscribers. Failure to obtain, or a delay in obtaining, these approvals, or the price the carriers charge for our applications could adversely affect market acceptance of our applications.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our applications, or if we incur excessive expenses promoting and maintaining our brand, our business could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers' ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as NetNanny and S-Mobile, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, planned expansion and growth.

The credit markets have experienced extreme volatility in recent years, and worldwide credit markets have remained unstable despite injections of capital by the federal government and foreign governments. Banks and other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers. Companies with low credit ratings may not have access to the debt markets until the liquidity improves, if at all. If we do not meet the conditions necessary for use of the Equity Line, we will be forced to seek other funding.  If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our expansion plans.

We may not be able to successfully recruit and retain skilled employees, particularly scientific, technical and management professionals.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with our technology. Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future. Because of the highly technical nature of our products, the loss of any significant number of our personnel could have a material adverse effect on our business and operating results.

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

Our officers and directors have limited liability against lawsuits.

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

Our company is a party to various litigations.

We have been engaged in various litigations (See “Legal Proceedings” below). A negative outcome in these actions could adversely affect our business. We could be subject to future litigations that could materially affect our ability to operate our business, which would negatively impact our results of operations and financial condition.

RISKS RELATED TO OUR SECURITIES

Issuance of preferred stock could hurt holders of common stock.

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we authorized a class of 1,526,718 Series A 7% of cumulative preferred stock and 28,968 Series A shares remain outstanding as of the date hereof. Our board of directors authorized a class of Series “B” preferred stock, with 1,000,000 shares designated, and since that date, we have sold 511,551 shares. We may issue additional shares of Series A or Series B stock in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our stock price has been volatile.

Our stock price fluctuated between $0.01 and $0.16 for the year ended December 31, 2011, and between $0.05 and $0.23 for the year ended December 31, 2010. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

•	Technological innovations or commercialization of new products by our competitors;
•	The release of research reports by securities analysts;

•	Disputes concerning patents or proprietary rights;
•	Financial results of other firms, particularly those in our industry; and

•	Economic and other external factors.

A limited trading market currently exists for our securities and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the OTC-BB. We cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment.

There will be a significant number of shares of common stock eligible for future sale and this may hurt the market price of the shares.

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2011, we had a total of 184,403,757 shares of common stock outstanding, but there were also 214,296,143 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our common stock will see their interest as a percentage of the total number of our common stock diluted.

We have never paid any cash dividends.

We have never paid any cash dividends on our shares of common stock and there are presently no plans being considered that would result in the payment of cash dividends.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

 In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

Because our common stock is deemed a low-priced “penny stock,” it will  be cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

We will be subject to certain provisions of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock” rules as defined in Rule 3a51-1.  A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers.  These require a broker-dealer to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;

•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock.  Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

RISKS RELATED TO INTELLECTUAL PROPERTY

 We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

Competitors or others may infringe our future patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive and distract our management.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications for these inventions. We also cannot be certain that our future patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property as critical to our success. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following:

•	our patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications;

•	the patents we are granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons;

•	parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements;

•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement prohibitive;

•	even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and

•	other persons may independently develop proprietary information and techniques that are functionally equivalent or superior to our intellectual proprietary information and techniques but do not breach our patented or unpatented proprietary rights.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, former employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or independently develop processes or products that are similar or identical to our trade secrets, and courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 60 Queens Street, Syosset, New York 11791.  In April 2012, we entered into a one year lease for a monthly rent of $1,350.00.

Rent expense was approximately $55,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.

We believe that our facilities are adequate for our current and near-term needs.

Item 3. Legal Proceedings.

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company is currently in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

ProText Mobility Inc's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase one share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase one share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock is quoted on the OTC Bulletin Board and trades under the symbol TXTM. The Class A and the Class B Warrant both expired June 30, 2011.

As of April 13, 2012, the Company had outstanding 192,421,812 shares of its Common Stock, par value $0.0001 per share,

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2011 and 2010. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
High	$0.16	$0.13	$0.16	$0.05
Low	$0.10	$0.06	$0.04	$0.01

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
High	$0.15	$0.23	$0.16	$0.16
Low	$0.05	$0.06	$0.06	$0.05

The high and low bid prices for shares of the Company’s  Common Stock on April 13, 2012 was $0.035 and $0.03, per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

Penny Stock

Our stock is considered to be a penny stock.  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders

As of April 13, 2012, the Company had approximately 1,515 holders, of which 185 are record holders of the Company's common stock.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	$0.00	18,404,071

Equity compensation plans not approved by security holders	31,504,900	$0.09	0

Total	31,504,900	$0.09	18,404,071

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 18,404,071 shares at December 31, 2011.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

In the fourth quarter of 2011, pursuant to a stock purchase agreement the Company received $50,000 and issued 1,666,665 shares of common stock.

In the fourth quarter of 2011, the Company issued 3,159,438 shares of common stock pursuant to a conversion of a promissory note of $40,000.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. – Selected Financial Data

N/A

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Certain statements contained herein, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included herein. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

Background

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. In the fiscal year 2011, the Company received approximately $476,000 from bridge notes and approximately $457,000 from the exercise of stock options, warrants, equity line puts and common stock purchases. If the Company does not receive additional funding through the Equity Line, the Company will need to raise additional capital. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

Revenue Recognition: The Company recognizes revenues in accordance with authoritative guidance and when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectability is reasonably assured. Software products and services revenue is derived from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2011 and 2010

Revenue for the year ended December 31, 2011 and 2010 was approximately $26,000 and $31,000, respectively, an approximate 17% decrease of approximately $5,000. Gross loss decreased approximately 50% to approximately $116,000 from $231,000 due to the decreased amortization and write off’s of software costs in the current period ended December 31, 2011 compared to the same period in the prior year.

Selling costs for the year ended December 31, 2011 and 2010 was approximately $21,000 and $200,000, respectively, a decrease of approximately 89% ($179,000) from a result of a decrease in travel expenses.

Website costs increased by approximately 64% ($54,000) for the year ended December 31, 2011 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $2,510,000 from approximately $3,914,000 for the year ended December 31, 2011and 2010, respectively.  The decrease of approximately 36% ($1,404,000) consists of the following changes:

●	Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $912,000 for the current period ended December 31, 2011 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

●	Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $463,000 for the year ended December 31, 2011 compared to the same period in 2010. This is primarily a result of a significant decrease in consulting expense of approximately $81,000 and a decrease of approximately $374,000 in legal and other professional services.

Interest expense for the year ended December 31, 2011 and 2010 was approximately $112,000 and $227,000 respectively, a decrease of approximately 51% ($115,000). The decrease in interest expense is due to the fact that the outstanding balance of convertible notes was lower as of December 31, 2011 compared to the same period in the prior year.

Gain on extinguishments of liabilities totaled approximately $20,000 for the year ended December 31, 2011 and was due to settlements of outstanding liabilities and a due to shareholder balance. The Company issued 2,462,421 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the year ended December 31, 2011 and 2010 was approximately $627,000 and $684,000, respectively. Although the principal amount of notes payable is lower in the current period, the Company recorded the amortization from notes when the debtors extended the notes in the second quarter of the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception, and further losses are anticipated in the development of our business raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of securities and/or the Equity Line.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.   At December 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of approximately $4,000 and $60,000, respectively and a working capital deficiency of approximately of $2,328,000 and $1,916,000, respectively.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

We entered into the Equity Credit Agreement with Eclipse on August 24, 2011.  Pursuant to the Equity Credit Agreement, Eclipse committed to purchase up to $7,500,000 of our common stock, over a period of time terminating on the earlier of: (i) 24 months from the effective date of the registration statement of which this prospectus forms a part; or (ii) the date on which Eclipse has purchased shares of our common stock pursuant to the Equity Credit Agreement for an aggregate maximum purchase price of $7,500,000; such commitment is subject to certain conditions, including limitations based upon the trading volume of our common stock. The purchase price to be paid by Eclipse will be 93% of the market price of our common stock on the date the purchase price is calculated.

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

Pursuant to the terms of the Equity Credit Agreement we agreed to pay to Eclipse a commitment fee of One Hundred Thousand Dollars ($100,000), half of  which was paid  on the execution date of the Equity Credit Agreement through the issuance of 1,034,340 shares of our common stock, having a value equal to Fifty Thousand Dollars ($50,000) based upon a deemed valuation equal to the average closing bid prices of our stock on the five trading days preceding such execution, and the balance of 1,541,307 shares of our common stock, having a value equal to Fifty Thousand Dollars ($50,000) was issued on November 2, 2011, based upon a deemed valuation equal to the average closing bid prices of our stock on the five trading days preceding date.   Despite our recent financings, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements such as the Equity Line; however there can be no assurance that we will meet the conditions necessary to be able to use the Equity Line. Other than the Equity Line, we do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Net cash used in operating activities for the year ended December 31, 2011 and 2010 was approximately $761,000 and $2,390,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $3,589,000 offset by adjustments totaling approximately $2,827,000, which primarily relates to approximately $939,000 of non cash stock compensation expense, an increase in accounts payable and accrued expenses of approximately $989,000 and $749,000 of depreciation and amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $5,679,000 offset by adjustments totaling approximately $3,289,000, which primarily relates to $1,586,000 of non cash stock compensation expense, debt modification expense of $273,000 and depreciation and amortization of $882,000.

Net cash used in investing activities for the year ended December 31, 2011 and 2010 was approximately $192,000 and $183,000, respectively, and is attributable to the additions of capitalizable software and website development costs.

Net cash provided by financing activities was approximately $897,000 and $2,596,000 for the year ended December 31, 2011 and 2010, respectively. The decrease was a result of the proceeds from the sale of the Company’s Preferred B Stock totaling $2,650,000 in the prior period compared to net proceeds totaling approximately $933,000 from sales of restricted common stock and bridge note holders in the current period.

Outstanding Indebtedness

Set forth below is a chart of our outstanding debt obligations as of December 31, 2011:

Amount	Date of Investment	Maturity Date	Features
25,000	5/27/2010	2/27/2011

Interest -10% per annum

Convertible at $.14 per share

Mandatory principal repayment of 50% of net funds when company receives cash from option or warrant exercises and 50% of net positive cash flow when company has positive cash flow in any one quarter in excess of $1,000,000

Senior in payment of dividends and distributions to all debt and Series B Preferred Stock

50,000	5/27/2010	2/27/2011	Interest -10% per annum Convertible at $.14 per share

445,125	12/29/2010	10/1/2011	Interest -12.5% per annum Convertible at $.07 per share

100,000	3/15/2011	6/15/2011	Interest -10% per annum Convertible at $.14 per share Secured by company assets and intellectual property

12,500	7/1/2011	8/31/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

25,000	7/8/2011	8/8/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

12,500	7/8/2011	8/8/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

42,500	7/25/2011	4/27/2012	Interest-8% per annum Convertible at a 40% discount rate 180 days after issuance

25,000	8/5/2011	2/5/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

5,000	9/1/2011	3/1/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

15,000	9/6/2011	3/6/2012	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

25,000	9/13/2011	12/13/2011	Interest -10% per annum Convertible at $.07 per share Secured by company assets and intellectual property

6,000	9/23/11	12/23/2011	Interest -0% per annum Convertible at 70% of the 5 day VWAP with a maximum conversion of $.12

35,000	9/22/2011	6/26/2012	Interest-8% per annum Convertible at a 40% discount rate 180 days after issuance

10,000	10/31/2011	4/28/2012	Interest-10% per annum Convertible at $.03 per share Secured by company assets and intellectual property

10,000	10/31/2011	4/28/2012	Interest-10% per annum Convertible at $.03 per share Secured by company assets and intellectual property

5,516	12/30/2011	6/27/2012	Interest-10% per annum Convertible at $.03 per share Secured by company assets and intellectual property

77,000	12/30/2011	6/27/2012	Interest-10% per annum Convertible at $.03 per share Secured by company assets and intellectual property

114,034	9/1/05 through 9/25/06	9/2/07 through 9/25/08	Interest -12% per annum Convertible at $.40 per share

Total: 1,040,175

The Company has outstanding 12% convertible notes payable of approximately $114,034 as of December 31, 2011 which are in default for non-payment by maturity date.  In addition, the Company has approximately $926,141 of short term bridge notes outstanding as of December 31, 2011 of which approximately an aggregate principal amount of $746,125 is in default due to non payment by maturity date.  Notes in the aggregate principal amount of $180,016 are due between April 30 and June 27, 2012.

On July 25, 2011 and September 22, 2011 we issued convertible promissory notes in the principal amount of $42,500, and $35,000, respectively.  Each note bears interest at the rate of 8% per annum and the notes mature on April 27, 2012 and June 26, 2012, respectively.  Each note is convertible into shares of our common stock beginning 180 days from the date of the note at a conversion price of 60% of the average of the lowest three trading prices of our common stock during the 10 trading days on the OTC-BB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are only entitled to prepay the notes from the date of the notes until 90 days thereafter at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the notes, so long as the holder of the notes has not elected to convert the notes into our common stock.  We are only entitled to prepay the notes 91 days from the date of the notes up to 180 days from the date of the notes at 175% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the notes. We have no right to prepay the notes after 180 days from the date of the notes. On January 31, 2012, and April 4, 2012 the Company borrowed approximately $76,000 and $62,000 to prepay the notes dated July 25, 2011 and September 22, 2011.

While we have raised capital from equity and debt transactions totaling approximately $933,000 for the year ended December 31, 2011 and approximately $3,300,000 for the year ended December 31, 2010, we are dependent on improved operating results and raising additional funds over the next twelve month period. There are no assurances that we will be able to raise additional funding through use of the Equity Line or from other sources. If we do not meet the conditions of the Equity Line, we may be unable to raise funds through that financing source.  In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, we may be forced to curtail or cease our activities.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At December 31, 2011, the Company had cash and cash equivalents of approximately $4,000 and a working capital deficiency of approximately $2,328,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2011, and 2010 the Company capitalized approximately $192,000 and $183,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2011 and 2010 was approximately $107,000 and $145,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the fourth quarters of the fiscal years ended December 31, 2011 and 2010 the Company determined there was an impairment to the software capitalization and website development costs related to obsolete product and legacy website costs and recorded write offs of approximately $81,000 and $130,000, respectively, which is included in the accompanying consolidated statement of operations.

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

 In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after September 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011. The Company is currently in the process of assessing the impact that ASU 2011-02 will have on consolidated audited financial statements.

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

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our disclosure controls and procedures were effective as of December 31, 2011.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

			Year
Name	Age	Position	Began Service
Peter Charles	42	Director, Interim Chief Executive Officer, Chief Operating Officer	2009

Erica Zalbert	37	Chief Financial Officer	2008

Frank Chester	62	Director	2009

David Lewis	42	Director	2009

Tyler Olbres (1)	35	Director	2010

(1)	Mr. Tyler Olbres resigned from the board of directors on January 4, 2012.

Peter Charles – Chief Operating Officer and Interim Chief Executive Officer, Member of the Board

Mr. Charles joined the Company in October 2009 as Vice President, Director of Corporate Affairs and has been a director of the Company since November 2009. Currently, Mr. Charles holds the position of Chief Operating Officer and Interim Chief Executive Officer. As part of his day-to-day operational and managerial duties, Mr. Charles oversees corporate and technology development, strategic planning and corporate communications. Prior to joining Protext Mobility, from 2006 to 2009, Mr. Charles was with Thorium Power, now Lightbridge Corporation (NASDAQ: LTBR), a developer of novel nuclear fuels, where his primary responsibilities were to carry out various treasury duties and he played an instrumental role in the company attaining a NASDAQ listing. While at Lightbridge, Mr. Charles was an industry expert for the Nuclear Energy Institute, promoting the use and development of nuclear energy. Prior to joining Thorium Power in 2006, from 2001 to 2006 Mr. Charles was with Oppenheimer & Co., a full service investment firm. At Oppenheimer, Mr. Charles was registered as a General Securities Professional and was licensed for Sales Supervision and Management. Mr. Charles has over 18 years of experience in financial markets, working with various levels of investors including middle-market institutional investors. As a focus, Mr. Charles specialized in Control and Restricted Stock where he is well versed in SEC and NASD rules and the associated filing procedures. Mr. Charles is also well versed in global macroeconomics and regularly studies financial and economic history. Mr. Charles's financial and economic knowledge and experience led to the conclusion he should serve on the Company's board of directors given the Company's business and structure. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing public companies. Through his services as the Company’s Chief Operating Officer and interim Co-Chief Executive Officer, he developed extensive knowledge of the Company’s business.

Erica Zalbert - Chief Financial Officer

Since 2008, Ms. Zalbert has been responsible for the Company’s finances and regulatory reporting to the Securities and Exchange Commission. In addition, Ms. Zalbert maintains a close working relationship with the board of directors playing a crucial supportive role with regard to financial and operational initiatives. Ms. Zalbert resigned as Interim Co-Chief Executive Officer on October 11, 2011. Before Ms. Zalbert joined the Company, from 2006 to 2008, she served as Controller to Cambridge Who's Who, a privately held company where she established and lead the accounting department, and oversaw internal accounting and mergers consolidation and financial reporting. Prior thereto, from 2003 to 2006, Ms. Zalbert held the position of Vice President of Financial Reporting for Newtek Business Services (NASDAQ: NEWT) where she was trusted to re-engineer the accounting department responsible for consolidating financials of the company’s 60+ subsidiaries and SEC and audit compliance. Ms. Zalbert started her career in finance and accounting at PricewaterhouseCoopers as an Associate in 1998, leaving in 2003.

Members of the Board

David M. Lewis - Senior Strategic Advisor, Member of the Board

Mr. Lewis has served on the Board since September 2009 and currently serves as a senior strategic advisor. He is a founding partner of Rock Island Capital, a partnership established to invest in and acquire a controlling interest in a single public company, Protext Mobility. The Rock Island team and investment group is comprised of seasoned business professionals with decades of operational experience. The group seeks to invest in companies with compelling value and exceptional growth potential. At Rock Island, Mr. Lewis is responsible for developing corporate client relationships leading to investment opportunities as well as managing various aspects of public and private market transactions. Mr. Lewis began his investment career in 1994 and has had affiliations with leading investment banking firms including Alex Brown & Sons, Prudential Securities, and Oppenheimer & Co. Prior to forming Rock Island, Mr. Lewis specialized in public market transactions including initial & secondary public offerings, P.I.P.E. transactions, and institutional trading. In addition to private banking services, Mr. Lewis’s background also includes in depth asset management and asset allocation. Over the past several years, Mr. Lewis has advised numerous companies in various industries including software, mobile, energy, nuclear power, and consumer products. Mr. Lewis’s past experiences and knowledge led to the conclusion he should serve on the Company’s board of directors given the Company’s business and structure. Mr. Lewis brings to the board of directors significant strategic, business and financial experience related to our business and our efforts to raise financing.

Tyler M. Olbres

Mr. Olbres is a Founder and Chairman of Interex Inc., a privately-held marketing communications company founded in September 1993. The company’s primary operating focus is in tradeshow and event marketing. Interex, under Mr. Olbres' leadership, has built award-winning marketing programs for leading global consumer brands including Lacoste, The Rockport Company, Liz Claiborne, Deckers Outdoor Corp., Saucony and Houghton-Mifflin Harcourt. Mr. Olbres is also the General Partner of Lantern Rock Limited Partnership, a private equity investment company that invests in consumer, energy, internet and technology companies. Of note, Mr. Olbres is an original investor in Energy Brands Inc., dba Glacéau, the maker of vitaminwater and smartwater, which was acquired in 2007 by The Coca-Cola Company for $4.1 billion. Mr. Olbres also presides over Three Palms of Delaware, LLC, a private investment company, and Three Dunes LLC, a private real estate development company. Mr. Olbres boasts a depth of professional experience and knowledge including visionary executive leadership, organizational restructuring, and public and media relations. Mr. Olbres's marketing knowledge and experience led to the conclusion he should serve on the Company's board of directors, given the Company's business and structure. Mr. Olbres brings a strong business background to us and experience in overseeing the management of companies, having served in several management positions.

Frank Chester

Prior to joining the board in 2009, Mr. Chester was self-employed. With more than 40 years in the finance industry and on the New York Stock Exchange, Mr. Chester is a much requested guest-expert on financial news television and broadcast programs such as CNBC, Fox Business, and Bloomberg radio. Mr. Chester is a former member of the New York Stock Exchange with 24 years of experience. During his time as a New York Stock Exchange member, he owned a seat for 15 years until the exchange became a public entity. Mr. Chester serves as advisor to brokerage firms on becoming active members on the floor. Mr. Chester's financial knowledge and experience led to the conclusion he should serve on the Company's board of directors, given the Company's business and structure. Mr. Chester is uniquely qualified to bring strategic insight to the board in its financing efforts.

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

Committees of the Board

Our company has a compensation committee consisting of Msrs, Chester, Lewis and Olbres (Mr. Olbres until he resigned January 4, 2012). This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

Our company currently does not have a nominating or audit committee or committees performing similar functions, nor does our company have a written nominating or audit committee charter. Our directors believe that it is not necessary to have such committees at this time, because the functions of such committees can be adequately performed by the board of directors. We do not have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is comprised of four directors, only two of whom are considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Exchange Act.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Peter Charles, at the address appearing on the first page of this prospectus.

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

Legal Proceedings

None of the current officers or directors of the Company have been the subject of litigation over the past ten years nor was any the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

·	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

·	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of ProText Mobility’s officers and directors, and persons who own more than ten percent of a registered class of ProText Mobility’s equity securities, to file reports of ownership and changes in ownership of equity securities of ProText Mobility with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish ProText Mobility with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to ProText Mobility during 2011, the Company believes that Randy Zelin, Peter Charles, David Lewis, Erica Zalbert, Tyler Olbres and Frank Chester each filed a Form 4 late.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

Each of our named executive officers has entered into a three year employment agreement with ProText Mobility. Pursuant to the respective employment agreements, each executive officer receives an annual base salary, a non-ISO option grant, paid health insurance and between three to four weeks of vacation annually. The employment agreements require the named executive officers to maintain the confidentiality of ProText Mobility information and subject them to non-competition and non-solicitation restrictions during their employment.

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)		Bonuses	Option Grants (2)	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

Peter Charles, Chief Operating	2011	$135,000		-	$-	-	$135,000
Officer, Interim
Executive Officer	2010	$135,000		-	$600,000	-	$735,000

Erica Zalbert, Chief Financial	2011	$99,358	(3)	-	$-	-	$99,358
Officer,	2010	$132,885	(3)	-	$100,000	-	$232,885

Jeffrey Greene, Former Chief (4)	2011	$-		-	$-	$-	$-
Executive Officer (4)	2010	$237,692		-	$-	$-	$237,692

(1)            Salary represents base salary earned in 2011 and 2010.

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

(3)           Ms. Zalbert compensation reflects her pro-rata salary for less than full time employment for the years ending December 31, 2011 and 2010.

(4)            Mr. Greene’s salary for 2010 includes compensation through his departure as Chief Executive Officer in September of 2010.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2011.

	OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)				(b)	(c)	(d)

Peter Charles, Chief	1,500,000	(2)	1,500,000	-	$0.17	10/1/14
Operating Officer, Interim	2,500,000		2,500,000	-	$0.10	5/27/15
Chief Executive Officer	1,750,000		1,750,000	-	$0.01	12/29/15

Erica Zalbert (1), Chief	1,142,881		1,142,881	-	$0.08	06/01/14
Financial Officer,	1,000,000		1,000,000	-	$0.01	12/31/15

(1)	Options exercised according to Ms. Zalbert’s 10b5-1 plan as filed with the Securities and Exchange Commission on June 21, 2010. Such plan expired June 21, 2011.
(2)	Mr. Charles returned 1,500,000 options to the Company on January 12, 2012.

Stock Plans

The Company’s 2004 Stock Plan, which is shareholder approved, permits the grant of up to 1,500,000 shares of common stock. The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is board of director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of common stock as stock compensation. The Company filed the 2009 Incentive Stock Plan with the Securities and Exchange Commission on October 19, 2010.

Employment and Consulting Agreements

We entered into an employment agreement with Erica Zalbert effective as of June 1, 2009 for a term of three years to serve as our Chief Financial Officer. The agreement provides that Ms. Zalbert will receive an annual base salary of One Hundred Fifty Thousand Dollars ($150,000), which is to be increased to $175,000 upon the raise of $3,000,000 in equity/debt or a combination thereof and $200,000 upon the raise of $4,000,000 within the first twelve months of the agreement. Ms. Zalbert receives a salary that is pro rated for the numbers of days that she works based upon an annual salary of $175,000 per year and is entitled to a minimum 10% raise each year. Ms. Zalbert was issued 250,000 options upon signing the agreement which vested immediately and contained a cashless feature. Ms. Zalbert was also issued 1,500,000 options, 500,000 of which vested on the one year anniversary of the agreement and each subsequent one year anniversary. She also receives certain other benefits such as health insurance. Our company has the right to terminate the agreement for Good Cause as defined in the agreement. If the agreement is terminated by us during the initial term, she is entitled to one month’s salary during year one, two months’ salary during year two and three months’ salary during year three. If Ms. Zalbert terminates the agreement due to a Company Material Breach as defined in the agreement, she is entitled to receive her full salary and benefits for three months after termination. If Ms. Zalbert terminates the agreement within 180 days of any warrant, option or bonus grant not for Good Cause she will forfeit such warrant, option or bonus received within the 180 day period. If we terminate the agreement for Cause as defined in the agreement, Ms. Zalbert will be entitled to receive accrued salary only through the termination date and if she is terminated for any other reason, she is entitled to receive severance equal to one year’s salary. Upon her death or disability she is not entitled to receive any base salary and upon a change of control she is entitled to receive her base salary and benefits specified in the agreement. The agreement also contains non-competition and non-disclosure provisions.

We entered into an employment agreement with Peter Charles effective as of October 1, 2009 for a term of three years to serve as our Vice President and Director of Corporate Affairs. The agreement provides that Mr. Charles will receive an annual base salary of One Hundred Thirty Five Thousand Dollars ($135,000), subject to a minimum 10% raise each year. Mr. Charles was issued 1,500,000 options upon signing the agreement, 500,000 of which vested immediately and 500,000 of which vested on the one year anniversary of the agreement and 500,000 of which vested on the second anniversary, October 1, 2011. Mr. Charles was also eligible to receive and did receive 2,500,000 performance based options. He also receives certain other benefits such as health insurance. Our company has the right to terminate the agreement for Good Cause as defined in the agreement. If the agreement is terminated for Good Cause he has no right to any further base salary but if we terminate for any other reason during the initial term, he is entitled to one month’s salary during year one, two months’ salary during year two and three months’ salary during year three. If Mr. Charles terminates the agreement due to a Company Material Breach as defined in the agreement, he is entitled to receive his full salary and benefits for three months after termination. If Mr. Charles terminates the agreement within 180 days of any warrant, option or bonus grant not for Good Cause he will forfeit such warrant, option or bonus received within the 180 day period. If we terminate the agreement for Cause as defined in the agreement, Mr. Charles will be entitled to receive accrued salary only through the termination date and if he is terminated for any other reason, he is entitled to receive severance equal to one year’s salary. Upon his death or disability he is not entitled to receive any base salary and upon a change of control he is entitled to receive his base salary and benefits specified in the agreement. The agreement also contains non-competition and non-disclosure provisions.

We entered into a consulting agreement with Dmidnights, Inc., a company owned by one of our board members, David Lewis, effective as of October 2010 for a twelve-month term with automatic twelve month renewal periods unless terminated by either party in writing with 90 days advance notice. The agreement provides that Mr. Lewis will receive a monthly consulting fee of Fifteen Thousand Dollars ($15,000) or 2,000,000 shares annualized, commencing upon the effective date of the agreement, and payable in equivalent value in either equity options, and/or company stock. The amount of shares are to be calculated by dividing the dollar amount of compensation by the thirty day volume weighted average for the same month of service. Dmidnights, Inc. is also entitled to an equity bonus at year end at the discretion of our board of directors. The agreement also contains non-disclosure provisions.

Director Compensation

Directors who are employees of the Company do not receive any fees for their service on the Board. We use equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. Our non-employee directors receive quarterly equity compensation in the form of the Company’s restricted common stock and stock options to purchase shares of the Company's common stock.

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)

David Lewis	2011	$-	$80,000	(3)	$80,000
	2010	$-	$86,872	(4)	$86,872
Frank Chester	2011	$-	$80,000	(3)	$80,000
	2010	$-	$46,872	(4)	$46,872
Tyler Olbres (2)	2011	$-	65,500	(3)	65,500
	2010	$-	$8,261	(4)	$8,261

(1)	No options were exercised in 2011 or 2010 by any directors.

(2)	Mr. Olbres joined the Board in 2010 and resigned January 4, 2012.

(3)	Represents amounts recognized by ProText Mobility for financial statement reporting purposes of a) Mr. Lewis’ 1,658,759 shares of restricted common stock; b) Mr. Chester’s 1,658,759 shares of restricted common stock and c) Mr. Oblres’s 1,540,146 shares of restricted common stock.

(4)	Represents amounts recognized by ProText Mobility for financial statement reporting purposes of a) Mr. Lewis’ options to purchase common stock totaling 4,074,867(of which 4,000,000 was granted pursuant to a consulting agreement) and 429,310 restricted shares of common stock; b) Mr. Chester’s options to purchase common stock totaling 74,867 and 429,310 restricted shares of common stock and c) Mr. Olbres’ 97,362 shares of restricted common stock.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 13, 2012, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 13, 2012, consisted of 192,421,812 shares of common stock.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of c/o ProText Mobility, Inc., 60 Queens Street, Syosset, New York 11791.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 13, 2012 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Shares
	Beneficially	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	119,821,139	38.37%
Tyler Olbres (3)	55,437,053	22.37%
David Lewis (3)	32,536,725	14.46%
Frank Chester (4)	8,831,834	4.39%
Peter Charles (5)	4,250,000	2.16%
Erica Zalbert (5)	2,142,881	1.10%
All directors and executive officers as a group (5 persons)	47,761,440	19.89%

(1)	Rock Island Capital, LLC, with an address of 1234 South Dixie Hwy, #342, Coral Gables, FL 33146, has six members, of which two non-managing members serve on our board of directors, David Lewis and Tyler Olbres (a company that Mr. Olbres has 100% control over is the invested member in Rock Island, however Mr. Olbres represents himself on the board). The amounts beneficially owned by Rock Island include Mr. Lewis’ and Mr. Olbres' ownership. Mr. Safier and Mr. Grossfeld are the managing members of Rock Island and as such have voting and disposition control over the shares owned by Rock Island. Neither Mr. Lewis nor Mr. Olbres have voting or disposition control over the shares owned by Rock Island; Mr. Olbres has control over a 60.622% ownership interest in Rock Island and Mr. Lewis has a 6.155 % ownership interest in Rock Island.

Included in the total beneficial ownership of Rock Island are:

(i)	511,551 shares of Series B Preferred Stock which convert to common stock at a ratio of 100 to 1, of which 77,100 are owned directly by Rock Island and the balance have been assigned to the members of Rock Island.
(ii)	38,927,670 shares of common stock, of which 158,260 are owned directly by Rock Island and the balance are owned by the members of Rock Island of which 12,622,500 shares owned by Mr. Richard Grossfeld; 13,810,500 shares are owned by Mr. David Lewis ; 8,810,500 are owned by Mr. Jamie Safier and 1,188,000 are owned by Mr. Tyler Olbres.

(iii)	Warrants exercisable for 28,799,555 shares of common stock, of which 21,312,000 are owned by Mr. Tyler Olbres and 7,196,666 are owned by Mr. Richard Grossfeld.

Mr. Safier owns: (i) directly (a) 9,221,879 shares of common stock, (b) 46,052 shares of Series B Preferred Stock that convert to common stock on a 100:1 basis; and (ii) indirectly as the managing member of Rock Island: (a) 158,260 shares of common stock owned directly by Rock Island (of which Mr. Safier will receive 51,152 shares of common stock upon liquidation of Rock Island), and (b) 77,100 shares of Series B Preferred Stock owned by Rock Island that convert to common stock on a 100:1 basis (of which Mr. Safier will receive 22,896 shares upon liquidation of Rock Island).

Mr. Grossfeld owns: (i) directly (a) 13,033,879 shares of common stock, (b) warrants exercisable for 7,196,666 shares of common stock, (c) 46,052 shares of Series B Preferred Stock that convert to common stock on a 100:1 basis; and (ii) indirectly as the managing member of Rock Island (a) 158,260 shares of common stock owned directly by Rock Island (of which Mr. Grossfeld will receive 51,152 shares of common stock upon liquidation of Rock Island) and (b) 77,100 shares of Series B Preferred Stock owned by Rock Island that convert to common stock on a 100:1 basis (of which Mr. Grossfeld will receive 22,896 shares upon liquidation of Rock Island).

(2)	Included in the share ownership of Mr. Lewis are: (i) 46,052 shares of Series B preferred stock that convert to common stock on a 100:1 basis; (ii) 22,896 shares of Series B Preferred stock owned by Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island; (iii) options exercisable for 4,074,867 shares of common stock that are currently exercisable for Mr. Lewis’s services as a board of director and as a consultant; (iv) 2,088,069 shares of common stock for Mr. Lewis’s service as a board of director; (v) 19,427,777 shares of common stock owned directly by Mr. Lewis, and 51,152 shares of common stock owned by Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island.
(3)	Included in the share ownership of Mr. Olbres are; (i) 225,514 shares of Series B preferred stock that convert to common stock on a 100:1 basis that are owned by Rock Island and indirectly owned by Mr. Olbres due to his ownership interest in Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island; (ii) 503,810 shares of common stock; (iii) 1,637,508 shares of common stock issued to him as compensation for services as a director; (iv) 8,649,816 shares of common stock directly owned by Mr. Olbres purchased before his affiliation with Rock Island; (v) 1,188,000 shares of common stock directly owned by Mr. Olbres; (vi) warrants exercisable for 21,312,000 shares of common stock all of which are currently exercisable.

(4)	Included in Mr. Chester’s share ownership are options exercisable for 146,815 shares of common stock that are currently exercisable.
(5)	All of the securities beneficially owned by Mr. Charles and Ms. Zalbert are options exercisable for common stock, all of which are currently exercisable.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company is indebted to a board member, David Lewis, for approximately $102,000. Mr. Lewis was issued two notes each in the principal amount of $12,500, each bear interest at a rate of 10% per annum, each is convertible into common stock at a conversion price of $.07 per share and one note matures on August 8, 2011 and the other August 31, 2011. Mr. Lewis was issued one additional note in the principal amount of $77,000 for funds received from October through December 30, 2011, which bears interest at a rate of 10% per annum, and is convertible into common stock at a conversion price of $0.03 per share and matures on June 27, 2012.The notes to Mr. Lewis are secured by all of our assets.

We entered into a consulting agreement with Dmidnights, Inc., a company owned by one of our board members, David Lewis, effective as of October 2010 for a twelve-month term with automatic twelve month renewal periods unless terminated by either party in writing with 90 days advance notice. The agreement provides that Mr. Lewis will receive a monthly consulting fee of Fifteen Thousand Dollars ($15,000) or 2,000,000 shares annualized, commencing upon the effective date of the agreement, and payable in equivalent value in either equity options, and/or company stock. The amount of shares are to be calculated by dividing the dollar amount of compensation by the thirty day volume weighted average for the same month of service. Dmidnights, Inc. is also entitled to an equity bonus at year end at the discretion of our board of directors. The agreement also contains non-disclosure provisions.

Director Independence

The Board of Directors have determined that Mr. Frank Chester is an independent director as of December 31, 2011.

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2011 -	$55,000
Year ended December 31, 2010 -	$55,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2011 -	$28,500
Year ended December 31, 2010 -	$28,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2011 -	$5,000
Year ended December 31, 2010 -	$10,000

All Other Fees:
Year ended December 31, 2011 -	NONE
Year ended December 31, 2010 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.2	By-laws of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.3	Certificate of Amendment effective April 26, 2005 (incorporated herein by reference to the Company’s Form 8-K filed May 2, 2005)
3.4	Form of Certificate Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 7% Convertible Preferred Stock, $0.0001 par value (incorporated herein by reference to Form 8-K filed on February 13, 2007)
3.5	Amended By-Laws of the Company (incorporated herein by reference to Form 8-K filed March 4, 2009)
3.6	Certificate of Designation of Series B Preferred Stock (incorporated herein by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2009)
3.7	Amended and Restated Certificate of Designations of Series B Preferred Stock (incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010)
3.8	Amended and Restated Certificate of Designation of Series B Preferred Stock (Second) (incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 21, 2010)
3.9	Certificate of Ownership and Merger filed with the State of Delaware (incorporated herein by referent to the Company’s Form 8K filed on December 29, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation, filed July 7, 2010 *
4.1	Specimen Common Stock Certificate of the Company*
4.2	Company 2004 Stock Plan, dated January 1, 2004 (incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004)

4.3	2009 Incentive Stock Plan (incorporated by reference to S-8 filed on October 19, 2010)
4.4	Form of 10% Convertible Promissory Note*
4.5	Form of 10% Convertible Promissory Note with restrictions *
4.6	Form of Promissory Note dated May 27, 2010 (10% Interest Rate) *
4.7	Form of Senior Promissory Note dated May 27, 2010 *
4.8	Form of Senior Promissory Note dated March 15, 2011*
4.9	Form of Senior Promissory Note dated December 29, 2010, as amended *
4.10	Form of Convertible Promissory Note (8% Interest Rate)*
4.11	Form of Promissory Note (Up to a Maximum of $200,000)*
4.12	Form of Senior Promissory Note (10% Interest Rate)*
4.13	Form of Warrant with an exercise price of $.15 per share on a cashless basis*
4.14	Form of Warrant with an exercise price of $.15 per share (private placement)*
4.15	Form of Warrant with a ceiling exercise price of $.15 per share at 30 day VWAP*
4.16	Form of Warrant with an exercise price of $.15 per share (promissory note)*
4.17	Form of Warrant with an exercise price of $.10 per share*
4.18	Form of Warrant with an exercise price of $.01 per share*
4.19	Form of Warrant with an exercise price of $.25 per share*
4.20	Form of Warrant with an exercise price of $.25 per share and detailed piggyback registration rights*
4.21	Form of Warrant with an exercise price of $.35 per share and detailed piggyback registration rights*
4.22	Form of Warrant with an exercise price of $.35 per share*
4.23	Form of Warrant with an exercise price of $.14 per share and detailed piggyback registration rights*
4.24	Form of Warrant with an exercise price of $.14 per share*
4.25	Form of Warrant with an exercise price of $.10 per share (cashless exercise)*

10.1	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC
(Incorporated herein by reference to the Company’s Form 8-K filed June 12, 2006)

10.2	Series A Preferred Stock Purchase Agreement dated March 9, 2007 by and between the Registrant and Michael Zuhoski. (incorporated herein by reference to Form 8-K filed June 6, 2007)
10.3	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009.
(incorporated herein by reference to Form 10-K filed April 14, 2009)
10.4	Erica Zalbert Employment Agreement dated as of June 1, 2009 (incorporated by reference to the Company’s Form 10-Q on November 16, 2009)
10.5	Series B Convertible Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC (“Series B Convertible Stock Purchase Agreement”) (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.6	Addendum to Series B Convertible Stock Purchase Agreement dated August 13, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.7	Addendum to Series B Convertible Stock Purchase Agreement dated August 26, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.8	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.9	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.10	Amendment No. 3 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8K filed on June 1, 2010)
10.11	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Form 10Q filed on August 23, 2010)
10.12	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.13	Investment Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.14	Registration Rights Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.15	Peter Charles Employment Agreement effective as of October 2009*
10.16	Dmidnights, Inc. Consulting Agreement effective as of October 2010*
14	Code of Ethics of the Company (incorporated by reference to the Company’s Form 10-KSB filed on March 16, 2004)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **

*	Incorporated herein by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 21, 2011.

**	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Peter Charles
Peter Charles, Chief Executive Officer, Principal Executive Officer

Date: April 16, 2012

By:	/s/Erica Zalbert
Erica Zalbert, Chief Financial Officer, Principal Financial Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	April 16, 2012

/s/ David Lewis
David Lewis	Director	April 16, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2011 and 2010	F-2 - F-3

Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2011 and 2010	F-5 - F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Protext Mobility, Inc.

Syosset, New York

We have audited the accompanying consolidated balance sheets of Protext Mobility, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protext Mobility, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co. LLP

New York, New York
April 16, 2012

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

ASSETS

	December 31,	December 31,
	2011	2010

Current assets:
Cash	$3,956	$60,209
Prepaid expenses	4,997	12,130
Total current assets	8,953	72,339

Property and equipment - net	-	14,647

Other assets:
Capitalized software costs, less accumulated amortization
of $211,428 and $112,250, respectively	181,887	161,931
Website development costs, less accumulated amortization
of $7,916 and $21,250, respectively	22,084	38,750
Security deposit	9,454	9,454
Total other assets	213,425	210,135

Total assets	$222,378	$297,121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Current portion of long term debt and capital leases	$-	$6,002
Current portion of 10% convertible notes payable	114,034	114,034
Convertible short term bridge notes payable, net of
discount of $40,385 and $535,053 respectively	885,756	976,407
Non convertible short term bridge notes payable	-	124,790
Due to stockholder	-	195,686
Accounts payable	607,522	370,126
Accrued expenses	729,174	201,234
Total current liabilities	2,336,486	1,988,279

Other liabilities:
Dividends payable	562,298	90,840
Deferred rent	-	3,849
Total liabilities	2,898,784	2,082,968

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value,	3	27
1,526,718 designated; issued and outstanding - 28,968 and 269,862 repectively
Series B Preferred stock - $.0001 par value, $9.09 liquidation value,
1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares;
issued and outstanding -184,403,757 and 145,138,192 shares respectively	18,440	14,514
Additional paid-in capital	44,092,616	40,926,795
Accumulated deficit	(46,787,516)	(42,727,234)
Total stockholders' deficit	(2,676,406)	(1,785,847)

Total liabilities and stockholders' deficit	$222,378	$297,121

See notes to Consolidated Financial Statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ending December 31,
	2011	2010

Revenues	$25,692	$30,853

Cost of Sales
Commissions	-	2,977
Amortization of Software Costs	99,178	128,325
Write off of capitalized software costs	42,557	130,212
Cost of Sales	141,735	261,514

Gross Loss	(116,043)	(230,662)

Operating expenses:
Selling	21,119	199,961
Web site costs	137,917	84,195
General and administrative	2,510,256	3,913,934
Depreciation and amortization	22,563	69,697
Total operating expenses	2,691,855	4,267,787

Loss from operations	(2,807,898)	(4,498,449)

Other (income) expenses:
Interest	111,936	226,993
Gain on extinguishment of debt	(19,814)	(3,500)
Other (income) expense	(4,000)	-
Write off of website costs	38,750	-
Debt modification expense	27,219	272,862
Amortization of note discounts	626,835	684,186
Total other expenses	780,926	1,180,541

Net loss	(3,588,824)	(5,678,990)

Common stock dividends to be issued
for Series B Preferred Stock	(471,458)	(260,939)
Deemed preferred stock dividend related to
warrant modification	-	(2,783,291)
Deemed preferred stock dividend related to
issuance of warrants and common stock	-	(4,630,000)

Net loss applicable to common stock holders	$(4,060,282)	$(13,353,220)

Per share data
Net Loss per share - basic and diluted	$(0.03)	$(0.12)

Weighted average number of
shares outstanding- basic and diluted	148,194,879	111,287,250

See notes to Consolidated Financial Statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
		0.0001		0.0001		0.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2009	901,237	$90	220,022	$22	79,203,336	$7,921	$26,470,579	$(29,374,015)	$(2,895,403)
Common stock issued as interest on debt					215,908	22	24,429		24,451
Common stock issued for legal settlement					2,102,175	210	183,714		183,924
Common stock issued for Debt settlement					100,000	10	13,990		14,000
Fair value of common stock issued for services					738,717	74	71,234		71,308
Fair value of warrants issued for consulting services							6,000		6,000
Fair value of options issued for consulting services							209,196		209,196
Option expense							1,390,613		1,390,613
Common stock issued in connection with option exercise					567,536	57	(57)		-
Common stock issued in connection with warrant exercise					1,445,079	145	(145)		-
Common stock issued board of directors compensation					1,170,638	117	108,144		108,261
Common stock issued pursuant to Preferred A conversion	(631,375)	(63)			6,313,750	631	(568)		-
Common stock issued pursuant to 10% noteholder debt conversion					855,703	86	119,713		119,799
Common stock issued pursuant to bridge noteholder debt conversion					1,398,319	140	195,625		195,765
Common stock issued for accrued interest					1,906,151	190	228,558		228,748
Restricted stock issued in connection with convertible notes payable					2,443,183	244	268,226		268,470
Beneficial conversion feature recognized in connection with issuance of convertible notes payable							804,520		804,520
Fair value of warrants issued in connection with issuance of convertible notes payable							34,719		34,719
Debt conversion expense							272,862		272,862
Common stock issued in connection with bridge noteholder settlement					2,750,000	275	296,475		296,750
Common stock dividends issued in accordance with Series B									-
Preferred Stock Agreement					2,077,697	208	169,891	(170,099)	-
Series B Preferred Stock purchased			291,529	29			2,649,971		2,650,000
Deemed dividend related to issuance of warrants and common stock									-
in connection with purchase of Series B Preferred Stock					41,850,000	4,185	4,625,815	(4,630,000)	-
Deemed dividend related to modification of warrants issued
with Series B Preferred Stock							2,783,291	(2,783,291)	-
Dividends payable								(90,840)	(90,840)
Net loss								(5,678,989)	(5,678,989)
Balance at December 31, 2010	269,862	27	511,551	51	145,138,192	14,514	40,926,795	(42,727,234)	(1,785,847)

See notes to Consolidated Financial Statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
		0.0001		0.0001		0.0001	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2010	269,862	27	511,551	51	145,138,192	14,514	40,926,795	(42,727,234)	(1,785,847)

Common stock issued as interest on debt					237,960	24	13,812		13,836
Common stock issued pursuant to Stock Purchase Agreements					7,924,009	792	427,146		427,938
Common stock issued for Debt settlement					2,462,421	246	268,453		268,700
Common stock issued pursuant to Preferred A conversion	(240,894)	(24)			2,408,940	241	(217)		-
Fair value of common stock issued for services					7,535,702	754	368,637		369,391
Fair value of options issued for consulting services							61,954		61,954
Option expense							330,379		330,379
Common stock issued in connection with option exercise					714,869	71	26,899		26,970
Common stock issued in connection with warrant exercise					738,273	74	1,778		1,852
Common stock issued board of directors compensation					4,857,663	486	225,014		225,500
Common stock issued pursuant to bridge noteholder debt conversion					11,131,767	1,113	1,155,013		1,156,126
Common stock issued for accrued interest					1,253,961	124	127,569		127,693
Modification expense pursuant to warrant							966		966
Modification expense pursuant to conversion of shares							26,252		26,252
Beneficial conversion feature recognized in connection with issuance of convertible notes payble							132,166		132,166
Deemed dividend related to Preferred B Shares								(471,458)	(471,458)
Net loss								(3,588,824)	(3,588,824)
Balance at December 31, 2011	28,968	$3	511,551	$51	184,403,757	$18,440	$44,092,616	$(46,787,516)	$(2,676,406)

See notes to Consolidated Financial Statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	For the Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,588,824)	$(5,678,989)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	(18,821)	(3,500)
Debt modification expense	27,218	272,862
Write off of software and website development costs	81,307	130,212
Warrants/options issued for consulting services	61,954	215,196
Common stock issued for legal settlements	-	111,924
Common stock issued for services	369,391	71,308
Common stock issued for compensation	225,500	108,261
Stock issued for interest	13,836	24,451
Compensatory element of stock options	330,379	1,381,775
Depreciation	14,647	53,447
Amortization of software and website development costs	107,094	144,575
Amortization of discount related to debt	626,834	684,186
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	-	238
Prepaid expenses and other assets	7,133	541
Deferred rent	(3,849)	(3,692)
Accounts payable and accrued expenses	989,179	208,987
Due to stockholders	(4,314)	(112,152)
Total adjustments	2,827,488	3,288,619

Net cash used in operating activities	(761,336)	(2,390,370)

Cash flows from investing activities:
Capitalized software costs	(161,691)	(168,467)
Capitalized website development costs	(30,000)	(15,000)
Net cash used in investing activities	(191,691)	(183,467)

Cash flows from financing activities:
Proceeds from sale of Preferred B securities	-	2,650,000
Proceeds from sale of common stock	427,938	-
Proceeds from exercise of stock options	28,822	8,880
Proceeds from bridge notes payable	476,016	645,125
Payments of bridge notes payable	(30,000)	(660,125)
Payments of note payable - equipment	(2,773)	(2,962)
Payments under capital lease	(3,229)	(44,762)
Net cash provided by financing activities	896,774	2,596,156

Net (decrease) increase in cash	(56,253)	22,319

Cash at beginning of year	60,209	37,890

Cash at end of year	$3,956	$60,209

Supplemental Schedules of Noncash Investing
and Financing Activities:
Cash payment made during the period-Interest	$-	$12,248
Common stock issued in connection with settlement agreement	$-	$72,000
Common stock issued in connection with extinguishment of payable	$268,700	$14,000
Common stock issued as a result of debt and accrued interest conversion	$1,283,819	$841,063
Restricted stock issued in connection to bridge loans	$-	$268,470
Warrants granted in connection with convertible loan issuance	$-	$34,719
Beneficial conversion feature in relation to bridge loans	$132,166	$804,520
Common stock dividends payable for Series B Preferred Stock	$471,458	$90,840
Common stock dividends issued for Series B Preferred Stock	$-	$170,099
Deemed preferred stock dividend related to warrant modification	$-	$2,783,291
Deemed preferred stock dividend related to issuance of warrants and common stock	$-	$4,630,000

See notes to Consolidated Financial Statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of approximately $3,589,000 and $5,679,000 for the years ended December 31, 2011 and 2010, respectively.  In addition, the Company had negative working capital of approximately $2,328,000 and an accumulated deficit of approximately $46,787,000 at December 31, 2011.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising money from equity and debt transactions. For the fiscal year ended December 31, 2011, the Company raised a total of approximately $933,000 comprised of the exercise of warrant and options ($29,000) and private placement of common stock and warrants and issuance of debt ($904,000). During the fiscal year ended December 31, 2010, the Company raised approximately $3,304,000 from the sale of preferred stock ($2,650,000), and private placement of common stock and warrants, and issuance of debt ($645,000). In addition an approximate total of $0 and $120,000 of the 10% short term promissory notes have been converted into common stock for the fiscal years ended December 31, 2011 and 2010, respectively. For the fiscal years ended December 31, 2011 and 2010, approximately $1,156,000 and $376,000, respectively of the bridge notes payable have been converted into common stock.

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

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2011 and 2010 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2011	2010
2004 Stock Plan Options	-	230,000
Non ISO Stock Options	31,504,900	32,243,422
Convertible Preferred Stock	51,444,780	53,853,720
Convertible Bridge Notes and Notes Payable	26,436,060	13,170,757
Warrants	104,767,316	113,020,650

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

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs totaled approximately $73,000 and $176,000 for the fiscal year ended December 31, 2011 and 2010 respectively.

(g) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2011 and 2010.

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2011, and 2010 the Company capitalized approximately $192,000 and $183,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2011 and 2010 was approximately $107,000 and $145,000 respectively.

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

Estimated aggregate minimum amortization expenses for each of the next three years is:

2012	$106,000
2013	$64,000
2014	$34,000

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the fiscal years ended December 31, 2011 and 2010, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $81,000 and $130,000 which is included in the accompanying consolidated statement of operations.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and obligations under capital leases. The carrying amounts of accounts payable and accrued expenses approximates fair value due to the short term nature of these financial instruments. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

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

(l) Property and Equipment and Depreciation:

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

(m) Recently Issued Accounting Pronouncements:

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

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after September 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after September 15, 2011. The Company is currently in the process of assessing the impact that ASU 2011-02 will have on consolidated audited financial statements.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the year ended December 31, 2011, 7,975,702 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the year ended December 31, 2011 and 2010 include share-based compensation expense for employees and board of directors totaled approximately $714,000 and $653,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the year ended December 31, 2011 the Company granted 2,750,000 fully vested options to employees with an exercise price ranging from $0.01 to $0.11 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the year ended December 31, 2011 and 2010 the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended December 31,
	2011	2019
Expected term (in years)	5	5
Expected volatility	105.96%-108.94%	100.25%-105.63%
Expected dividend yield	0%	0%
Risk-free interest rate	1.72%-3.75%	2.45-3.68%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $0 for the years ended December 31, 2011 and 2010, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the year ended December 31, 2011.

The following table represents our stock options granted, exercised, and forfeited during the year ended December 31, 2011.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2009	25,069,001	$0.18	3.3829	$0
Granted	12,118,270	0.05
Exercised	(1,061,000)	0.09
Forfeited/expired	(3,652,849)	0.33
Outstanding at December 31, 2010	32,473,422	$0.20	2.3029	$0
Granted	2,750,000	0.06	4.6392
Exercised	(746,119)	0.03
Forfeited/expired	(2,972,403)	0.10
Outstanding at December 31, 2011	31,504,900	$0.09	2.7715	$0
Exercisable at December 31, 2011	31,504,900	$0.09	2.7715	$0
Weighted average fair value of options
Granted during the year	$0.06

As of December 31, 2011, there was approximately $16,000 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately less than 1 year.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2011	2010
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(225,520)
Total property and equipment, net	$-	$14,647

Depreciation charged to operations amounted to approximately $15,000 and $53,000 for the years ended December 31, 2011 and 2010, respectively. Property and equipment include gross assets acquired under capital leases of approximately $108,000 at December 31, 2011 and 2010, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

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

As of December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,000 for years ended December 31, 2011 and 2010, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of December 30, 2011 and December 31, 2010, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at December 31, 2011 and December 31, 2010 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.

NOTE 6 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2011

In 2011, bridge noteholders converted approximately $1,156,126 of principal and $80,000 in accrued interest into 12,385,728 shares of the Company’s common stock. During the year ended December 31, 2011 the Company received $476,016 in short term convertible bridge notes payable. The notes bear interest at 10% interest and are payable upon maturity, 90-180 days from the date of the loans. During the year ended December 31, 2011, the Company repaid $30,000 of notes payable.

During the year ended December 31, 2011, the Company recorded amortization expense of approximately $627,000 relating to current and prior year debt discount on bridge notes payable.

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

The Company recorded amortization expense totaling approximately $684,000 for the fiscal year ended December 31, 2010, respectively related to bridge note holders.

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

NOTE 7 - DUE TO STOCKHOLDERS

At December 31, 2010, the Company was indebted to its former CEO, William Bozsnyak, in the amount of approximately $196,000, for working capital advances, accrued interest and unpaid salaries and vacation.

In March of 2011, the Company settled all outstanding liabilities with Mr. Bozsnyak in exchange for 1,200,000 shares of common stock and recorded a gain on extinguishment of approximately $47,000, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2011.

NOTE 8 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	2011	2010

Deferred Tax Assets:
Net Operating Losses	$9,426,000	$8,671,000
Option Expense	2,463,000	2,310,000
Other	(130,000)	(131,000)
Valuation Allowances	(11,759,000)	(10,850,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2011 and 2010, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $24,200,000 at December 31, 2011 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2031.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	2011	2010
U.S federal income tax at statutory rate	$(1,220,000)	$(1,931,000)
State income tax, net of federal income tax benefit	(180,000)	(284,000)
Other	5,000	10,000
Beneficial conversion feature	244,000	267,000
Equity based compensation	232,000	70,000
Valuation tax asset allowance	919,000	1,868,000
Effective tax rate	$-	$-

NOTE 9 -    EQUITY TRANSACTIONS

Common Stock:

2011

Payment of Interest

For the year ended December 31, 2011, the Company issued 237,960 shares (valued at $13,836) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 7,535,702 shares (valued at $369,391) for the year ended December 31, 2011 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 4,857,663 shares (valued at $225,500) for the year ended December 31, 2011 of the Company’s restricted common stock as payment for services to the Board of Directors.

Extinguishment of Accounts Payable

During the year ended December 31, 2011 the Company issued 2,462,421 shares (valued at $268,700) of its common stock in lieu accounts payable and the due to shareholder totaling approximately $287,500.  The resulting net gain of approximately $19,000 is included within the gain on extinguishment of liabilities line item in the accompanying consolidated statement of operations.

Option and Warrant Exercises

During the year ended December 31, 2011 the Company issued 714,869 shares of common stock as a result of option exercises (500,000 were cashless and the Company received proceeds totaling $26,970 for the non cashless exercise of 246,119 options).

During the year ended December 31, 2011, the Company issued 738,273 shares of common stock as a result of 787,099 warrants exercised on a cashless basis.

Debt Conversion of Interest

In the year ended December 31, 2011, the Company issued 1,253,961 shares of its common stock as a result of converting $125,012 of accrued interest on the bridge note holders.

Debt Conversion

In the year ended December 31, 2011, the Company issued 11,131,767 shares of its common stock as a result of converting $1,158,807 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities

In the year ended December 31, 2011, the Company issued 7,924,009 shares of common stock for proceeds from the sale of the Company’s common stock of $427,938.

Conversion of Preferred A

In the year ended December 31, 2011, shareholders converted 240,894 shares of Preferred A into 2,408,940 shares of common stock.

2010

Payment of Interest

For the year ended December 31, 2010 the Company issued 215,908 shares (valued at approximately $24,000) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Bridge Notes Issued

During the year ended December 31, 2010 the Company issued 2,443,183 shares (valued at approximately $1,108,000) of the Company’s restricted common stock in connection with the issuance of promissory notes amounting to approximately $645,000 for the same fiscal year.

Services Rendered

The Company issued 738,717 shares (valued at approximately $71,000) for the year ended December 31, 2010 of the Company’s restricted common stock as payment for services and compensation.

The Company issued 1,170,638 shares (valued at approximately $108,000) for the year ended December 31, 2010 of the Company’s restricted common stock as payment for services to the Board of Directors.

Legal Settlements

In October of 2010, the Company reached a settlement with a plaintiff resulting in an additional 527,175 shares for interest accrued from October 23, 2008 until settlement date.

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

Warrants:

During the year ended December 31, 2011, the Company granted 413,025 warrants with a 5 year term and a $0.01 cashless exercise price to a consultant and recorded approximately $62,000 of compensation expense which is included in the accompanying consolidated statement of operations in the general and administrative line item. All of these warrants were exercised within the first fiscal quarter of 2011.

For the year ended December 31, 2010, in connection with Amendment No. 2 to the Series B Convertible Preferred Stock agreement, the Company cancelled warrants issued in the fiscal year 2009 of 22,002,200 with an exercise price of $0.15.  Pursuant to Amendment No. 2 which was effective September 4, 2010, the Company issued 25,300,000 cashless warrants with an exercise price of $0.03 and term of five years, and 25,300,000 non cashless warrants with an exercise price of $0.06 and a five year term.  As a result of this modification, the Company recorded approximately $2,024,000 of a deemed dividend which is included in the accompanying consolidated statement of operations.

Pursuant to Amendment No. 2 to the Series B Convertible Preferred Stock agreement, when proceeds were received in the period ended September 30, 2010, the Company issued 14,200,000 of cashless warrants with an exercise price of $0.03 and term of five years, and 14,200,000 non cashless warrants with an exercise price of $0.06 and a five year term.

Pursuant to Amendment No. 5 to the Series B Convertible Preferred Stock agreement effective October 19, 2010 (Note 10), all warrants were changed to $0.01 cashless.  In the fourth quarter ended December 31, 2010, the Company cancelled 42,500,000 of cashless warrants with an exercise price of $0.03 and 42,500,000 of non cashless warrants with an exercise price of $0.06 and issued 85,000,000 cashless warrants with an exercise price of $0.01. In this connection, the Company recorded approximately $775,000 as a deemed dividend related to warrant modification with a corresponding credit to additional paid-in capital. The Company issued an additional 8,000,000 of cashless warrants with an exercise price of $0.01 in the fourth quarter ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 1,107,935 warrants at an exercise price of $0.35 and a one year term in connection with the debt exchange.  During the year ended December 31, 2010, 1,941,667 warrants were exercised on a net cashless basis.

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

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2009	43,168,181	$0.16
Issued	94,107,836	0.01
Exercised	(1,941,667)	0.03
Expired	(311,500)	0.46
Cancelled	(22,002,200)	0.15
Outstanding at December 31, 2010	113,020,650	$0.04
Issued	413,125	0.01
Exercised	(787,099)	0.01
Expired	(7,879,260)	0.21
Outstanding at December 31, 2011	104,767,316	$0.03

NOTE 10 -     PREFERRED B

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

☐	The warrants issued or issuable under the Agreement shall be exercisable on a cashless basis.

☐	On October 20, 2010, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, pursuant to which:

▪	Pursuant to the commitment of the additional financing of $1,750,000, the number of shares of authorized Series B Preferred Stock was increased from 550,055 to 1,000,000;

▪	Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount” payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

▪	The holders of Series B Preferred Stock shall be entitled to cumulative dividends at a rate of 10% per annum, compounded annually and payable in cash upon conversion of the Series B Preferred Stock into shares of common stock or upon such other date as determined by the Board of Directors of the Company.

In accordance with the accounting guidance for modifications, for Amendment No. 5, the Company recorded approximately $760,000 as a deemed preferred dividend relating to warrant modification with a corresponding credit to additional paid in capital.

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $562,000 and $91,000 at December 31, 2011 and December 31, 2010, respectively which is included in the accompanying consolidated balance sheet.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 12 - SUBSEQUENT EVENTS

Between January 1, 2012 and April 10, 2012, the Company received approximately $354,654 in short term convertible bridge notes payable. The notes bear interest at 10% interest and are due in 180 days from the effective date.

Between January 11 and January 13, 2012, a ProText Mobility stakeholder group including shareholders, Board Members, and executives have contributed a combination of shares, warrants and options to a pool to be extinguished by the Company. To date, the pool of instruments to be retired is approximately 75,953,037 shares.

