Form 10-K/A
period 2011-12-31
ProText Mobility, Inc.
filed 2012-04-20
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2011 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on April 16, 2012, is to furnish Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTEXT MOBILITY, INC.

By:	/s/ Peter Charles
Peter Charles, Interim Chief Executive Officer, Chief Operating Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Charles	Chief Operating Officer and Interim Chief Executive Officer	April 20, 2012
Peter Charles	(Principal Executive Officer)

/s/ Erica Zalbert	Chief Financial Officer	April 20, 2012
Erica Zalbert	(Principal Accounting Officer)

/s/ Frank Chester	Director	April 20, 2012
Frank Chester

/s/ David Lewis	Director	April 20, 2012
David Lewis

ITEM 16. EXHIBITS

Exhibit No.	Description

1	XBRL INSTANCE DOCUMENT
2	XBRL TAXONOMY EXTENSION SCHEMA
3	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
4	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
5	XBRL TAXONOMY EXTENSION LABEL LINKBASE
6	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE