Form 10-Q
period 2012-03-31
ProText Mobility, Inc.
filed 2012-05-21
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

60 Queens Street, Suite 106,
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

The outstanding number of the issuer's common stock, par value $.0001, as of May 16, 2011 is 229,210,766 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	3–4

Consolidated Statements of Operations For the Three Months ended March 31, 2012 (Unaudited) and 2011 (Unaudited)	5

Consolidated Statements of Cash Flows For the Three Months ended March 31, 2012 (Unaudited) and 2011 (Unaudited )	6-7

Notes to Consolidated Financial Statements (Unaudited)	8 -16

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-20

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	20

ITEM 4T –Controls and Procedures	20

PART II:

Item 1 – Legal Proceedings	21
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3 – Defaults upon Senior Securities	21
Item 4 – Mine Safety Disclosures	21
Item 5 - Other Information	21
Item 6 – Exhibits	22
Signature Page	23

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

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current assets:
Cash	$42,799	$3,956
Prepaid expenses	4,997	4,997
Total current assets	47,796	8,953

Other assets:
Capitalized software costs, less accumulated amortization of $238,596 and $211,428, respectively	154,719	181,887
Website development costs, less accumulated amortization of $10,418 and $7,916, respectively	19,582	22,084
Security deposit	2,700	9,454
Total other assets	177,001	213,425

Total assets	$224,797	$222,378

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	March 31	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current liabilities:
Current portion of 10% convertible notes payable	$114,034	$114,034
Convertible short term bridge notes payable, net of discount of $160,352 and $40,385 respectively	1,034,291	885,756
Accounts payable	616,518	607,522
Accrued expenses	809,651	729,174
Total current liabilities	2,574,494	2,336,486

Other liabilities:
Dividends payable	679,840	562,298
Total liabilities	3,254,334	2,898,784

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 164,805	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding -223,416,343 and 184,403,757 shares respectively	22,342	18,440
Additional paid-in capital	44,408,384	44,092,616
Accumulated deficit	(47,460,317)	(46,787,516)
Total stockholders' deficit	(3,029,537)	(2,676,406)

Total liabilities and stockholders' deficit	$224,797	$222,378

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ending March 31,
	2012	2011

Revenues	$5,267	$5,688

Cost of Sales
Amortization of Software Costs	27,168	21,198
Cost of Sales	27,168	21,198

Gross Loss	(21,901)	(15,510)

Operating expenses:
Selling	9,090	6,697
Web site costs	41,840	27,748
General and administrative	318,073	751,660
Depreciation and amortization	2,502	8,466
Total operating expenses	371,505	794,571

Loss from operations	(393,406)	(810,081)

Other (income) expenses:
Interest	92,293	30,059
Gain on extinguishment of liabilities	-	(35,240)
Other income	-	(4,000)
Write off of website costs	-	38,750
Debt conversion expense	-	966
Amortization of debt discounts	69,559	535,054
Total other expenses	161,852	565,589

Net loss	(555,258)	(1,375,670)

Common stock dividends to be issued for Series B Preferred Stock	(471,458)	(116,250)
Deemed preferred stock dividend related to warrant modification		-
Deemed preferred stock dividend related to issuance of warrants and common stock		-

Net loss applicable to common stock holders	$(1,026,716)	$(1,491,920)

Per share data
Loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding- basic and diluted	224,710,766	149,582,854

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(555,258)	$(1,375,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(35,240)
Debt modification expense	-	966
Write off of website development costs	-	38,750
Warrants/options issued for consulting services	-	61,954
Common stock issued for services	25,542	105,417
Common stock issued for compensation	40,000	50,000
Stock issued for interest	3,421	3,421
Compensatory element of stock options	16,182	186,143
Depreciation	-	7,633
Amortization of software and website development costs	29,670	22,031
Amortization of discount related to debt	69,559	535,054
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Prepaid expenses and other assets	-	(3,138)
Deposit	6,754	-
Deferred rent	-	(923)
Accounts payable and accrued expenses	89,473	148,480
Due to stockholders	-	(4,314)
Total adjustments	280,601	1,116,234

Net cash used in operating activities	(274,657)	(259,436)

Cash flows from investing activities:
Capitalized software costs	-	(109,819)
Capitalized website development costs	-	(5,000)
Net cash used in investing activities	-	(114,819)

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	For the Three Months Ended March 31,
	2012	2011

Cash flows from financing activities:
Proceeds from sale of common stock	$45,000	$212,500
Proceeds from exercise of stock options	-	26,970
Proceeds from bridge notes payable	311,000	130,000
Payments of bridge notes payable	(42,500)	(30,000)
Payments of note payable - equipment	-	(2,441)
Payments under capital lease		(1,282)
Net cash provided by financing activities	313,500	335,747

Net increase (decrease) in cash	38,843	(38,508)

Cash at beginning of period	3,956	60,209

Cash at end of period	$42,799	$21,701

Supplemental disclosures of cashflow information:
Interest paid in cash	$33,570	-
Taxes paid in cash	$-	-

Supplemental Schedules of Noncash Investing and Financing Activities:
Beneficial conversion featured in connection with issuance of bridge notes	$189,524	$-
Common stock issued in connection with extinguishment of payable	$-	$197,400
Common stock issued as a result of debt conversion	$-	$1,116,126
Common stock issued in lieu of accrued interest	$-	$125,012
Restricted stock issued in connection to bridge loans	$-	$-
Common stock dividends payable for Series B Preferred Stock	$117,542	$116,250
Common stock dividends issued for Series B Preferred Stock	$-	$-
Deemed preferred stock dividend related to warrant modification	$-	$-
Deemed preferred stock dividend related to issuance of warrants and common stock	$-	$-

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

March 31, 2012

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

Presentation of Interim Statements

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report, as amended on Form 10-K/A filed on April 20, 2012. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $555,000 and $1,491,000 for the three months ended March 31, 2012 and 2011, respectively. In addition, the Company had negative working capital of approximately $2,527,000 and an accumulated deficit of approximately $47,460,000 at March 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. On November 3, 2011 the SEC deemed the Company’s S-1 Equity Credit Agreement effective, which will permit the Company to draw funds to sustain operations as more fully described in the S-1 filed on October 21, 2011. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the text messaging market.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing. As the Company increases sales from its products and services, the Company expects to have cash flows from operations. For the three months ended March 31, 2012, the Company raised through private placements of common stock and warrants, issuance of debt and proceeds from exercise of options and warrants of approximately $356,000.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 20, 2012. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share :

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2012 and 2011 have been excluded from the per share computations:

	For the Three Months Ended
	March 31,
	2012	2011
2004 Stock Plan Options	—	230,000
Non ISO Stock Options	22,504,900	31,604,900
Convertible Preferred Stock	51,444,780	52,803,150
Convertible Notes Payable	17,696,060	4,552,439
Warrants	35,298,981	113,050,713

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the three months ended March 31, 2012 and 2011.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2012 and 2011, respectively, the Company capitalized approximately $0 and $115,000, respectively of software and website development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $30,000 and $22,000 respectively.

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

(f) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the three months ended March 31, 2012 and 2011, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $0 and $39,000 which is included in the accompanying consolidated statement of operations.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the three months ended March 31, 2012, 1,112,499 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the three months ended March 31, 2012 and 2011 include share-based compensation expense for employees and board of directors totaled approximately $62,000 and $334,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the three months ended March 31, 2012 and 2011 the Company granted 0 and 1,300,000 fully vested options, respectively, to employees with an exercise price ranging from $0.01 to $0.10 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the three months ended March 31, 2012 and 2011 the assumptions made in calculating the fair values of options are as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Expected term (in years)	-	5
Expected volatility	-	106.2% – 106.38%
Expected dividend yield	-	0
Risk-free interest rate	-	3.42% – 3.64%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the three months ended March 31, 2012.

As of March 31, 2012 option expense amounted to $16,182 and, there was approximately $0 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately less than 1 year.

NOTE 4 - 10% CONVERTIBLE NOTES PAYABLE

As of March 31, 2012 and December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,000 for the periods ended March 31, 2012 and December 31, 2011, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at March 31, 2012 and December 31, 2011 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

2012

Convertible Bridge Notes Payable:

During the quarter ended March 31, 2012, the Company repaid a $42,500 short term convertible bridge note payable. In addition, the Company received $26,000 in short term convertible bridge notes payable. The notes bear interest at 10% interest and are payable upon maturity, 9 months from the date of the loans.

Revenue Linked Convertible Notes Payable:

During the quarter ended March 31, 2012, the Company entered in to several short term convertible notes totaling $285,000. These notes mature in 9 months, are non interest bearing and convertible into $0.07 a share after 9 months. In addition, the noteholders received 1,000,000 shares for every $10,000 invested for a total of 28,500,000 shares and as a result recorded a debt discount of $189,524 of which $69,558 was amortized.

The Company anticipates it will generate revenue relating to third party managed carrier branded corporate websites, as well as through the sales of its products, and through the proposed test and launch of a national direct response marketing and distribution campaign for its products. The noteholders, upon repayment in full, will be entitled to 10%, on a pro rated basis, of the aforementioned gross revenue, as adjusted, over a 12 month period following the repayment.

2011

Convertible Bridge Notes Payable:

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

NOTE 7 -  EQUITY TRANSACTIONS

2012

Payment of Interest

For the three months ended March 31, 2012, the Company issued 26,518 shares (valued at $3,421) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 1,112,499 shares (valued at $25,542) for the three months ended March 31, 2012 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 2,588,847 shares (valued at $40,000) for the three months ended March 31, 2012 of the Company’s restricted common stock as payment for services to the Board of Directors.

Common Stock Issued in Connection with Debt Issuance

In the three months ended March 31, 2012, the Company issued 28,500,000 shares of its common stock as a result of the issuance of $285,000 of principal on the bridge notes.

Issuance of Common Stock as a Result of Sale of Securities

In the three months ended March 31, 2012, the Company issued 6,784,722 shares of common stock for proceeds from the sale of the Company’s common stock of $45,000.

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

As of March 31, 2012, the Company has accrued for an additional $117,542 of dividends resulting in a total payable balance of $679,840.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company intends to vigorously defend the action, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

NOTE 10 - SUBSEQUENT EVENTS

Between April 1, 2012 and May 15, 2012, the Company received approximately $130,000 in short term convertible bridge notes payable. The notes bear interest at 10% interest and are due in 180 days from the effective date.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2012 and March 31, 2011

Revenue for the three months ended March 31, 2012 and 2011 was approximately $5,300 and $5,700, respectively, a slight decrease of approximately $400. Gross loss increased to approximately $21,900 from $22,000 due to the increased amortization of software costs in the current period ended March 31, 2012 compared to the same period in the prior year.

Selling costs increased to approximately $9,000 from approximately $67,000 for the three months ended March 31, 2012 and 2011, respectively as a result of an increase in travel expenses.

Website costs increased by approximately $14,000 for the three months ended March 31, 2012 compared to the same prior period.

General and administrative expenses decreased to approximately $318,000 from approximately $752,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease of approximately $434,000 consists of the following changes:

•	Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $465,000 for the current period ended March 31, 2012 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•	Professional fees (which includes accounting/auditing, consulting and legal fees) increased approximately$102,000 for the three months ended March 31, 2012 compared to the same period in 2011. This is primarily a result of the increase in consulting expense of approximately $120,000 and a decrease of approximately $17,000 in legal and other professional services.

Interest expense for the three months ended March 31, 2012 and 2011 was approximately $93,000 and $30,000 respectively, an increase of approximately $63,000. The increase in interest expense is due to the fact that the outstanding balance of convertible notes was higher as of March 31, 2012 compared to the prior period.

Gain on extinguishments of liabilities totaled approximately $0 and $35,000 for the three months ended March 31, 2012 and 2011, respectively and was due to settlements of outstanding  liabilities and a due to shareholder balance. The Company issued 1,640,000 shares of common stock, and recorded a net gain which is included in the accompanying consolidated statement of operations.

Amortization expense from deferred note discounts for the three months ended March 31, 2012 and 2011 was approximately $99,000 and $557,000, respectively. Although the principal amount of notes payable is lower in the prior period, the Company recorded the amortization from notes when the debtors extended the notes in the first quarter of the fiscal year ended December 31, 2011.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2012, the Company had cash and cash equivalents of approximately $43,000 and a working capital deficiency of approximately $2,527,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was approximately $275,000 and $259,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $555,000 offset by adjustments totaling approximately $275,000, which primarily relates to approximately $85,000 of non cash stock compensation expense, and $99,000 of amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $1,376,000 offset by non cash stock compensation of approximately $345,000 and approximately $565,000 of depreciation and amortization.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was approximately $0 and $115,000 and is attributable to the additions of capitalizable software costs in 2011.

Net cash provided by financing activities was approximately $313,000and $336,000 for the three months ended March 31, 2012 and 2011, respectively. The slight decrease of approximately $23,000 was the result of lower proceeds from the sale of common stock and proceeds from bridge notes payable as compared to the prior period.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2012, and 2011 the Company capitalized approximately $0 and $115,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $30,000 and $22,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There was no impairment for the period ended March 31, 2012. In the first quarter of the 2011, the Company recorded a write off of approximately $39,000 for website development costs which is included in the accompanying consolidated statement of operations.

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

Critical Accounting Policies:

Refer to the Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2012 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2012 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

PART II

Item 1.  Legal Proceedings.

Almut Von Biedermann

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company is currently in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biedermann.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2012, pursuant to a stock purchase agreement the Company received $45,000 and issued 6,784,722 shares of common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of March 31, 2011.

Item 4.  Mine Safety Disclosures.

N/A

Item 5.  Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.
(Registrant)

By:	/s/ Peter Charles
Peter Charles, Principal Executive Officer

Date: May 21, 2012

