Form 10-Q
period 2012-09-30
ProText Mobility, Inc.
filed 2012-11-21
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 20, 2012 is XXXXXX shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

Consolidated Statements of Operations For the Three Months and Nine Months ended September 30, 2012 (Unaudited) and 2011 (Unaudited)	4

Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2012 (Unaudited) and 2011 (Unaudited )	5

Notes to Consolidated Financial Statements (Unaudited)	6 -13

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-17

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4T –Controls and Procedures	18

PART II:

Item 1 – Legal Proceedings	19
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 – Defaults upon Senior Securities	19
Item 4 – Mine Safety Disclosures	19
Item 5 - Other Information	19
Item 6 – Exhibits	20
Signature Page	21

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

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 1,022	$ 3,956
Prepaid expenses	4,997	4,997
Total current assets	6,019	8,953

Other assets:
Capitalized software costs, less accumulated amortization of $292,656 and $112,250, respectively	100,659	181,887
Website development costs, less accumulated amortization
of $15,422 and $21,250, respectively	14,578	22,084
Security deposit	2,700	9,454
Total other assets	117,937	213,425

Total assets	$ 123,956	$ 222,378

LIABILITIES
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of discount of $170,410 and $40,385 respectively	1,246,223	885,756
Accounts payable	573,728	607,522
Accrued expenses	1,141,036	729,174
Total current liabilities	3,075,021	2,336,486

Other liabilities:
Dividends payable	914,923	562,298
Total liabilities	3,989,944	2,898,784

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 28,968 and 269,862 respectively	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding -252,692,508 and 145,138,192 shares respectively	25,271	18,440
Additional paid-in capital	44,842,945	44,092,616
Accumulated deficit	(48,734,258)	(46,787,516)
Total stockholders' deficit	(3,865,988)	(2,676,406)

Total liabilities and stockholders' deficit	$ 123,956	$ 222,378

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ending September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011

Revenues	$ 9,525	$ 18,975	$ 1,689	$ 6,285

Cost of Sales
Amortization of Software Costs	81,228	69,661	26,892	25,556
Cost of Sales	81,228	69,661	26,892	25,556

Gross Loss	(71,703)	(50,686)	(25,203)	(19,271)

Operating expenses:
Selling	14,682	16,762	1,941	1,529
Web site costs	105,600	89,942	26,805	35,739
General and administrative	905,777	1,775,074	271,577	532,517
Depreciation and amortization	7,506	20,599	2,502	4,434
Total operating expenses	1,033,565	1,902,377	302,825	574,219

Loss from operations	(1,105,268)	(1,953,063)	(328,028)	(593,490)

Other (income) expenses:
Interest	194,102	79,828	38,914	30,305
Gain on extinguishment of liabilities	-	(22,314)	-	1,667
Other income	-	(4,000)	-	-
Write-off of website costs	-	38,750	-	-
Debt Conversion Expense	-	966	-	-
Amortization of note discounts	294,746	566,140	81,617	31,086
Total other expenses	488,848	659,370	120,531	63,058

Net loss	(1,594,116)	(2,612,433)	(448,559)	(656,548)

Common stock dividends to be issued for Series B Preferred Stock	(352,625)	(352,625)	(117,542)	(118,833)

Net loss applicable to common stock holders	$ (1,946,741)	$ (2,965,058)	$ (566,101)	$ (775,381)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding- basic and diluted	227,267,670	147,671,409	242,450,134	166,930,777

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$ (1,594,116)	$ (2,612,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	-	(21,320)
Debt modification expense	-	966
Write off of website development costs	-	38,750
Warrants/options issued for consulting services	-	61,954
Common stock issued for services	82,782	235,383
Common stock issued for compensation	120,000	165,500
Stock issued for interest	10,415	10,339
Compensatory element of stock options	16,182	268,504
Depreciation	-	14,350
Amortization of software and website development costs	88,734	75,910
Amortization of discount related to debt	294,746	566,140
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Prepaid expenses and other assets	-	8,143
Deferred rent	-	(2,769)
Deposit	6,754	-
Accounts payable and accrued expenses	378,069	602,686
Due to stockholders	-	(4,314)
Total adjustments	997,682	2,020,222

Net cash used in operating activities	(596,434)	(592,211)

Cash flows from investing activities:
Capitalized software costs	-	(140,551)
Net cash used in investing activities	-	(140,551)

Cash flows from financing activities:
Proceeds from sale of common stock	48,000	347,500
Proceeds from exercise of stock options	-	26,970
Proceeds from bridge notes payable	623,000	373,500
Payments of bridge notes payable	(77,500)	(30,000)
Payments of note payable - equipment	-	(2,773)
Payments under capital lease	-	(3,229)
Net cash provided by financing activities	593,500	711,968

Net decrease in cash	(2,934)	(20,794)

Cash at beginning of period	3,956	60,209

Cash at end of period	$ 1,022	$ 39,415

Supplemental disclosures of cash flow information:
Interest paid in cash	$ 33,570	$ -
Taxes paid in cash	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued in connection with settlement agreement	$ -	$ 25,000
Common stock issued in connection with extinguishment of payable	$ -	$ 248,700
Common stock issued as a result of debt conversion	$ 51,000	$ 1,116,126
Common stock issued in lieu of accrued interest	$ -	$ 125,012
Beneficial conversion feature in relation to convertible loans	$ 428,780	$ 131,833
Common stock dividends payable for Series B Preferred Stock	$ 352,625	$ 352,625

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Presentation of Interim Statements

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report, as amended on Form 10-K/A filed on April 20, 2012. The results of the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $1,594,000 and $2,612,000 for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Company had negative working capital of approximately $3,069,000 and an accumulated deficit of approximately $48,734,000 at September 30, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern. On November 3, 2011 the SEC deemed the Company’s S-1 Equity Credit Agreement effective, which will permit the Company to draw funds to sustain operations as more fully described in the S-1 filed on October 21, 2011. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market. Overall, we see a unique opportunity to add value to the text messaging market.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing. As the Company increases sales from its products and services, the Company expects to have cash flows from operations. For the nine months ended September 30,

2012, the Company raised through private placements of common stock and warrants, issuance of debt and proceeds from exercise of options and warrants of approximately $671,000.

The accompanying unaudited consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual report, as amended on Form 10-K/A filed on April 20, 2012. The results of the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

(a) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2012 and 2011 have been excluded from the per share computations:

	For the Nine MonthsEnded
	September 30,
	2012	2011
2004 Stock Plan Options	—	230,000
Non ISO Stock Options	21,312,019	26,021,922
Convertible Preferred Stock	51,444,780	52,466,715
Convertible Notes Payable	51,393,933	15,132,104
Warrants	33,390,581	100,162,317

(b) Software Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the nine months ended September 30, 2012 and 2011.

In accordance with the provisions of Accounting for the costs of computer software to be sold or otherwise marketed, software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended September 30, 2012 and 2011, respectively, the Company capitalized approximately $0 and $141,000, respectively of software and website development costs.  The software costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $81,000 and $70,000 respectively.

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

(f) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the nine months ended September 30, 2012 and 2011, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $0 and $39,000 which is included in the accompanying consolidated statement of operations.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the nine months ended September 30, 2012, 6,511,647 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the nine months ended September 30, 2012 and 2011 include share-based compensation expense for employees and board of directors totaled approximately $120,000 and $653,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the nine months ended September 30, 2012 and 2011 the Company granted 0 and 1,300,000 fully vested options, respectively, to employees with an exercise price ranging from $0.01 to $0.10 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the nine months ended September 30, 2012 and 2011 the assumptions made in calculating the fair values of options are as follows:

	For the Nine Months Ended
	September 30,
	2012	2011
Expected term (in years)	-	5
Expected volatility	-	105.96% – 108.94%
Expected dividend yield	-	0
Risk-free interest rate	-	1.72% – 3.75%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

There were no options granted to non-employees during the nine months ended September 30, 2012.

As of September 30, 2012 option expense amounted to $16,182 and there was approximately $0 of unrecognized compensation cost, related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately less than 1 year.

NOTE 4 - 10% CONVERTIBLE NOTES PAYABLE

As of September 30, 2012 and December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $10,000 and $14,000 for the periods ended September 30, 2012 and December 31, 2011, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at September 30, 2012 and December 31, 2011 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

2012

Convertible Bridge Notes Payable:

During the nine months ended September 30, 2012, the Company repaid two short-term convertible bridge notes totaling $77,500. In addition, the Company converted a $51,000 short-term convertible bridge note into 5,100,000 shares of common stock. During the nine months ended September 30, 2012, the Company received $623,000 in short term convertible bridge notes payable. The notes bear interest between 8% - 10% interest and are payable upon maturity, 9 months from the date of the loans.

Revenue Linked Convertible Notes Payable:

During the nine months ended September 30, 2012, the Company entered in to several short term convertible notes totaling $401,000. These notes mature in 9 months, are non interest bearing and convertible into $0.07 a share after 9 months. In addition, the noteholders received 1,000,000 shares for every $10,000 invested for a total of 40,100,000 shares and as a result recorded a debt discount of $424,770 of which $254,360 was amortized.

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

NOTE 7 -  EQUITY TRANSACTIONS

2012

Payment of Interest

For the nine months ended September 30, 2012, the Company issued 477,576 shares (valued at $6,918) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 1,112,499 shares (valued at $25,542) for the nine months ended September 30, 2012 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 8,755,606 shares (valued at $120,000) for the nine months ended September 30, 2012 of the Company’s restricted common stock as payment for services to the Board of Directors.

Common Stock Issued in Connection with Debt Issuance

In the nine months ended September 30, 2012, the Company issued 40,100,000 shares of its common stock as a result of the issuance of $401,000 of principal on the bridge notes.

Issuance of Common Stock as a Result of Sale of Securities

In the nine months ended September 30, 2012, the Company issued 6,921,086 shares of common stock for proceeds from the sale of the Company’s common stock of $48,000.

Debt Conversion

In the nine months ended September 30, 2012, the Company issued 5,100,000 shares of its common stock as a result of converting $51,000 of principal on the bridge note holders.

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

As of September 30, 2012, the Company has accrued for an additional $352,625 of dividends resulting in a total payable balance of $914,923.

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

NOTE 10 - SUBSEQUENT EVENTS

Between October 1, 2012 and November 15, 2012, the Company received approximately $XXX in a short term convertible bridge notes payable. The note bears interest at 6% interest and is due in 9 months from the effective date.

In addition, the Company received $XXX in the form of a revenue linked convertible note This note matures in 9 months, is non interest bearing and convertible into $0.07 a share after 9 months. In addition, the noteholder received 1,000,000 shares as per the terms of the agreement.

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

General

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computers (“PC”) to products designed for the mobile industry.  We have built a unique, feature rich, flexible and robust mobile messaging platform.   The current solutions were developed out of the need for, and desire of, consumers to gain necessary insight and visibility into their children's use of today's mobile technology.  The mobile solutions we have developed on our platform for the direct-to-consumer market helps to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving. We have bundled certain features developed on our platform and have released them under the SafeText and DriveAlert brands.  Both offerings are available to consumers at the www.FamilyMobileSafety.com_website.SafeText is a premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText is an easy to use and effective mobile solution, providing notification when potentially "dangerous" situations are happening through a text messaging interaction. The comprehensive offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities. SafeText maintains a proprietary database including an extensive library of words, phrases, and slang that allow for a complete auto-analysis of text conversations. Furthermore, SafeText provides detailed information on voice calls, mobile web browsing, and geo-location. Core features of SafeText are proprietary, patent-pending technology, and we consider to be competitively advantageous. The SafeText solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the ANDRIOD and Blackberry operating systems;

other mobile offerings are currently in development.DriveAlert is a virtual “lock-box” designed to help mitigate the risks of driving while distracted. The smartphone solution launches automatically when the vehicle is in motion, sends customized auto-replies to incoming texts and emails, automatically sends in-coming calls to voicemail, and in an emergency, the driver can easily override DriveAlert to make out-going calls. DriveAlert not only blocks texting, but also all other applications the driver may be distracted by, such as Twitter, Facebook, Instant Messaging, Email and Browsing while the phone is in motion. DriveAlert is available for ANDROID and BlackBerry smartphones.

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

Results of Operations

Comparison of the Results for the Nine Months Ended September 30, 2012 and 2011

Revenue for the nine months ended September 30, 2012 and 2011 was approximately $9,500 and $19,000, respectively, a decrease of approximately $9,500. Gross loss increased to approximately $72,000 from $51,000 due to the amortization of capitalized software costs in the period ended September 30, 2011 of $81,000 compared to $70,000 in the same period in the current year.

Selling costs decreased to approximately $15,000 from approximately $17,000 for the nine months ended September 30, 2012 and 2011, respectively.

Website costs increased by approximately $16,000 for the nine months ended September 30, 2012 compared to the same prior period.

General and administrative expenses decreased to approximately $906,000 from approximately $1,775,000 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease of approximately $869,000 consists of the following changes:

•

Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $1,014,000 for the current period ended September 30, 2012 compared to the prior comparable period due to a decrease in stock based compensation, salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) increased approximately $246,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  This is primarily a result of the increase in consulting expense of approximately $333,500 and a decrease of approximately $87,000 in legal and other professional services.

•

Decrease in marketing expense of approximately $15,000, software development expense of approximately $18,000 and a decrease in insurance expense of approximately $40,000 compared to the same period in 2011.

Interest expense for the nine months ended September 30, 2012 and 2011 was approximately $194,000 and $80,000 respectively, an increase of approximately $114,000. The increase in interest expense is due to the fact that the outstanding balance of convertible notes was higher as of September 30, 2012 compared to the prior period.

Gain on extinguishments of liabilities totaled approximately $0 and $22,000 for the nine months ended September 30, 2012 and 2011, respectively and was due to settlements of outstanding  liabilities and a due to shareholder balance.

Amortization expense from deferred note discounts for the nine months ended September 30, 2012 and 2011 was approximately $295,000 and $566,000, respectively. Although the principal amount of notes payable is lower in the prior period, the Company recorded the amortization when the debtors extended the notes in the first quarter of the fiscal year ended December 31, 2011.

Comparison of the Results for the Three Months Ended September 30, 2012 and 2011

Revenue for the three months ended September 30, 2012 and 2011 was approximately $2,600 and $6,300, respectively, a decrease of approximately $3,700. Gross loss increased to approximately $25,000 from $19,000 due to the increased amortization of software costs as well as the decrease in sales for period ended September 30, 2012.

Selling costs decreased to approximately $3,700 from approximately $1,500 for the three months ended September 30, 2012 and 2011, respectively.

       Website costs increased by approximately $1,200 for the three months ended September 30, 2012 compared to the same prior period.

General and administrative expenses decreased to approximately $316,000 from approximately $533,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease of approximately $217,000 consists of the following changes:

•

Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $,000 for the current period ended September 30, 2012 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) increased approximately $XX,000 for the three months ended September 30, 2012 compared to the same period in 2011.  This is primarily a result of the increase in consulting expense of approximately $XX00 and a decrease of approximately $XX,000 in legal and other professional services.

•	Decrease in rent expense of approximately $6,000, and a decrease in insurance expense of approximately $5,000 compared to the same period in 2011.

Interest expense for the three months ended September 30, 2012 and 2011 was approximately $63,000 and $30,000 respectively, an increase of approximately $33,000. The increase in interest expense is due to the fact that the outstanding balance of convertible notes was higher as of September 30, 2012 compared to the prior period.

Gain on extinguishments of liabilities totaled approximately $0 and $2,000 for the three months ended September 30, 2012 and 2011, respectively and was due to settlements of outstanding  liabilities and a due to shareholder balance.

Amortization expense from deferred note discounts for the three months ended September 30, 2012 and 2011 was approximately $295,000 and $566,000, respectively. The increase in amortization expense from deferred note discounts is due to the full amortization of the deferred notes in the three months ended September 30, 2011.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2012, the Company had cash and cash equivalents of approximately $1,000 and a working capital deficiency of approximately $3,070,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was approximately $596,000 and $592,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $1,594,000 offset by adjustments totaling approximately $998,000, which primarily relates to approximately $230,000 of non cash stock compensation expense, and $383,000 of amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $2,610,000 offset by non cash stock compensation of approximately $680,000 and approximately $656,000 of depreciation and amortization.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was approximately $0 and $141,000 and is attributable to the additions of capitalizable software and website development costs in 2011.

Net cash provided by financing activities was approximately $594,000 and $712,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of approximately $118,000 was the result of lower proceeds from the sale of common stock, and an increase in payments of bridge notes payable as compared to the prior period.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the nine months ended September 30, 2012, and 2011 the Company capitalized approximately $0 and $141,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $89,000 and $76,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There was no impairment for the period ended September 30, 2012. For the period ended September 30, 2011, the Company recorded a write off of approximately $39,000 for website development costs which is included in the accompanying consolidated statement of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2012 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the nine month period ended September 30, 2012 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

Further, on August 8, 2012, the Court granted Ms. Von Biederman a summary judgement that the Company breached the employment agreement by failing to pay her salary owed between July 29, 2009 and November 15, 2009 and the Company breached the consulting agreement by failing to pay Ms. Von Beiderman the $20,000 owed under the consulting agreement.Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended September 30, 2012, pursuant to a stock purchase agreement the Company received $45,000 and issued 6,784,722 shares of common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of September 30, 2012.

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

Date: November 20, 2012

