Form 10-Q/A
period 2012-09-30
ProText Mobility, Inc.
filed 2012-12-26
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q Amendment 1

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 16, 2012 is 260,683,206 shares.

Explanatory Note:

Registrant is filing this amended quarterly report on Form 10-Q/A  to update the original filing which was unintentionally submitted with a draft version and contained several blank items as well as highlighted sections that required updating.  These inlcude: (1) the number of shares outstanding on page 1; (2) corrections made to Note 10 Subsequent Events; and (3) in the MD&A the correct numbers for the three month comparison of results.

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

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 1,022	$ 3,956
Prepaid expenses	4,997	4,997
Total current assets	6,019	8,953

Other assets:
Capitalized software costs, less accumulated amortization of $292,656 and $112,250, respectively	100,659	181,887
Website development costs, less accumulated amortization
of $15,422 and $21,250, respectively	14,578	22,084
Security deposit	2,700	9,454
Total other assets	117,937	213,425

Total assets	$ 123,956	$ 222,378

LIABILITIES
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of discount of $174,419 and $40,385 respectively	1,246,223	885,756
Accounts payable	573,728	607,522
Accrued expenses	1,141,036	729,174
Total current liabilities	3,075,021	2,336,486

Other liabilities:
Dividends payable	914,923	562,298
Total liabilities	3,989,944	2,898,784

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 28,968 and 269,862 respectively	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 400,000,000 shares; issued and outstanding - 252,692,508 and 184,403,757 shares respectively	25,271	18,440
Additional paid-in capital	44,842,945	44,092,616
Accumulated deficit	(48,734,258)	(46,787,516)
Total stockholders' deficit	(3,865,988)	(2,676,406)

Total liabilities and stockholders' deficit	$ 123,956	$ 222,378

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ending September 30,		For the Three Months Ended September 30,
	2012	2011	2012	2011

Revenues	$ 9,525	$ 18,975	$ 1,689	$ 6,285

Cost of Sales
Amortization of Software Costs	81,228	69,661	26,892	25,556
Cost of Sales	81,228	69,661	26,892	25,556

Gross Loss	(71,703)	(50,686)	(25,203)	(19,271)

Operating expenses:
Selling	14,682	16,762	1,941	1,529
Web site costs	105,600	89,942	26,805	35,739
General and administrative	905,777	1,775,074	271,577	532,517
Depreciation and amortization	7,506	20,599	2,502	4,434
Total operating expenses	1,033,565	1,902,377	302,825	574,219

Loss from operations	(1,105,268)	(1,953,063)	(328,028)	(593,490)

Other (income) expenses:
Interest	194,102	79,828	38,914	30,305
Gain on extinguishment of liabilities	-	(22,314)	-	1,667
Other income	-	(4,000)	-	-
Write-off of website costs	-	38,750	-	-
Debt Conversion Expense	-	966	-	-
Amortization of note discounts	294,746	566,140	81,617	31,086
Total other expenses	488,848	659,370	120,531	63,058

Net loss	(1,594,116)	(2,612,433)	(448,559)	(656,548)

Common stock dividends to be issued for Series B Preferred Stock	(352,625)	(352,625)	(117,542)	(118,833)

Net loss applicable to common stock holders	$ (1,946,741)	$ (2,965,058)	$ (566,101)	$ (775,381)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding- basic and diluted	227,267,670	147,671,409	242,450,134	166,930,777

See notes to consolidated unaudited financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$ (1,594,116)	$ (2,612,433)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	-	(22,314)
Debt modification expense	-	966
Write off of website development costs	-	38,750
Warrants/options issued for consulting services	-	61,954
Common stock issued for services	82,782	235,383
Common stock issued for compensation	120,000	165,500
Stock issued for interest	10,415	10,339
Compensatory element of stock options	16,182	268,504
Depreciation	-	14,350
Amortization of software and website development costs	88,734	75,910
Amortization of discount related to debt	294,746	566,140
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Prepaid expenses and other assets	-	8,143
Deferred rent	-	(2,769)
Deposit	6,754	-
Accounts payable and accrued expenses	378,069	603,680
Due to stockholders	-	(4,314)
Total adjustments	997,682	2,020,222

Net cash used in operating activities	(596,434)	(592,211)

Cash flows from investing activities:
Capitalized software costs	-	(140,551)
Net cash used in investing activities	-	(140,551)

Cash flows from financing activities:
Proceeds from sale of common stock	48,000	347,500
Proceeds from exercise of stock options	-	26,970
Proceeds from bridge notes payable	623,000	373,500
Payments of bridge notes payable	(77,500)	(30,000)
Payments of note payable - equipment	-	(2,773)
Payments under capital lease	-	(3,229)
Net cash provided by financing activities	593,500	711,968

Net decrease in cash	(2,934)	(20,794)

Cash at beginning of period	3,956	60,209

Cash at end of period	$ 1,022	$ 39,415

Supplemental disclosures of cash flow information:
Interest paid in cash	$ 33,570	$ -
Taxes paid in cash	$ -	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued in connection with settlement agreement	$ -	$ -
Common stock issued in connection with extinguishment of payable	$ -	$ 248,700
Common stock issued as a result of debt conversion	$ 51,000	$ 1,116,126
Common stock issued in lieu of accrued interest	$ -	$ 125,012
Beneficial conversion feature in relation to convertible loans	$ 428,780	$ 131,833
Common stock dividends payable for Series B Preferred Stock	$ 352,625	$ 352,625

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

2012

Convertible Bridge Notes Payable:

During the nine months ended September 30, 2012, the Company repaid two short-term convertible bridge notes totaling $77,500. In addition, the Company converted a $51,000 short-term convertible bridge note into 5,100,000 shares of common stock. During the nine months ended September 30, 2012, the Company received $222,000 in short term convertible bridge notes payable. The notes bear interest between 8% - 10% interest and are payable upon maturity, 9 months from the date of the loans.

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

Reverse Stock Split

In November 2012 the holders of more than a majority of the voting power of the shareholders of the Company, have approved an amendment to the certificate of incorporation to effect up to a 20-to-1 reverse split of the Company's common stock, par value $0.0001.

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

Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount”payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

The holders of Series B Preferred Stock shall be entitled to cumulative dividends at a rate of 10% per annum, compounded annually and payable in cash upon conversion of the Series B Preferred Stock into shares of common stock or upon such other date as determined by the Board of Directors of the Company.

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

NOTE 10 - SUBSEQUENT EVENTS

On October 18, 2012, the Company received $5,000 in the form of a short term promissory note. The note bears interest at 8% interest and is due on December 31, 2012.

In addition, the Company received $5,000 in the form of a revenue linked convertible note. This note matures in 9 months, is non interest bearing and convertible into $0.07 a share after 9 months. In addition, the noteholder received 500,000 shares as per the terms of the agreement.

In November 2012 the holders of more than a majority of the voting power of the shareholders of the Company, have approved an amendment to the certificate of incorporation to effect up to a 20-to-1 reverse split of the Company's common stock, par value $0.0001.

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

General

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computers (“PC”) to products designed for the mobile industry.  We have built a unique, feature rich, flexible and robust mobile messaging platform.   The current solutions were developed out of the need for, and desire of, consumers to gain necessary insight and visibility into their children's use of today's mobile technology.  The mobile solutions we have developed on our platform for the direct-to-consumer market helps to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving. We have bundled certain features developed on our platform and have released them under the SafeText and DriveAlert brands.  Both offerings are available to consumers at the www.FamilyMobileSafety.com_website.

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

General and administrative expenses decreased to approximately $906,000 from approximately $1,775,000 for the nine months ended September 30, 2012 and 2011, respectively.  The decrease of approximately $869,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $1,014,000 for the current period ended September 30, 2012 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

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

General and administrative expenses decreased to approximately $316,000 from approximately $533,000 for the three months ended September 30, 2012 and 2011, respectively.  The decrease of approximately $217,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $236,000 for the current period ended September 30, 2012 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) increased approximately $34,000 for the three months ended September 30, 2012 compared to the same period in 2011.  This is primarily a result of the increase in consulting expense of approximately $95,000 and a decrease of approximately $61,000 in legal and other professional services.

•	Decrease in rent expense of approximately $10,000, and a decrease in insurance expense of approximately $28,000 compared to the same period in 2011.

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

Date: December 26, 2012

