Form 10-K
period 2012-12-31
ProText Mobility, Inc.
filed 2013-04-17
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "TXTM" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.015 was approximately $36,443,000. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at April 12, 2013 was 449,628,022.

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

Economic Dependency

Since 2009 we have sold our products primarily on-line.   There was no single customer that accounted for more than 10% of the sales for the fiscal years ended December 31, 2012 or 2011.

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

Employees

As of April 15, 2013, the Company has one full time employee.

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

Ms. Von Biederman motioned for a summary judgment that the Company breached the employment agreement by terminating her employment without good cause and/or due to a change in control of the Company.  On August 8, 2012 Ms. Von Biederman's motion was denied.

Further, on August 8, 2012, the Court granted Ms. Von Biederman a summary judgment that the Company breached the employment agreement by failing to pay her salary owed between July 29, 2009 and November 15, 2009 and the Company breached the consulting agreement by failing to pay Ms. Von Biederman the $20,000 owed under the consulting agreement.

The Company is currently in the process of a settlement regarding this case.

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  The case is ongoing and the Company has accrued roughly $24,000 relating to the fees in question.

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

RISKS RELATED TO OUR BUSINESS

If we continue our history of losses, we may be unable to continue our operations

We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue making a profit or earn a significant amount of revenues.  If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.   We generated revenue of approximately $11,000 and $26,000 for the years ended December 31, 2012 and 2011, respectively, and incurred net losses of approximately $2,170,000 and $3,589,000 for the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 we had an accumulated deficit of approximately $49,429,000 a stockholders’ deficit of approximately $4,456,000 and a working capital deficiency of $3,425,000.

We may not be able to continue our business as a going concern

If we are unable to continue as a going concern, you may lose your entire investment.  The report of our independent auditors for the fiscal years ended December 31, 2012 and December 31, 2011 is qualified subject to substantial doubt as to our ability as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2012, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2012, that such results raised substantial doubts about our ability to continue as a going concern. If we are unable to continue as a going concern, you may lose your entire investment.

If we are unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected

If we are not able to raise enough funds through the Equity Line or other sources, we may not be able to successfully develop and market our products and our business may fail. The Company's cash on hand at December 31, 2012 totaled approximately $350 and at December 31, 2011 totaled approximately $4,000. To date, the Company received proceeds from sale of the Company’s Series B Preferred Stock totaling $4,650,000, proceeds from the sale of the Company’s Series A Preferred Stock totaling $2,050,000, proceeds from the use of the Equity Line of $30,000, proceeds from the sale of common stock and exercise of warrants and options in the aggregate of approximately $5,598,000, and approximately $8,659,000 from the issuance of debt. However, we have generated minimal revenue from operations. We do not have any commitments for financing other than the Equity Line, and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through the Equity Line, due to the conditions of the Equity Line we cannot guarantee that we will be able to raise money through the use of the Equity Line or that we will be able to utilize the full Equity Line.

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

As of December 31, 2012 we had notes in the aggregate principal amount of approximately $1,500,000 outstanding. We will need to raise additional funds in order to repay these loans.   In addition we will need to raise additional funds to support further expansion, meet competitive pressures, and respond to unanticipated requirements. We cannot assure you that additional financing will be available to us as needed or on terms favorable to us. We currently do not have any commitments for additional funding other than the Equity Line, which is dependent upon stock sales volume and our stock price over which we have no control.

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

We currently are authorized to issue 750,000,000 shares of common stock and have 293,313,312 shares of common stock outstanding and have reserved an additional 87,631,711 shares of common stock for issuance upon exercise of convertible securities that are currently outstanding.  In 2012, a total of 75,953,037 options/warrants and shares have been returned to the Company, however based upon our current market price, the remaining 369,054,977 shares may not be enough to allow us to raise substantial funds under the Equity Line and other financings and therefore we may need to increase our authorized stock in order to raise a substantial amount of funding under the Equity Line or other financings.  There can be no assurance that we will be able to obtain the necessary shareholder approval for such an increase.

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

Our stock price has been volatile.

Our stock price fluctuated between $0.0016 and $0.038 for the year ended December 31, 2012, and between $0.01 and $0.16 for the year ended December 31, 2011. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

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

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2012, we had a total of 293,313,312 shares of common stock outstanding, but there were also 159,344,306 shares that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our common stock will see their interest as a percentage of the total number of our common stock diluted.

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

Rent expense was approximately $34,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively.

We believe that our facilities are adequate for our current and near-term needs.

Item 3. Legal Proceedings.

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company was in mediation  proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biederman.

Ms. Von Biederman motioned for a summary judgment that the Company breached the employment agreement by terminating her employment without good cause and/or due to a change in control of the Company.  On August 8, 2012 Ms. Von Biederman's motion was denied.

Further, on August 8, 2012, the Court granted Ms. Von Biederman a summary judgment that the Company breached the employment agreement by failing to pay her salary owed between July 29, 2009 and November 15, 2009 and the Company breached the consulting agreement by failing to pay Ms. Von Biederman the $20,000 owed under the consulting agreement.

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  The case is ongoing and the Company has accrued roughly $24,000 relating to the fees in question.

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

As of April 13, 2012, the Company had outstanding 293,313,312 shares of its Common Stock, par value $0.0001 per share.

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2012 and 2011. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$0.0309	$0.038	$0.0260	$0.0134
Low	$0.0060	$0.014	$0.0041	$0.0016

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
High	$0.16	$0.13	$0.16	$0.05
Low	$0.10	$0.06	$0.04	$0.01

The high and low bid prices for shares of the Company’s  Common Stock on April 12, 2013 was $0.0014 and $0.001, per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board.

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

Holders

As of April 12, 2013, the Company had approximately 1,515 holders, of which 185 are record holders of the Company's common stock.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	$0.00	18,404,071

Equity compensation plans not approved by security holders	20,267,815	$0.08	0

Total	20,267,815	$0.08	18,404,071

The number of securities remaining available for future issuance under equity compensation plans approved by security holders totaled 18,404,071 shares at December 31, 2012.

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

In the fourth quarter of 2012, the Company issued 27,282,564 shares of common stock pursuant to a conversion of a promissory note of $50,000 and accrued interest of $2,000.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. In the fiscal year 2012, the Company received approximately $655,000 from bridge notes and approximately $48,000 from common stock purchases. If the Company does not receive additional funding through the Equity Line, the Company will need to raise additional capital. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2012 and 2011

Revenue for the year ended December 31, 2012 and 2011 was approximately $11,000 and $26,000, respectively, an approximate 60% decrease of approximately $15,000. Gross loss decreased approximately 133% to approximately $171,000 from $73,000 due to the decrease in sales and write off’s of software costs in the current period ended December 31, 2012 compared to the same period in the prior year.

Selling costs for the year ended December 31, 2011 and 2010 was approximately $15,000 and $21,000, respectively, a decrease of approximately 30% ($6,000).

Website costs decreased slightly by approximately 4% ($6,000) for the year ended December 31, 2012 compared to the same period in the prior year.

General and administrative expenses decreased to approximately $1,347,000 from approximately $2,692,000 for the years ended December 31, 2012 and 2011, respectively.  The decrease of approximately 53% ($1,321,000) consists of the following changes:

●

Compensation costs (which includes stock compensation, salaries, taxes and benefits) decreased approximately $1,332,000 for the current period ended December 31, 2012 compared to the prior comparable period due to a decrease in salaries, the number of employees, employee benefits, related taxes and stock based compensation.

●

Professional fees (which includes accounting/auditing, consulting and legal fees) decreased approximately $110,000 for the year ended December 31, 2012 compared to the same period in 2011.  This is primarily a result of a decrease of approximately $205,000 in legal fees, $20,000 decrease in accounting fees coupled with an increase of approximately $107,000 in consulting fees.

Interest expense for the year ended December 31, 2012 and 2011 was approximately $233,941 and $111,936 respectively, an increase of approximately 109% ($122,000). The increase in interest expense is due to the fact that the Company has increased the number of outstanding loans and has been unable to repay the loans which in turn continues to accrue interest.

Amortization expense from deferred note discounts for the year ended December 31, 2012 and 2011 was approximately $418,000 and $627,000, respectively. The decrease is due to a number of notes outstanding are fully amortized.

Liquidity and Capital Resources

The financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  We have a working capital deficit, and have incurred losses since inception, and further losses are anticipated in the development of our business raising substantial doubt about our company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of securities.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.   At December 31, 2012 and December 31, 2011, the Company had cash and cash equivalents of approximately $350 and $4,000, respectively and a working capital deficiency of approximately of $3,425,000 and $2,328,000, respectively.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

Net cash used in operating activities for the year ended December 31, 2012 and 2011 was approximately $630,000 and $761,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $2,170,000 offset by adjustments totaling approximately $1,540,000, which primarily relates to approximately $273,000 of non cash stock compensation expense, an increase in accounts payable and accrued expenses of approximately $634,000 and $534,000 of depreciation and amortization. The prior comparative period’s net cash used in operating was due to a net loss of approximately $3,589,000 offset by adjustments totaling approximately $2,827,000, which primarily relates to $1,001,000 of non cash stock compensation expense, debt modification expense of $27,000, an increase in accounts payable and accrued expenses of approximately $989,000 and depreciation and amortization of $749,000.

Net cash used in investing activities for the year ended December 31, 2012 and 2011 was approximately $0 and $192,000, respectively, and is attributable to the additions of capitalizable software and website development costs.

Net cash provided by financing activities was approximately $626,000 and $897,000 for the year ended December 31, 2012 and 2011, respectively. The decrease was to due to  proceeds totaling approximately $933,000 from sales of restricted common stock and bridge note holders in the prior period compared to net proceeds totaling approximately $704,000 from sales of restricted common stock and bridge note holders in the current period.

 Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2012, and 2011 the Company capitalized approximately $0 and $192,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2012 and 2011 was approximately $106,000 and $107,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the fourth quarters of the fiscal years ended December 31, 2012 and 2011 the Company determined there was an impairment to the software capitalization and website development costs related to obsolete product and legacy website costs and recorded write offs of approximately $88,000 and $81,000, respectively, which is included in the accompanying consolidated statement of operations.

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

Recent Accounting Pronouncements Affecting the Company:

In July 2012, FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 did not have a material impact on our financial position or results of operations.

 In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards (“IFRS”).  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 did not have a material impact on our financial position or results of operations.

 In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill & Other (“ASU 2011-08”), which updates the guidance in Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill & Other (“ACS Topic 350”).  The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test.

Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04 (“ASU 2011-04”), which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our financial position or results of operations.

We do not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our disclosure controls and procedures were effective as of December 31, 2012.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

			Year
Name	Age	Position	Began Service
Peter Charles	43	Director, Interim Chief Executive Officer, Chief Operating Officer	2009

Erica Zalbert (2)	38	Chief Financial Officer	2008

Frank Chester	63	Director	2009

David Lewis	43	Director	2009

Tyler Olbres (1)	36	Director	2010

(1)	Mr. Tyler Olbres resigned from the board of directors on January 4, 2012.
(2)	On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

Erica Zalbert - Chief Financial Officer

Since 2008, Ms. Zalbert has been responsible for the Company’s finances and regulatory reporting to the Securities and Exchange Commission. In addition, Ms. Zalbert maintains a close working relationship with the board of directors playing a crucial supportive role with regard to financial and operational initiatives. Ms. Zalbert resigned as Interim Co-Chief Executive Officer on October 11, 2011. Before Ms. Zalbert joined the Company, from 2006 to 2008, she served as Controller to Cambridge Who's Who, a privately held company where she established and lead the accounting department, and oversaw internal accounting and mergers consolidation and financial reporting. Prior thereto, from 2003 to 2006, Ms. Zalbert held the position of Vice President of Financial Reporting for Newtek Business Services (NASDAQ: NEWT) where she was trusted to re-engineer the accounting department responsible for consolidating financials of the company’s 60+ subsidiaries and SEC and audit compliance. Ms. Zalbert started her career in finance and accounting at PricewaterhouseCoopers as an Associate in 1998, leaving in 2003. On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

Code of Ethics

Our board of directors adopted a Code of Ethics that covers all executive officers of our company and its subsidiaries as posted on our website www.protextmobility.net. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

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

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)		Bonuses	Option Grants (2)	All Other Compensation	Total
Position	Year	($)		($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

Peter Charles, Chief Operating	2012	$62,380		-	$-	-	$62,380
Officer, Interim
Executive Officer	2011	$135,000		-	$-	-	$135,000

Erica Zalbert, Chief Financial	2012	$-		-	$-	29,000(4)	$29,000
Officer,(5)	2011	$99,358	(3)	-	$-	-	$99,358

(1)            Salary represents base salary earned in 2012 and 2011.

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

(3)           Ms. Zalbert compensation reflects her pro-rata salary for less than full time employment for the year ending December 31, 2011.

(4)            Ms. Zalbert compensation reflects her consulting fees earned in 2012 of which $24,000 was paid in cash and $5,000 paid in stock.

(5)           On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2012.

	OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)			(b)	(c)	(d)

Peter Charles, Chief
Operating Officer, Interim	2,500,000	2,500,000	-	$0.10	5/27/15
Chief Executive Officer	1,750,000	1,750,000	-	$0.01	12/29/15

Erica Zalbert (1, 2), Chief	1,142,881	1,142,881	-	$0.08	06/01/14
Financial Officer,	1,000,000	1,000,000	-	$0.01	12/31/15

(1)	Options exercised according to Ms. Zalbert’s 10b5-1 plan as filed with the Securities and Exchange Commission on June 21, 2010. Such plan expired June 21, 2011.

(2)	On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

Employment and Consulting Agreements

We entered into an employment agreement with Erica Zalbert effective as of June 1, 2009 for a term of three years to serve as our Chief Financial Officer. The agreement provides that Ms. Zalbert will receive an annual base salary of One Hundred Fifty Thousand Dollars ($150,000), which is to be increased to $175,000 upon the raise of $3,000,000 in equity/debt or a combination thereof and $200,000 upon the raise of $4,000,000 within the first twelve months of the agreement. Ms. Zalbert receives a salary that is pro-rated for the numbers of days that she works based upon an annual salary of $175,000 per year and is entitled to a minimum 10% raise each year. Ms. Zalbert was issued 250,000 options upon signing the agreement which vested immediately and contained a cashless feature. Ms. Zalbert was also issued 1,500,000 options, 500,000 of which vested on the one year anniversary of the agreement and each subsequent one year anniversary. She also receives certain other benefits such as health insurance. Our company has the right to terminate the agreement for Good Cause as defined in the agreement. If the agreement is terminated by us during the initial term, she is entitled to one month’s salary during year one, two months’ salary during year two and three months’ salary during year three. If Ms. Zalbert terminates the agreement due to a Company Material Breach as defined in the agreement, she is entitled to receive her full salary and benefits for three months after termination. If Ms. Zalbert terminates the agreement within 180 days of any warrant, option or bonus grant not for Good Cause she will forfeit such warrant, option or bonus received within the 180 day period. If we terminate the agreement for Cause as defined in the agreement, Ms. Zalbert will be entitled to receive accrued salary only through the termination date and if she is terminated for any other reason, she is entitled to receive severance equal to one year’s salary. Upon her death or disability she is not entitled to receive any base salary and upon a change of control she is entitled to receive her base salary and benefits specified in the agreement. The agreement also contains non-competition and non-disclosure provisions. On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)

David Lewis	2012	$-	$80,000	(4)	$80,000
	2011	$-	$80,000	(3)	$80,000
Frank Chester	2012	$-	$80,000	(4)	$80,000
	2011	$-	$80,000	(3)	$80,000
Tyler Olbres (2)	2012	$-	-		-
	2011	$-	$65,500	(3)	$65,000

(1)	No options were exercised in 2012 or 2011 by any directors.

(2)	Mr. Olbres joined the Board in 2010 and resigned January 4, 2012.

(3)

Represents amounts recognized by ProText Mobility for financial statement reporting purposes of a) Mr. Lewis’ 1,658,759 shares of restricted common stock; b) Mr. Chester’s 1,658,759 shares of restricted common stock and c) Mr. Oblres’s 1,540,146 shares of restricted common stock.

(4)

Represents amounts recognized by ProText Mobility for financial statement reporting purposes of a) Mr. Lewis’ 10,587,039 shares of restricted common stock; b) Mr. Chester’s 10,587,039 shares of restricted common stock.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 12, 2013, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 12, 2013, consisted of 449,628,022 shares of common stock.

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

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 12, 2013 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Shares
	Beneficially	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	119,821,139	26.65%
Tyler Olbres (3)	65,437,053	14.55%
David Lewis (3)	55,520,431	12.35%
Frank Chester (4)	31,815,540	7.05%
Peter Charles (5)	4,250,000	0.95%
Erica Zalbert (5) (6)	2,142,881	0.48%
All directors and executive officers as a group (4 persons)	93,728,852	20.85%

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

(2)

Included in the share ownership of Mr. Lewis are: (i) 46,052 shares of Series B preferred stock that convert to common stock on a 100:1 basis; (ii) 22,896 shares of Series B Preferred stock owned by Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island; (iii) options exercisable for 4,074,867 shares of common stock that are currently exercisable for Mr. Lewis’s services as a board of director and as a consultant; (iv) 25,071,775 shares of common stock for Mr. Lewis’s service as a board of director; (v) 19,427,777 shares of common stock owned directly by Mr. Lewis, and 51,152 shares of common stock owned by Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island.

(3)

Included in the share ownership of Mr. Olbres are; (i) 225,514 shares of Series B preferred stock that convert to common stock on a 100:1 basis that are owned by Rock Island and indirectly owned by Mr. Olbres due to his ownership interest in Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island; (ii) 503,810 shares of common stock; (iii) 1,637,508 shares of common stock issued to him as compensation for services as a director; (iv) 8,649,816 shares of common stock directly owned by Mr. Olbres purchased before his affiliation with Rock Island;  (v) 1,188,000 shares of common stock directly owned by Mr. Olbres; (vi) warrants exercisable for 21,312,000 shares of common stock all of which are currently exercisable (vii)10,000,000 shares of common stock issued in connection with issuance of revenue linked notes to the Company.

(4)

Included in Mr. Chester’s share ownership are options exercisable for 146,815 shares of common stock that are currently exercisable and 25,071,775 shares of common stock for Mr. Chester’s service as a board of director.

(5)	All of the securities beneficially owned by Mr. Charles and Ms. Zalbert are options exercisable for common stock, all of which are currently exercisable.

(2)	On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

Director Independence

The Board of Directors have determined that Mr. Frank Chester is an independent director as of December 31, 2011.

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2012 -	$35,000
Year ended December 31, 2011 -	$55,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2012 -	$19,500
Year ended December 31, 2011 -	$28,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2012 -	$5,000
Year ended December 31, 2011 -	$10,000

All Other Fees:
Year ended December 31, 2012 -	NONE
Year ended December 31, 2011 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits
Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.2	By-laws of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.3	Certificate of Amendment effective April 26, 2005 (incorporated herein by reference to the Company’s Form 8-K filed May 2, 2005)
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

10.6	Addendum to Series B Convertible Stock Purchase Agreement dated August 13, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.7	Addendum to Series B Convertible Stock Purchase Agreement dated August 26, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.8	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.9	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.10	Amendment No. 3 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8K filed on June 1, 2010)
10.11	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Form 10Q filed on August 23, 2010)
10.12	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.13	Investment Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)

Exhibit No.	Description
10.14	Registration Rights Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.15	Peter Charles Employment Agreement effective as of October 2009*
10.16	Dmidnights, Inc. Consulting Agreement effective as of October 2010*
14	Code of Ethics of the Company (incorporated by reference to the Company’s Form 10-KSB filed on March 16, 2004)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **

*	Incorporated herein by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 21, 2011.

**	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Peter Charles
Peter Charles, Chief Executive Officer, Principal Executive Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	April 16, 2013

/s/ David Lewis
David Lewis	Director	April 16, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Balance Sheets as at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2012 and 2011	F-5 - F-6

Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Protext Mobility, Inc.

We have audited the accompanying balance sheet of Protext Mobility, Inc., for the year ended December 31, 2012 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of Protext Mobility, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protext Mobility, Inc., as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $49,943,429 through December 31, 2012, and a net loss of $2,169,751 at December 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in note A. The accompanying financial statements do not include any  adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the Company be unable to continue as a going concern.

/s/ RBSM LLP

Certified Public Accountants

New York, New York

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Protext Mobility, Inc.

We have audited the accompanying balance sheet of Protext Mobility, Inc., for the year ended December 31, 2011 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Protext Mobility, Inc., as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in note 1 to the financial statements, the Company has an accumulated deficit of $44,092,616 through December 31, 2011, and a net loss of $3,588,825 at December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any  adjustments relating to the  recoverability  and classification of asset carrying amounts or the amount and  classification  of  liabilities  that  might  result  should the Company be unable to continue as a going concern.

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

April 16, 2012

PROTEXT MOBILITY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31,December 31, 20122011 ASSETS Current assets: Cash $ 349 $ 3,956 Prepaid expenses - 4,997 Total current assets349 8,953 Other assets: Capitalized software costs, less accumulated amortization of $317,367 and $211,428, respectively- 181,887 Website development costs, less accumulated amortization of $17,924 and $7,916, respectively- 22,084 Security deposit2,700 9,454 Total other assets2,700 213,425 Total assets $ 3,049 $ 222,378 LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities: Current portion of 10% convertible notes payable $ 114,034 $ 114,034 Convertible short term bridge notes payable, net of debt discount of $60,485 and $40,385 respectively1,337,656 885,756 Notes payable5,000 - Accounts payable750,423 607,522 Accrued expenses1,218,039 729,174 Total current liabilities3,425,152 2,336,486 Other liabilities: Dividends payable1,033,757 562,298 Total liabilities4,458,909 2,898,784 Stockholders' deficit Preferred stock - $.0001 par value, authorized - 25,000,000 shares; Series A Convertible Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 28,9683 3 Series B Convertible Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,55151 51 Common stock - $.0001 par value, authorized - 750,000,000 shares; issued and outstanding -293,313,312 and 184,403,757 shares, respectively29,330 18,440 Additional paid-in capital44,943,481 44,092,616 Accumulated deficit (49,428,725) (46,787,516) Total stockholders' deficit (4,455,860) (2,676,406) Total liabilities and stockholders' deficit $ 3,049 $ 222,378 See notes to consolidated financial statements F-3

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ending December 31,
	2012	2011

Revenues	$ 10,634	$ 25,692

Cost of Sales
Write off of software costs	75,948	-
Amortization of software costs	105,939	99,178
Cost of Sales	181,887	99,178

Gross Loss	(171,253)	(73,486)

Operating expenses:
Selling	14,831	21,119
Web site costs	132,405	137,917
General and administrative	1,189,534	2,510,256
Depreciation and amortization	10,008	22,563
Total operating expenses	1,346,778	2,691,855

Loss from operations	(1,518,031)	(2,765,341)

Other (income) expenses:
Interest	233,941	111,936
Gain on extinguishment of liabilities	-	(19,814)
Other income	-	(4,000)
Write-off of website costs	-	81,307
Debt conversion expense	-	27,219
Amortization of note discounts	417,779	626,835
Total other expenses	651,720	823,483

Net loss	(2,169,751)	(3,588,824)

Common stock dividends to be issued
for Series B Preferred Stock	(471,458)	(471,458)

Net loss applicable to common stock holders	$ (2,641,209)	$ (4,060,282)

Per share data
Net Loss per share - basic and diluted	$ (0.01)	$ (0.03)

Weighted average number of
shares outstanding- basic and diluted	236,288,406	148,194,879

See notes to consolidated financial statements
F-4

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (2,169,751)	$ (3,588,824)
Adjustments to reconcile net loss to net cash used in operating activities:

Gain on extinguishment of debt	-	(19,814)
Debt modification expense	-	27,219
Write off of website development costs	12,076	81,307
Warrants/options issued for consulting services	-	61,954
Common stock issued for services	82,781	369,391
Common stock issued for compensation	160,000	225,500
Stock issued for interest	13,912	13,836
Compensatory element of stock options	16,182	330,379
Depreciation	-	14,647
Impairment of software development costs	75,948	-
Amortization of software and website development costs	115,947	107,094
Amortization of debt discount related to debt	417,779	626,835
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Prepaid expenses and other assets	4,997	7,133
Deferred rent	-	(3,849)
Deposit	6,754	-
Accounts payable and accrued expenses	633,768	990,170
Due to stockholders	-	(4,314)
Total adjustments	1,540,144	2,827,488

Net cash used in operating activities	(629,607)	(761,336)

Cash flows from investing activities:
Capitalized software costs	-	(161,691)
Capitalized website development costs	-	(30,000)
Net cash used in investing activities	-	(191,691)

Cash flows from financing activities:
Proceeds from sale of common stock	48,000	427,938
Proceeds from exercise of stock options	-	28,822
Proceeds from bridge notes payable	655,500	476,016
Payments of bridge notes payable	(77,500)	(30,000)
Payments of note payable - equipment	-	(2,773)
Payments under capital lease	-	(3,229)
Net cash provided by financing activities	626,000	896,774

Net decrease in cash	(3,607)	(56,253)

Cash at beginning of period	3,956	60,209

Cash at end of period	$ 349	$ 3,956

Supplemental Schedules of Noncash Investing and Financing Activities:

Common stock issued in connection with extinguishment of payable	$ -	$ 268,700
Common stock issued as a result of debt conversion	$ 101,000	$ 1,283,819
Common stock issued in lieu of accrued interest	$ 2,000	$ 127,694
Restricted stock issued in connection to bridge loans	$ 274,052	$ -
Debt discount of beneficial conversion feature in relation to bridge loans	$ 163,828	$ 132,166
Common stock dividends payable for Series B Preferred Stock	$ 471,458	$ 471,458

See notes to consolidated financial statements
F-5

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
		0.0001		0.0001		0.0001	Paid-In	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2010	269,862	$ 27	511,551	$ 51	145,138,192	$14,514	$40,926,795	$(42,727,234)	$(1,785,847)

Common stock issued as interest on debt					237,960	24	13,812		13,836
Common stock issued pursuant to Stock Purchase Agreements					7,924,009	792	427,146		427,938
Common stock issued for Debt settlement					2,462,421	246	268,453		268,699
Common stock issued pursuant to Preferred A conversion	(240,894)	(24)			2,408,940	241	(217)		-
Fair value of common stock issued for services					7,535,702	754	368,637		369,391
Fair value of options issued for consulting services							61,954		61,954
Option expense							330,379		330,379
Common stock issued in connection with option exercise					714,869	71	26,899		26,970
Common stock issued in connection with warrant exercise					738,273	74	1,778		1,852
Common stock issued board of directors compensation					4,857,663	486	225,014		225,500
Common stock issued pursuant to bridge note holder debt conversion					11,131,767	1,113	1,155,013		1,156,126
Common stock issued for accrued interest					1,253,961	125	127,569		127,694
Modification expense pursuant to warrant							966		966
Modification expense pursuant to conversion of shares							26,252		26,252
Beneficial conversion feature recognized in connection with issuance of convertible notes payable							132,166		132,166
Deemed dividend related to Preferred B Shares								(471,458)	(471,458)
Net loss								(3,588,824)	(3,588,824)
Balance at December 31, 2011	28,968	3	511,551	51	184,403,757	18,440	44,092,616	(46,787,516)	(2,676,406)

Common stock issued as interest on debt					1,320,180	132	13,780		13,912
Common stock issued pursuant to Stock Purchase Agreements					6,921,086	692	47,308		48,000
Fair value of common stock issued for services					6,511,648	651	82,130		82,781
Common stock issued board of directors compensation					21,174,077	2,117	157,883		160,000
Common stock issued pursuant to bridge note holder debt conversion					30,382,564	3,038	97,962		101,000
Common stock issued for accrued interest					2,000,000	200	1,800		2,000
Option expense							16,182		16,182
Common stock issued in connection with issuance of debt					40,600,000	4,060	269,992		274,052
Beneficial conversion feature recognized in connection with issuance of convertible notes payable							163,828		163,828
Deemed dividend related to Preferred B Shares								(471,458)	(471,458)
Net loss								(2,169,751)	(2,169,751)

Balance at December 31, 2012	28,968	$ 3	511,551	$ 51	293,313,312	$ 29,330	$44,943,481	$(49,428,725)	$(4,455,860)

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of approximately $2,170,000 and $3,589,000 for the years ended December 31, 2012 and 2011, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $3,422,000 and an accumulated deficit of approximately $49,429,000 at December 31, 2012.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising money from equity and debt transactions. For the fiscal year ended December 31, 2012, the Company raised a total of approximately $704,000 comprised of proceeds from sale of common stock and issuance of debt. During the fiscal year ended December 31, 2011, the Company raised a total of approximately $933,000 comprised of the exercise of warrant and options ($29,000) and private placement of common stock and warrants and issuance of debt ($904,000). For the fiscal years ended December 31, 2012 and 2011, approximately $101,000 and $1,284,000, respectively of the bridge notes payable have been converted into common stock.

The accompanying consolidated financial statements have been prepared, in accordance with accounting principles principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of December 31, 2012 and 2011 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Years Ended December 31,
	2012	2011
2004 Stock Plan Options	-	-
Non ISO Stock Options	20,267,815	31,504,900
Convertible Preferred Stock	51,444,780	51,444,780
Convertible Bridge Notes and Notes Payable	53,480,601	26,436,060
Warrants	33,336,581	104,767,316

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

(f) Advertising Costs:

The Company expenses ordinary advertising and promotion costs as incurred. Advertising and promotion costs totaled approximately $10,000 and $73,000 for the fiscal year ended December 31, 2012 and 2011 respectively.

(g) Software Development Costs:

In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2012, and 2011 the Company capitalized approximately $0 and $192,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2012 and 2011 was approximately $117,000 and $107,000 respectively.

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

(h) Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the years ended December 31, 2012 and 2011.

Research and development costs are generally expensed as incurred.

(i) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the fiscal years ended December 31, 2012 and 2011, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $88,000 and $81,000 which is included in the accompanying consolidated statement of operations.

(j) Cash Equivalents:

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

(n) Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the year ended December 31, 2012, 6,511,648 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the year ended December 31, 2012 and 2011 include share-based compensation expense for employees and board of directors totaled approximately $160,000 and $714,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

During the year ended December 31, 2012, there were no options granted. In the year December 31, 2011, the Company granted 2,750,000 fully vested options to employees with an exercise price ranging from $0.01 to $0.11 and a five year term.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the year ended December 31, 2012 and 2011 the assumptions made in calculating the fair values of options are as follows:

	For the Years Ended December 31,
	2012	2011
Expected term (in years)	-	5
Expected volatility	-	105.96%-108.94%
Expected dividend yield	-	0%
Risk-free interest rate	-	1.72%-3.75%

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $0 and $0 for the years ended December 31, 2012 and 2011, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the year ended December 31, 2012.

The following table represents our stock options granted, exercised, and forfeited during the year ended December 31, 2012.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2010	32,473,422	$0.20	2.3029	$0
Granted	2,750,000	0.06	4.6392
Exercised	(746,119)	0.03
Forfeited/expired	(2,972,403)	0.10
Outstanding at December 31, 2011	31,504,900	$0.09	2.7715	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(11,237,805)	0.11
Outstanding at December 31, 2012	20,267,815	$0.08	2.3099	$0

  As of December 31, 2012 and 2011, approximately $16,000 and $330,000, respectively, of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2012	2011
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 and $15,000 for the years ended December 31, 2012 and 2011, respectively. Property and equipment include gross assets acquired under capital leases of approximately $0 and $108,000 at December 31, 2012 and 2011, respectively. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During the fiscal year ended December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,000 for years ended December 31, 2012 and 2011, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of December 30, 2012 and 2011, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at December 31, 2012 and December 31, 2011 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.  The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share.

NOTE 6 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2012

Convertible Bridge Notes Payable:

During the year ended December 31, 2012, the Company repaid two short-term convertible bridge notes totaling $77,500. In addition, the Company converted two short-term convertible bridge notes totaling $101,000 into 30,382,564 shares of common stock. During the year ended December 31, 2012, the Company received $244,500 in short term convertible bridge notes payable. The notes bear interest between 6% - 10% interest and are payable upon maturity, 9 months from the date of the loans.

Revenue Linked Convertible Notes Payable:

During the year ended December 31, 2012, the Company entered in to several short term convertible notes totaling $406,000. These notes mature in 9 months, are non-interest bearing and convertible into $0.07 a share after 9 months. In addition, the noteholders received 1,000,000 shares for every $10,000 invested for a total of 40,600,000 shares.

As a result of these issuance the Company recorded a beneficial conversion feature amounting to approximately $275,000 and recorded amortization expense amounting to $195,000.

The Company anticipates it will generate revenue relating to third party managed carrier branded corporate websites, as well as through the sales of its products, and through the proposed test and launch of a national direct response marketing and distribution campaign for its products. The noteholders, upon repayment in full, will be entitled to 10%, on a pro-rated basis, of the aforementioned gross revenue, as adjusted, over a 12 month period following the repayment.

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

Non-Convertible Bridge Notes Payable:

2012

In October of 2012, the Company entered in to short term note payable totaling $5,000. This note matures on April 17, 2013 and bears interest at 8% per annum.

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

NOTE 8 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	2012	2011

Deferred Tax Assets:
Net Operating Losses	$10,018,000	$9,426,000
Option Expense	2,469,000	2,463,000
Other	(153,000)	(130,000)
Valuation Allowances	(12,334,000)	(11,759,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2012 and 2011, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $25,687,000 at December 31, 2012 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2032.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	2012	2011
U.S federal income tax at statutory rate	$(738,000)	$(1,220,000)
State income tax, net of federal income tax benefit	(108,000)	(180,000)
Other	5,000	5,000
Beneficial conversion feature	163,000	244,000
Equity based compensation	95,000	232,000
Valuation tax asset allowance	583,000	919,000
Effective tax rate	$-	$-

NOTE 9 -    EQUITY TRANSACTIONS

Common Stock:

2012

Payment of Interest

For the year ended December 31, 2012, the Company issued 1,320,180 shares (valued at $13,912) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 6,511,648 shares (valued at $82,781) for the year ended December 31, 2012 of the Company’s restricted common stock as payment for compensation to consultants and employees. The Company issued 21,174,077 shares (valued at $160,000) for the year ended December 31, 2012 of the Company’s restricted common stock as payment for services to the Board of Directors.

Debt Conversion of Interest

In the year ended December 31, 2012, the Company issued 2,000,000 shares of its common stock as a result of converting $2,000 of accrued interest on the bridge note holders.

Debt Conversion

In the year ended December 31, 2012, the Company issued 30,382,564 shares of its common stock as a result of converting $101,000 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities

In the year ended December 31, 2012, the Company issued 6,921,686 shares of common stock for proceeds from the sale of the Company’s common stock of $48,000.

Common Stock Issued in Connection with Debt Issuance

In the nine months ended December 31, 2012, the Company issued 40,100,000 shares of its common stock as a result of the issuance of $401,000 of principal on the bridge notes.

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

Option and Warrant Exercises

During the year ended December 31, 2011 the Company issued 714,869 shares of common stock as a result of option exercises (500,000 were cashless and the Company received proceeds totaling $26,970 for the non-cashless exercise of 246,119 options).

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

Warrants:

During the year ended December 31, 2012, the Company did not grant any warrants. In the year ended December 31, 2011, the Company granted 413,025 warrants with a 5 year term and a $0.01 cashless exercise price to a consultant and recorded approximately $62,000 of compensation expense which is included in the accompanying consolidated statement of operations in the general and administrative line item. All of these warrants were exercised within the first fiscal quarter of 2011.

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2010	113,020,650	$0.04
Issued	413,025	0.01
Exercised	(787,099)	(0.01)
Expired	(7,879,260)	(0.21)
Outstanding at December 31, 2011	104,767,316	$0.03
Issued	-	-
Exercised	-	-
Expired	(71,430,735)	(0.21)
Outstanding at December 31, 2012	33,336,581	$0.03

NOTE 10 -     PREFERRED STOCK

Series A Convertible Preferred Stock

For the year ended December 31, 2012 and 2011, the Company has 28,968 shares of Series A Convertible Preferred Stock issued. The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock.

Series B Convertible Preferred Stock

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

On March 4, 2010, ProText Mobility, Inc. (the “Company”) entered into Amendment No. 2 (“Amendment No. 2”) to the Series B Convertible Preferred Stock Purchase Agreement, dated July 29, 2009, as amended by Amendment No. 1 to the Series B Convertible Preferred Stock Purchase Agreement, with Rock Island Capital, LLC (the “Purchaser”), dated September 4, 2009 (as amended, the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchaser, in tranches (with the last tranche to occur within approximately 60 days from execution of Amendment No. 2), an aggregate of 551,551 shares of Series B Preferred Stock (of which 220,022 shares were sold prior to execution of Amendment No.2) for an aggregate purchase price of $5,000,000 (of which $2,000,000 was sold prior to execution of Amendment No. 2). In addition, the Company agreed to issue to the Purchaser five-year warrants to purchase 50,000,000 shares at an exercise price of $0.03, exercisable on a cashless basis, and 50,000,000 shares at an exercise price of $0.06, not exercisable on a cashless basis, in tranches pro rata with the sale of the Series B Preferred Stock. The exercise price of the warrants not exercisable on a cashless basis shall be reduced to $0.03 if the closing price of the Company’s common stock has a volume weighted average price of less than $0.06 for a thirty day period during the term of such warrants. The Company also agreed to issue to the Purchaser 45,000,000 shares of common stock (the “Additional Shares”), in tranches pro rata with the sale of the Series B Preferred Stock. As amended by Amendment No. 3, the Purchaser may terminate the Purchase Agreement upon 10 days’ written notice, in which event the Purchaser shall not be obligated to make any additional purchases under the Purchase Agreement.

In connection with the Purchase Agreement, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock (the “Certificate of Designation”) filed with the State of Delaware on September 5, 2010.

In accordance with the accounting guidance for modifications, for Amendment No. 2, the Company recorded approximately $2,783,000 as a deemed preferred dividend relating to warrant modification with a corresponding credit to additional paid in capital. The Company recorded $4,625,815 as a deemed preferred dividend relating to issuance of common stock and warrants with a corresponding credit to additional paid in capital.

In accordance with the agreement, dividends payable in common stock amounting to 2,708,000 shares were issued for the year ended December 31, 2010.

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

F-14
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

For the year ended December 31, 2010, the Company received $2,650,000 from the sale of Series B Convertible Preferred Stock, and issued an additional 291,529 preferred B shares. The Company recorded the beneficial conversion feature and the warrant associated with such investment as a deemed preferred dividend of $2,650,000 with a corresponding credit to additional paid in capital.

In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $1,034,000 and $562,000 at December 31, 2012 and 2011, respectively which is included in the accompanying consolidated balance sheet.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company was in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biederman.

Ms. Von Biederman motioned for a summary judgment that the Company breached the employment agreement by terminating her employment without good cause and/or due to a change in control of the Company.  On August 8, 2012 Ms. Von Biederman's motion was denied.

Further, on August 8, 2012, the Court granted Ms. Von Biederman a summary judgment that the Company breached the employment agreement by failing to pay her salary owed between July 29, 2009 and November 15, 2009 and the Company breached the consulting agreement by failing to pay Ms. Von Biederman the $20,000 owed under the consulting agreement.

The Company is currently in the process of a settlement regarding this case.

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  The case is ongoing and the Company has accrued roughly $24,000 relating to the fees in question.

Lease Obligation

Our principal executive offices are located at 60 Queens Street, Syosset, New York 11791.  Our lease for such premises commenced April 1, 2012 and is for one year term for a monthly rent of $1,350.00

NOTE 12 - SUBSEQUENT EVENTS

In April 2013, the Company increased its authorized share amount from 425,000,000 shares, of which 400,000,000 relate to common shares and 25,000,000 relate to preferred shares, to 775,000,000 shares of which 750,000,000 relate to common shares and 25,000,000 relate to preferred shares.