Form 10-K/A
period 2012-12-31
ProText Mobility, Inc.
filed 2013-04-30
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / Amendment 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "TXTM" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.015 was approximately $3,644,000. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at April 12, 2013 was 449,628,022.

Documents incorporated by reference: None.

Explanatory Note:

Registrant is filing this amended annual report on Form 10-K/A to update the original filing which was submitted without including the required XBRL attachment.

TABLE OF CONTENTS

Part I.
Item 1. Business	3
Item 1A. Risk Factors	6
Item 1 B. Unresolved Staff Comments	14
Item 2. Properties	14
Item 3. Legal Proceedings	14
Item 4. Mine Safety Disclosures	14

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6. Selected Financial Data	16
Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations	17
Item 8. Financial Statements and Supplementary Data	31
Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	21
Item 9A (T). Controls and Procedures	21
Item 9B. Other Information	21

Part III.
Item 10. Directors, Executive Officers and Corporate Governance	22
Item 11. Executive Compensation	25
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 13. Certain Relationships and Related Transactions, and Director Independence	29
Item 14. Principal Accounting Fees and Services	30

Part IV.
Item 15. Exhibits, Financial Statement Schedules	31

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

 In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

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

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2012 and 2011.

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

(5)	All of the securities beneficially owned by Mr. Charles and Ms. Zalbert are options exercisable for common stock, all of which are currently exercisable.

(6)	On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

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

3.9	Certificate of Ownership and Merger filed with the State of Delaware (incorporated herein by referent to the Company’s Form 8K filed on December 29, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation, filed July 7, 2010 *
4.1	Specimen Common Stock Certificate of the Company*
4.2	Company 2004 Stock Plan, dated January 1, 2004 (incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004)
4.3	2009 Incentive Stock Plan (incorporated by reference to S-8 filed on October 19, 2010)
4.4	Form of 10% Convertible Promissory Note*
4.5	Form of 10% Convertible Promissory Note with restrictions *
4.6	Form of Promissory Note dated May 27, 2010 (10% Interest Rate) *
4.7	Form of Senior Promissory Note dated May 27, 2010 *
4.8	Form of Senior Promissory Note dated March 15, 2011*
4.9	Form of Senior Promissory Note dated December 29, 2010, as amended *
4.10	Form of Convertible Promissory Note (8% Interest Rate)*
4.11	Form of Promissory Note (Up to a Maximum of $200,000)*
4.12	Form of Senior Promissory Note (10% Interest Rate)*
4.13	Form of Warrant with an exercise price of $.15 per share on a cashless basis*
4.14	Form of Warrant with an exercise price of $.15 per share (private placement)*
4.15	Form of Warrant with a ceiling exercise price of $.15 per share at 30 day VWAP*
4.16	Form of Warrant with an exercise price of $.15 per share (promissory note)*
4.17	Form of Warrant with an exercise price of $.10 per share*
4.18	Form of Warrant with an exercise price of $.01 per share*
4.19	Form of Warrant with an exercise price of $.25 per share*
4.20	Form of Warrant with an exercise price of $.25 per share and detailed piggyback registration rights*
4.21	Form of Warrant with an exercise price of $.35 per share and detailed piggyback registration rights*
4.22	Form of Warrant with an exercise price of $.35 per share*
4.23	Form of Warrant with an exercise price of $.14 per share and detailed piggyback registration rights*
4.24	Form of Warrant with an exercise price of $.14 per share*
4.25	Form of Warrant with an exercise price of $.10 per share (cashless exercise)*

31

Exhibit No.	Description
10.1	Lease Agreement, dated June 1, 2006, between the Company and RA 6800 Jericho Turnpike LLC
10.3	Separation Agreement between the Company and Mr. William Bozsnyak dated February 10, 2009. (incorporated herein by reference to Form 10-K filed April 14, 2009)
10.4	Erica Zalbert Employment Agreement dated as of June 1, 2009 (incorporated by reference to the Company’s Form 10-Q on November 16, 2009)
10.5

Series B Convertible Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC (“Series B Convertible Stock Purchase Agreement”) (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)

10.6	Addendum to Series B Convertible Stock Purchase Agreement dated August 13, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.7	Addendum to Series B Convertible Stock Purchase Agreement dated August 26, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.8	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.9	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.10	Amendment No. 3 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8K filed on June 1, 2010)
10.11	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Form 10Q filed on August 23, 2010)
10.12	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.13	Investment Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.14	Registration Rights Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.15	Peter Charles Employment Agreement effective as of October 2009*
10.16	Dmidnights, Inc. Consulting Agreement effective as of October 2010*
14	Code of Ethics of the Company (incorporated by reference to the Company’s Form 10-KSB filed on March 16, 2004)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document***
101.SCHJ	XBRL Taxonomy Schema***
101.CAL	XBRL Taxonomy Calculation Linbase***
101.DEF	XBRL Taxonomy Definition Linkbase***
101.LAB	XBRL Taxonomy Label Linkbase***
101.PRE	XBRL Taxonomy Presentation Linkbase***

*	Incorporated herein by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 21, 2011.

**	Filed herein

***

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

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Peter Charles
Peter Charles, Chief Executive Officer, Principal Executive Officer

Date: April 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	April 29, 2013

/s/ David Lewis
David Lewis	Director	April 29, 2013

33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Balance Sheets as at December 31, 2012 and 2011	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2012 and 2011	F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7 - F-17

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

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, New York

April 16, 2012

PROTEXT MOBILITY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS	For the Years Ending December 31,
	2012	2011

ASSETS
Current assets:
Cash	$ 349	$ 3,956
Prepaid expenses	-	4,997
Total current assets	349	8,953

Other assets:
Capitalized software costs, less accumulated amortization of $317,367 and $211,428, respectively	-	181,887
Website development costs, less accumulated amortization of $17,924 and $7,916, respectively	-	22,084
Security deposit	2,700	9,454
Total other assets	2,700	213,425

Total assets	$ 3,049	$ 222,378

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of debt discount of $60,485 and $40,385 respectively	1,337,656	885,756
Notes payable	5,000	-
Accounts payable	750,423	607,522
Accrued expenses	1,218,039	729,174
Total current liabilities	3,425,152	2,336,486

Other liabilities:
Dividends payable	1,033,757	562,298
Total liabilities	4,458,909	2,898,784

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Convertible Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated;
issued and outstanding - 28,968	3	3
Series B Convertible Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated;
issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 750,000,000 shares;
issued and outstanding -293,313,312 and 184,403,757 shares, respectively	29,330	18,440
Additional paid-in capital	44,943,481	44,092,616
Accumulated deficit	(49,428,725)	(46,787,516)
Total stockholders' deficit	(4,455,860)	(2,676,406)

Total liabilities and stockholders' deficit	$ 3,049	$ 222,378

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