Form 10-Q
period 2013-03-31
ProText Mobility, Inc.
filed 2013-05-20
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The outstanding number of the issuer's common stock, par value $.0001, as of May 15, 2013 is 601,911,586 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements.  These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

2

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 1,632	$ 349
Total current assets	1,632	349

Other assets:
Security deposit	2,700	2,700
Total other assets	2,700	2,700

Total assets	$ 4,332	$ 3,049

LIABILITIES
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of
discount of $22,189 and $60,485 respectively	1,321,952	1,337,656
Loans payable	-	5,000
Derivative liability	39,542	-
Accounts payable	795,288	750,423
Accrued expenses	1,303,162	1,218,039
Total current liabilities	3,573,978	3,425,152

Other liabilities:
Dividends payable	1,148,715	1,033,757
Total liabilities	4,722,693	4,458,909

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding -
28,968 and 28,968 respectively	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued
and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 750,000,000 shares;
issued and outstanding - 460,403,566 and 293,313,312 shares, respectively	46,040	29,330
Additional paid-in capital	45,116,818	44,943,481
Accumulated deficit	(49,881,273)	(49,428,725)
Total stockholders' deficit	(4,718,361)	(4,455,860)

Total liabilities and stockholders' deficit	$ 4,332	$ 3,049

See notes to unaudited condensed consolidated financial statements 3

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ending March 31,
	2013	2012

Revenues	$ 265	$ 5,267

Cost of Sales
Amortization of software costs	-	27,168
Cost of sales	-	27,168

Gross Profit (loss)	265	(21,901)

Operating expenses:
Selling	271	9,090
Web site costs	26,805	41,840
General and administrative	167,926	318,073
Depreciation and amortization	-	2,502
Total operating expenses	195,002	371,505

Loss from operations	(194,737)	(393,406)

Other expenses:
Interest	39,176	92,293
Loss on change in derivative liability	39,542	-
Debt modification expense	15,839	-
Amortization of note discounts	48,296	69,559
Total other expenses	142,853	161,852

Net loss	(337,590)	(555,258)

Common stock dividends to be issued for Series B Preferred Stock	(114,958)	(471,458)

Net loss applicable to common stock holders	$ (452,548)	$ (1,026,716)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding- basic and diluted	347,213,077	148,194,879

See notes to unaudited condensed consolidated financial statements

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (337,590)	$ (555,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt modification expense	15,839	-
Common stock issued for services	23,200	25,542
Common stock issued for compensation	40,000	40,000
Stock issued for interest	3,459	3,421
Compensatory element of stock options	-	16,182
Loss on change in derivative liability	39,542	-
Amortization of software and website development costs	-	29,670
Amortization of discount related to debt	48,296	69,559
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Deposit	-	6,754
Accounts payable and accrued expenses	131,689	89,473
Total adjustments	302,025	280,601

Net cash used in operating activities	(35,565)	(274,657)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	20,848	45,000
Proceeds from loans payable	6,000	-
Proceeds from convertible bridge notes payable	10,000	311,000
Payments of bridge notes payable	-	(42,500)
Net cash provided by financing activities	36,848	313,500

Net increase in cash	1,283	38,843

Cash at beginning of period	349	60,209

Cash at end of period	$ 1,632	$ 99,052

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued as a result of loans payable conversions	$ 11,000	$ -
Common stock issued as a result of convertible debt conversion	$ 64,000	$ -
Common stock issued in lieu of accrued interest	$ 1,700	$ -
Debt discount of beneficial conversion feature in relation to bridge loans	$ 10,000	$ 189,524
Common stock dividends payable for Series B Preferred Stock	$ 114,958	$ 117,542

See notes to unaudited condensed consolidated financial statements 5

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and 2012

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

ProText Mobility Inc. (formerly known as EchoMetrix Inc. and SearchHelp, Inc) was incorporated in the State of Delaware on September 5, 2001 and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which EchoMetrix was merged into the Company, and the Company's corporate name was changed from SearchHelp, Inc. to EchoMetrix, Inc. In December of 2010, the Company formed a new Corporation (ProText Mobility, Inc) and filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which the Company’s wholly owned subsidiary, ProText Mobility, Inc., was merged into the Company, and the Company’

Protext Mobility develops, markets and sells software solutions for the mobile communications market primarily aimed at protecting children from dangers derived from mobile communications and mobile device use. The Company has evolved its business plan from developing software solely for personal computers (“PCs”) to developing software for products designed for the mobile industry. The Company’s offerings include solutions for both the consumer and enterprise markets, with downloadable applications for mobile communications devices: SafeText, DriveAlert & CompliantWireless.

SafeText is a service for mobile devices that provides parents a tool to help manage their children’s mobile communication activities.  DriveAlert is a virtual "lock-box" designed to help mitigate the risk of driving while distracted. Compliant Wireless is a proprietary mobile platform designed for small to large companies to manage employee’s use of mobile devices for business through providing insight into the content and activity generated within their mobile work environment.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising money from equity and debt transactions. For the three months ended March 31, 2013, the Company raised a total of approximately $37,000 comprised of proceeds from sale of common stock and issuance of debt. During the three months ended March 31, 2012, the Company raised a total of approximately $356,000 comprised of the proceeds from sale of common stock and issuance of debt. For the three months ended March 31, 2013 and 2012, approximately $75,000 and $0, respectively of the bridge notes payable have been converted into common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of $337,590 and $555,258 for the three months ended March 31, 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $3,572,000 and an accumulated deficit of approximately $49,881,000 at March 31, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

(c) Use of Estimates:

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2013 and 2012 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2013	2012
2004 Stock Plan Options	-	-
Non ISO Stock Options	20,267,815	22,504,900
Convertible Preferred Stock	51,444,780	51,444,780
Convertible Bridge Notes and Notes Payable	53,413,096	4,552,439
Warrants	33,336,581	113,050,713

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

(f) Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the three months ended March 31, 2013 and 2012.

Research and development costs are generally expensed as incurred.

(g) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

During the three months ended March 31, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the three months ended March 31, 2013 and 2012, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $0. Since 2012 the Company fully impaired software capitalization and website development expense.

(i) Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

(j) Fair Value of Financial Instruments:

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and obligations under capital leases. The carrying amounts of accounts payable and accrued expenses approximate fair value due to the short term nature of these financial instruments. The recorded values of notes payable and obligations under capital leases approximate their fair values, as interest approximates market rates.

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

(m) Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited condensed consolidated financial position, results of operations, or cash flows for the three months ended March 31, 2013 and 2012.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the three months ended March 31, 2013, 36,743,336 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the three months ended March 31, 2013 and 2012 include share-based compensation expense for employees and board of directors totaled approximately $40,000 and $40,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was approximately $22,000 and $0 for the three months ended March 31, 2013 and 2012, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the three months ended March 31, 2013.

The following table represents our stock options granted, exercised, and forfeited during the three months ended March 31, 2013.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2011	31,504,900	$0.09	2.7715	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(11,237,805)	0.11
Outstanding at December 31, 2012	20,267,815	$0.08	2.3099	$0
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2013	20,267,815	$0.08	2.0633	$0

  As of March 31, 2013 and 2012, $0 of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 for the three months ended March 31, 2013 and 2012. Property and equipment include gross assets acquired under capital leases of approximately $0 at March 31, 2013 and 2012. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During the fiscal year ended December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $3,000 for three months ended March 31, 2013 and 2012, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of March 31, 2013 and December 31, 2012, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at March 31, 2013 and December 31, 2012 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.  The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share.

NOTE 6 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2013

Convertible Bridge Notes Payable:

During the three months ended March 31, 2013, the Company fully converted one short-term convertible bridge note and partially converted two short term convertible bridge notes totaling $64,000 into 96,603,968 shares of common stock. During the three months ended March 31, 2013, the Company received $10,000 in short term convertible bridge notes payable. The notes bear interest at 12% interest and are payable upon maturity, 3 months from the date of the loans. As a result, the Company recorded $10,000 debt discount related to beneficial conversion feature.

In connection with the outstanding convertible notes payable, the Company has recorded amortization expense of $48,269 for the three months ended March 31, 2013 with $22,189 net discount balance remaining. As of March 31, 2013, the balance of the Company’s convertible debt amounts to $1,321,952.

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

As a result of these issuances the Company recorded a beneficial conversion feature amounting to approximately $275,000 and recorded amortization expense amounting to $195,000.

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

Loans Payable:

2013

On February 20, 2013, the Company entered in to short term note payable totaling $6,000. This note matures on February 27, 2013 and bears interest at 6% per annum. In addition, the Company converted two loans totaling $11,000 into 9,892,402 shares of common stock.

2012

In October of 2012, the Company entered in to short term note payable totaling $5,000. This note matures on April 17, 2013 and bears interest at 8% per annum.

NOTE 7 - DERIVATIVE LIABILITIES

The Company has identified the embedded derivatives related to these convertible loans during the conversion kick in period. In addition, during March 31, 2013 $8,500 was converted into 15,000,000 shares of common stock. The net balance of these loans amounted to $64,821 as of March 31, 2013 and are included in convertible bridge notes payable on the balance sheet.

During March 31, 2013, the Company determined that these loans became convertible and thus the fair value of the derivative at the kick in period which was 180 days after inception amounted to $49,100. This amount was charged directly to derivative expense since the debt discount had been calculated and amortized in the prior period.

At March 31, 2013, the Company marked to market the fair values of the derivative liability amounting to $39,542 and recorded a $9,558 gain.  The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 275.45% to 322.97% (3) weighted average risk free rate of 0.11% to 0.14%, expected life of 0.04 to 0.21 year and (5) estimated fair value of the Company’s common stock of $0.001 to $0.0015 per share.

NOTE 8 -    EQUITY TRANSACTIONS

Common Stock:

2013

Payment of Interest

For the three months ended March 31, 2013, the Company issued 2,170,713 shares (valued at $3,459) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 11,950,000 shares (valued at $23,200) for the three months ended March 31, 2013 of the Company’s restricted common stock as payment for compensation to consultants. The Company issued 24,793,336 shares (valued at $40,000) for the three months ended March 31, 2013 of the Company’s restricted common stock as payment for services to the Board of Directors.

Debt Conversion of Interest

In the three months ended March 31, 2013, the Company issued 2,931,034 shares of its common stock as a result of converting $1,700 of accrued interest on the bridge note holders.

Debt Conversion

In the three months ended March 31, 2013, the Company issued 106,496,370 shares (96,603,968 for the conversion of convertible notes payable and 9,892,402 shares for the conversion of loans payable) of its common stock as a result of converting $75,000 of principal on the bridge note holders.

Issuance of Common Stock as a Result of Sale of Securities

In the three months ended March 31, 2013, the Company issued 18,748,000 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

Warrants:

During the three months ended March 31, 2013, the Company did not grant any warrants.

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2011	104,767,316	$0.03
Issued	-	-
Exercised	-	-
Expired	(71,430,735)	(0.21)
Outstanding at December 31, 2012	33,336,581	$0.026
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2013	33,336,581	$0.026

NOTE 9 -     PREFERRED STOCK

Series A Convertible Preferred Stock

For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company has 28,968 shares of Series A Convertible Preferred Stock issued. The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock.

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

In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $1,149,000 and $1,034,000 at March 31, 2013 and December 31, 2012, respectively which is included in the accompanying unaudited condensed consolidated balance sheet.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

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

Lease Obligation

Our principal executive offices are located at 60 Queens Street, Syosset, New York 11791.  Our lease for such premises commenced April 1, 2013 and is renewable on a monthly basis for a monthly rent of $650.00

NOTE 11 - SUBSEQUENT EVENTS

On April 30, 2013, Peter Charles resigned as Chief Executive Officer and Board Member of Protext Mobility, Inc. (the Company) for personal reasons.  Mr. Charles’s resignation was not a result of any disagreement with the Company or its executive officers, or any matter relating to the Company’s operations, policies or practices. Effective immediately, David Lewis, a Director of the Company has been appointed Executive Director. The company has taken steps to hire a CEO, or Interim CEO and is in discussions with potential candidates.

In April 2013, the Company received $32,500 in the form of a short term convertible bridge note payable. The note bears interest at 8% interest and is due in 270 days from the effective date.

Between April 1, 2013 and May 15, 2013, the Company issued 141,508,020 as a result of converting approximately $65,000 of principal on the short term convertible bridge notes payable.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

As used in this quarterly report on Form 10-Q, references to the “Company,” “we,” “us,” “our” or similar terms include ProText Mobility, Inc. and its consolidated subsidiaries.

Forward Looking Statements

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements.  Forward-looking statements reflect the Company's views and assumptions based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) the Company's ability to secure necessary capital in order to continue to operate (b) the Company's ability to complete and sell its products and services, (c) the Company's ability to achieve levels of sales sufficient to cover operating expenses, (d) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (e) regulatory or legal changes affecting the Company's business and (f) the effectiveness of the Company's relationships in the parental control and monitoring software and services.

General

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computers (“PC”) to products designed for the mobile industry.

We have built a proprietary & feature rich, mobile messaging platform.  The robust and flexible feature set can be customized and applied to various vertical markets.  The solutions are scalable and can be tailored to meet the specific demands or needs of a large, end user base. .  Our products are designed for mobile devices running on the Android & Blackberry OS providing parents and corporations, solutions to help manage their children's / employee’s mobile communications activities.

The mobile solutions we‘ve developed on our platform utilize our patent pending SmartMessageAnalysis to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving.  We have bundled certain features and released them under SafeText and DriveAlert .  The mobile solutions for the enterprise/corporate compliance are marketed under CompliantWireless, with consumer solutions marketed under FamilyMobileSafety.

Comprehensive Feature Set & Platform:  Consumer & Enterprise Markets

Text Message & Picture Message Dashboard- Text/Pic Messaging Summary: At-a-glance view to text alerts by calendar; Text & email alerts to parent for quick attention. Text/Pic Messaging Detail View: Access to all message details; Flagging & highlighting of violation words & phrases with description; Category & descriptions for each violation.

Web Browser Dashboard- Easily monitor browsing activities via the SafeText online dashboard; At-a-glance view to web browsing activity by calendar; Displayed by date/time the website addresses which have been visited.

GPS Location Dashboard- Easily review GPS Location history from the device via the Dashboard; Locate lost device via the “Locate Now” button; Automatically collects positions at the time of phone use; One-click viewing of historical positions and speed.

Voice Call Dashboard- Easily review Voice Calls from the device via the Dashboard: View voice call logs including incoming and outgoing calls; Logs include indication of call direction and duration.

Application Install Dashboard-  Easily review Installed and uninstalled Apps log from the device via the Dashboard; Display includes application name, details and status; Includes GPS Location & speed indicator.

Consumer Market:

SafeText:

A premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText is an easy to use and effective mobile solution, providing notification when potentially "dangerous" situations are happening through a text messaging interaction. The comprehensive offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities. SafeText maintains a proprietary database including an extensive library of words, phrases, and slang that allow for a complete auto-analysis of text conversations. Furthermore, SafeText provides detailed information on voice calls, mobile web browsing, and geo-location. Core features of SafeText are proprietary, patent-pending technology, which we consider being competitively advantageous. The SafeText solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the Android and Blackberry operating systems.  The SafeText solution incorporates the use of GPS technology., which enables “find my phone & locate now-on demand” & distracted driving notification with mapping displayed & speed recorded.

DriveAlert:

A virtual “lock-box”, designed to curb mobile device use while driving and to help mitigate the risks of driving while distracted.  A downloadable application, the smartphone solution launches automatically when the vehicle is in motion, sends customized auto-replies to incoming texts and emails, automatically sends in-coming calls to voicemail, and in an emergency, the driver can override DriveAlert to make out-going calls. DriveAlert not only blocks texting, but also all other applications the driver may be distracted by, while the phone is in motion. The current configuration is fully compatible with the Android and Blackberry operating systems.

Enterprise Market:

Compliant Wireless

Compliant Wireless is a proprietary mobile platform designed for small to large companies to manage employee’s use of mobile devices for business through providing insight into the content and activity generated within their mobile work environment.  The current configuration is fully compatible with the Android and Blackberry operating systems.  Distracted Driving prevention is uniquely incorporated within a turnkey mobile management and productivity tool where essentially all employee mobile activity are viewable & archived, with violations to company policies being flagged and reported.

CompliantWireless offers company administrator's secure access to a customized web-based and mobile dashboard to review corporate communications and activities taking place on their employee’s mobile devices via the SafeText and DriveAlert modules.  With CompliantWireless, administrators are offered an effective and robust solution to deter, prevent and monitor for inappropriate mobile activities such as sexting, distracted driving, and bullying while importantly maintaining the integrity of data and content being sent via employer supplied devices.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, continuing to market our SafeText and DriveAlert products and leveraging the Company’s core competencies. Our marketing strategy for SafeText and DriveAlert device-based solution is primarily direct-to-consumer. The Company has established relationships with mobile resellers and is in discussions with numerous mobile resellers for additional distribution opportunities.

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Results of Operations

Comparison of the Results for the Three Months Ended March 31, 2013 and 2012

Revenue for the three months ended March 31, 2013 and 2012 was approximately $300 and $5,000, respectively, a decrease of approximately $4,700. Gross profit increased to approximately $300 from a gross loss of $22,000 due to the amortization of capitalized software costs in the period ended March 31, 2012 of $27,168 compared to $0 in the same period in the current year.

Selling costs decreased to approximately $300 from approximately $9,000 for the three months ended March 31, 2013 and 2012, respectively.

Website costs decreased by approximately $15,000 for the three months ended March 31, 2013 compared to the same prior period.

General and administrative expenses decreased to approximately $168,000 from approximately $318,000 for the three months ended March 31, 2013 and 2012, respectively.  The decrease of approximately $150,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $7,000 for the current period ended March 31, 2013 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) decreased approximately $103,000 for the three months ended March 31, 2013 compared to the same period in 2012.  This is primarily a result of the decrease in consulting expense of approximately $69,000, a decrease of approximately $34,000 in legal, accounting and other professional services.

•	Decrease in marketing expense of approximately $5,900, and a decrease in insurance expense of approximately $11,000 compared to the same period in 2012.

Interest expense for the three months ended March 31, 2013 and 2012 was approximately $39,000 and $93,000 respectively, a decrease of approximately $53,000. The decrease in interest expense is due to the fact that an adjustment was made in the prior period to record $32,000 in interest not previously recorded as well as a lower balance in interest bearing notes in the current period.

Loss on change in derivative expense totaled approximately $40,000 and $0 for the three months ended March 31, 2013 and 2012, respectively and was due to derivative liability recorded related to three convertible notes.

Amortization expense from deferred note discounts for the three months ended March 31, 2013 and 2012 was approximately $48,000 and $70,000, respectively. The decrease in amortization was due to the full amortization of existing notes

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2013, the Company had cash and cash equivalents of approximately $1,600 and a working capital deficiency of approximately $3,600,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the three months ended March 31, 2013 and 2012 was approximately $36,000 and $275,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $338,000 offset by adjustments totaling approximately $302,000, which primarily relates to approximately $67,000 of non cash stock compensation expense, $48,000 of amortization of debt discount, debt modification expense of approximately $16,000, loss on change in derivative liability of $40,000 and an increase of accounts payable and accrued expenses of approximately $132,000. The prior comparative period’s net cash used in operating was due to a net loss of approximately $555,000 offset by non cash stock compensation expense of approximately $85,000, approximately $99,000 of amortization of debt discount and software and website costs and an increase of accounts payable and accrued expenses of approximately $89,000.

Net cash provided by financing activities was approximately $37,000 and $314,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease of approximately $277,000 was the result of lower proceeds from the sale of common stock and issuance of bridge notes payable as compared to the prior period.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the three months ended March 31, 2013 and 2012 the Company capitalized $0 software and website development costs.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There was no impairment for the period ended March 31, 2013 and 2012. Since 2012, the Company fully impaired software capitalization and website development expense.

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

Critical Accounting Policies:

Refer to the Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with SEC for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Executive Director has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2013 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the three month period ended March 31, 2013 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management, including the Executive Director, does not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

20

PART II

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2013, pursuant to a stock purchase agreement the Company received $20,848 and issued 18,748,800 shares of common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of March 31, 2013.

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

ProText Mobility, Inc.
(Registrant)

By:	/s/ David Lewis
David Lewis, Executive Director

Date: May 20, 2013