Form 10-Q
period 2013-06-30
ProText Mobility, Inc.
filed 2013-08-19
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 001-31590

ProText Mobility, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16885 River Birch circle
Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (516) 802-0223

60 Queens Street, Suite 106,
Syosset, New York 11791

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

The outstanding number of the issuer's common stock, par value $.0001, as of August 8, 2013 is 701,447,021 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	2

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations For the Six and Three Months ended June 30, 2013 (Unaudited) and 2012 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Six Months ended June 30, 2013 (Unaudited) and 2012 (Unaudited )	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 16

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	22

ITEM 4T –Controls and Procedures	22

PART II:

Item 1 – Legal Proceedings	23
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 – Defaults upon Senior Securities	23
Item 4 – Mine Safety Disclosures	23
Item 5 - Other Information	23
Item 6 – Exhibits	23
Signature Page	24

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

2

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 16,296	$ 349
Total current assets	16,296	349

Other assets:
Security deposit	-	2,700
Total other assets	-	2,700

Total assets	$ 16,296	$ 3,049

LIABILITIES
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of
discount of $140,344 and $60,485 respectively	1,253,798	1,337,656
Loans payable	30,000	5,000
Derivative liability	165,241	-
Accounts payable	736,159	750,423
Accrued expenses	1,398,577	1,218,039
Total current liabilities	3,697,809	3,425,152

Other liabilities:
Dividends payable	1,266,257	1,033,757
Total liabilities	4,964,066	4,458,909

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding -28,968 and 28,968 respectively	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 950,000,000 shares; issued and outstanding - 701,447,021 and 293,313,312 shares, respectively
	70,146	29,330
Additional paid-in capital	45,340,966	44,943,481
Accumulated deficit	(50,358,936)	(49,428,725)
Total stockholders' deficit	(4,947,770)	(4,455,860)

Total liabilities and stockholders' deficit	$ 16,296	$ 3,049

See notes to unaudited condensed consolidated financial statements
3

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ending June 30,		For the Three Months Ending June 30,
	2013	2012	2013	2012

Revenues	$ 642	$ 7,836	$ 377	$ 2,569

Cost of Sales
Amortization of software costs	-	54,336	-	27,168
Cost of sales	-	54,336	-	27,168

Gross Profit (loss)	642	(46,500)	377	(24,599)

Operating expenses:
Selling	2,640	12,741	2,369	3,651
Web site costs	26,805	78,795	-	36,955
General and administrative	356,823	634,200	188,897	316,127
Depreciation and amortization	-	5,004	-	2,502
Total operating expenses	386,268	730,740	191,266	359,235

Loss from operations	(385,626)	(777,240)	(190,889)	(383,834)

Other expenses:
Interest	89,478	155,188	50,302	62,895
Derivative expense	81,241	-	41,699	-
Debt conversion expense	45,339	-	29,500	22,500
Amortization of note discounts	96,027	213,129	47,731	143,570
Total other expenses	312,085	368,317	169,232	228,965

Net loss	(697,711)	(1,145,557)	(360,121)	(612,799)

Common stock dividends to be issued for Series B Preferred Stock	(232,500)	(235,083)	(117,542)	(117,542)

Net loss applicable to common stock holders	$ (930,211)	$ (1,380,640)	$ (477,663)	$ (730,341)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding- basic and diluted	461,665,787	218,223,856	564,744,159	233,436,011

See notes to unaudited condensed consolidated financial statements
4

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$ (697,711)	$ (1,145,557)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt modification expense	45,339	-
Common stock issued for services	36,200	25,542
Common stock issued for compensation	80,000	80,000
Stock issued for interest	6,918	6,918
Compensatory element of stock options	-	16,182
Loss on change in derivative liability	81,241	-
Amortization of software and website development and website development costs	-	59,340
Interest on debt restructuring	12,710	-
Amortization of discount related to debt	96,027	213,129
Increase (decrease) in cash flows as a result of changes in asset and liability account balances:
Deposit	2,700	6,754
Accounts payable and accrued expenses	170,175	263,736
Total adjustments	531,310	671,601

Net cash used in operating activities	(166,401)	(473,956)

Cash flows from financing activities:
Proceeds from sale of common stock	20,848	48,000
Proceeds from loans payable	6,000	-
Proceeds from convertible bridge notes payable	180,500	499,500
Payments of bridge notes payable	(25,000)	(77,500)
Net cash provided by financing activities	182,348	470,000

Net increase (decrease) in cash	15,947	(3,956)

Cash at beginning of period	349	3,956

Cash at end of period	$ 16,296	$ -

Supplemental Schedules of Noncash Investing and Financing Activities:
Common stock issued as a result of loans payable conversions	$ 11,000	$ -
Common stock issued as a result of convertible debt conversion	$ 142,210	$ -
Common stock issued in lieu of accrued interest	$ 3,900	$ -
Restricted stock issued in connection to bridge loans	$ 3,965	$ -
Debt discount of beneficial conversion feature in relation to bridge loans	$ 87,920	$ 343,033
Common stock issued as a result of debt conversion	$ -	$ 45,000
Common stock dividends payable for Series B Preferred Stock	$ 232,500	$ 235,083

See notes to unaudited condensed consolidated financial statements
5

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising money from equity and debt transactions. For the six months ended June 30, 2013, the Company raised a total of approximately $207,000 comprised of proceeds from sale of common stock and issuance of debt. During the six months ended June 30, 2012, the Company raised a total of approximately $548,000 comprised of the proceeds from sale of common stock and issuance of debt. For the six months ended June 30, 2013 and 2012, approximately $153,000 and $45,000, respectively of the bridge notes payable have been converted into common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the consolidated financial statements, the Company incurred net losses of $697,711 and $1,145,557 for the six months ended June 30, 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $3,682,000 and an accumulated deficit of approximately $50,359,000 at June 30, 2013.

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

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2013 and 2012 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Six Months Ended June 30,
	2013	2012
Non ISO Stock Options	19,017,815	21,312,019
Convertible Preferred Stock	51,444,780	51,444,780
Convertible Bridge Notes and Notes Payable	488,781,632	27,225,830
Warrants	32,929,181	35,298,981

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

(f) Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the six months ended June 30, 2013 and 2012.

Research and development costs are generally expensed as incurred.

(g) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months ended June 30, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. For the six months ended June 30, 2013 and 2012, the Company determined there was impairment to the software capitalization and website development expense and recorded write offs of approximately $0. Since 2012 the Company fully impaired software capitalization and website development expense.

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

(m) Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited condensed consolidated financial position, results of operations, or cash flows for the six months ended June 30, 2013 and 2012.

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

The Company’s 2009 Incentive Stock Plan, (the “2009 Plan”), which is Board of Director approved, permits the grant of share options and shares to directors, executives and selected employees and consultants for up to 25,000,000 shares of Common Stock as stock compensation. During the six months ended June 30, 2013, 82,330,888 shares of common stock have been issued to employees and consultants for services.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the six months ended June 30, 2013 and 2012 include share-based compensation expense for employees and board of directors totaled approximately $80,000 and $80,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was $0 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the six months ended June 30, 2013.

The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2013.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2011	31,504,900	$0.09	2.7715	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(11,237,085)	0.11
Outstanding at December 31, 2012	20,267,815	$0.08	2.3099	$0
Exercised	-	-	-	-
Forfeited/expired	(1,250,000)	0.15	-	-
Outstanding at June 30, 2013	19,017,815	$0.07	1.9459	$0

  As of June 30, 2013 and 2012, $0 of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at:

	June 30,	December 31,
	2013	2012
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 for the six months ended June 30, 2013 and 2012. Property and equipment include gross assets acquired under capital leases of approximately $0 at June 30, 2013 and 2012. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During the fiscal year ended December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $7,000 for six months ended June 30, 2013 and 2012, respectively and is included in interest expense on the consolidated statement of operations and in accrued expenses on the consolidated balance sheet as of June 30, 2013 and December 31, 2012, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at June 30, 2013 and December 31, 2012 amounted to approximately $114,000 and are classified as current due to the fact that they are in default for the non-payment by the maturity date.  The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.40 per share.

NOTE 6 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2013

Convertible Bridge Notes Payable:

During the six months ended June 30, 2013, the Company fully converted four short-term convertible bridge notes and partially converted three short-term convertible bridge notes totaling $142,000 into 268,849,209 shares of common stock. During the six months ended June 30, 2013, the Company received $180,500 in short term convertible bridge notes payable. The notes bear interest between 8% - 15% interest, are payable upon maturity, and are convertible between date of issuance – 180 days. As a result, the Company recorded $74,349 debt discount related to beneficial conversion feature. Several note holders received a total of 14,575,000 shares upon issuance of the notes and as a result recorded a debt discount of $12,535 of which $3,026 was amortized.

In connection with the outstanding convertible notes payable, the Company has recorded amortization expense of $96,027 for the six months ended June 30, 2013 with $140,344 net discount balance remaining. As of June 30, 2013, the balance of the Company’s convertible debt amounts to $1,253,799.

In addition, the Company and an issuer of three convertible debentures totaling $42,290 and accrued interest of $3,571 restructured the convertible notes to a non-convertible loan totaling $55,000. The Company recorded the additional $9,139 as interest expense. During the quarter, the Company repaid $25,000 relating to this loan. The balance as of June 30, 2013 is $30,000.

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

On May 24, 2013, the Company and an issuer of three convertible debentures totaling $42,290 and accrued interest of $3,571 restructured the convertible notes to a non-convertible loan totaling $55,000. The Company recorded the additional $9,139 as interest expense. During the quarter, the Company repaid $25,000 relating to this loan. The balance as of June 30, 2013 is $30,000.

2012

In October of 2012, the Company entered in to short term note payable totaling $5,000. This note matures on April 17, 2013 and bears interest at 8% per annum.

NOTE 7 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The Company has identified the embedded derivatives related to these convertible loans during the conversion kick in period. During June 30, 2013, the Company determined that these loans became convertible and thus the fair value of the derivative at the kick in period which amounted to $15,000. This amount was charged directly to derivative expense since the debt discount had been calculated and amortized in the prior period.

At June30, 2013, the Company marked to market the fair values of the derivative liability amounting to $165,241 and recorded a $81,241 loss.  The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 275.45% to 339.78% (3) weighted average risk free rate of 0.11% to 0.15%, expected life of 0.00 to 0.95 year and (5) estimated fair value of the Company’s common stock of $0.0003 to $0.0004 per share.

NOTE 8 -    EQUITY TRANSACTIONS

Common Stock:

2013

Payment of Interest

For the six months ended June 30, 2013, the Company issued 5,696,823 shares (valued at $6,918) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 21,950,000 shares (valued at $36,200) for the six months ended June 30, 2013 of the Company’s restricted common stock as payment for compensation to consultants. The Company issued 60,380,888 shares (valued at $80,000) for the six months ended June 30, 2013 of the Company’s restricted common stock as payment for services to the Board of Directors.

Debt Conversion of Interest

In the six months ended June 30, 2013, the Company issued 8,040,587 shares of its common stock as a result of converting $3,900 of accrued interest on the bridge note holders.

Debt Conversion

In the six months ended June 30, 2013, the Company issued 278,741,611 shares (268,849,209 for the conversion of convertible notes payable and 9,892,402 shares for the conversion of loans payable) of its common stock as a result of converting $153,210 of principal on the bridge note holders.

Common Stock Issued in Connection with Debt Issuance

In the six months ended June 30, 2013, the Company issued 14,575,000 shares of its common stock as a result of the issuance of $3,965 of principal on the bridge notes.

Issuance of Common Stock as a Result of Sale of Securities

In the six months ended June 30, 2013, the Company issued 18,748,800 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

Reverse Stock Split

In November 2012 the holders of more than a majority of the voting power of the shareholders of the Company, have approved an amendment to the certificate of incorporation authorizing the Company’s Board of Directors to effect up to a 20-to-1 reverse split of the Company's common stock, par value $0.0001. As of the date of issuance of the accompanying financial statements, the Company’s Board of Directors have not authorized a reverse stock split.

NOTE 8 -    EQUITY TRANSACTIONS (continued)

 Common Stock

In May 2013, the Company increased its authorized share amount from 775,000,000 shares, of which 750,000,000 relate to common shares and 25,000,000 relate to preferred shares, to 975,000,000 shares of which 950,000,000 relate to common shares and 25,000,000 relate to preferred shares.

Under certain obligations for conversion of convertible notes, preferred shares, options and warrants issued by the Company to various lenders and investors, the Company has contractual commitments to issues a number of its common shares such that if all outstanding convertible instruments were converted, the Company would not have a sufficient number of authorized shares. Under generally accepted accounting principles,  if the Company is unable to deliver the required shares, the holder would be entitled to other remedies, such as cash settlement, which would cause the instrument to be classified as a liability

As stated in footnote 9, the holders of Series Preferred B Convertible B Stock are entitled to such number of votes equal to 51% of the outstanding common stock on an-converted basis only with respect to a proposal to increase the authorized number of shares of capital stock. The Company’s management controls  the Series B Convertible shares  and at their sole discretion may  increase the number of authorized shares of common stock. Accordingly, the Company  has classified the instruments as a liability  at June 30, 2013. The Company has concluded it will have sufficient authorized and unissued shares to settle all contracts subject to ASC 815-40 (EITF Issue 00-19).

Warrants:

During the six months ended June 30, 2013, the Company did not grant any warrants.

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2011	104,767,316	$0.03
Issued	-	-
Exercised	-	-
Expired	(71,430,735)	(0.21)
Outstanding at December 31, 2012	33,336,581	$0.026
Issued	-	-
Exercised	-	-
Expired	(407,400)	(0.247)
Outstanding at June 30, 2013	32,929,181	$0.04

NOTE 9 -     PREFERRED STOCK

Series A Convertible Preferred Stock

For the six months ended June 30, 2013 and the year ended December 31, 2012, the Company has 28,968 shares of Series A Convertible Preferred Stock issued. The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock.

Series B Convertible Preferred Stock

On July 29, 2009, the Company and Rock Island Capital, LLC (“Rock Island”) entered into a Series B Convertible Preferred Stock Purchase Agreement, as amended on September 9, 2009 (the “Agreement”).  Pursuant to the Agreement, the Company has sold to assignees of Rock Island an initial tranche of $2,000,000 of its Series B Convertible Preferred Stock (220,022 shares), in the aggregate, at a purchase price per share of $9.09, and has issued to such assignees Warrants to purchase 22,002,200 shares of the Company’s Common Stock, in the aggregate, at an exercise price of $0.15 per share.  Each share of Series B Convertible Preferred Stock is convertible into 100 shares of the Company’s Common Stock at the sole discretion of the holder.  Pursuant to the Agreement, Rock Island may designate one member for service on the Company’s board of directors.  The holders of Series Preferred B Convertible B Stock are entitled to such number of votes equal to 51% of the outstanding common stock on an-converted basis only with respect to a proposal to increase the authorized number of shares of capital stock. Under the terms of the Agreement, Rock Island and its assignees could, at their discretion, purchase additional shares of Series B Convertible Preferred Stock and Warrants in two additional tranches of $2,000,000 and $1,000,000 payable on or before December 2, 2009, and January 8, 2010, respectively.

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

NOTE 9 -     PREFERRED STOCK (continued)

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

▪	The warrants issued or issuable under the Agreement shall be exercisable on a cashless basis.
▪	On October 20, 2010, the Company filed an Amended and Restated Certificate of Designation of Series B Preferred Stock, pursuant to which:

▪	Pursuant to the commitment of the additional financing of $1,750,000, the number of shares of authorized Series B Preferred Stock was increased from 550,055 to 1,000,000;

▪	Pursuant to the commitment of the additional financing of $1,750,000, the “Special Dividend Amount” payable to the holders of Series B Preferred Stock was increased from $2,500,000 to $3,375,000;and

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

In accordance with Amendment No. 5, the Company has accrued dividends payable amounting to approximately $1,266,257 and $1,033,757at June 30, 2013 and December 31, 2012, respectively which is included in the accompanying unaudited condensed consolidated balance sheet.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On May 10, 2010, the Company was served with an action from Ms. Von Biederman for breach of contract seeking damages in excess of $75,000. The Company was in mediation proceedings, and has accrued $20,000 of prior consulting fees due to Ms. Von Biederman.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 - SUBSEQUENT EVENTS

Between July 1, 2013 and August 8, 2013, the Company received $50,000 in the form of convertible bridge notes payable.

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

The mobile solutions we‘ve developed on our platform utilize our patent pending SmartMessageAnalysis to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving.  We have bundled certain features and released them under SafeText and DriveAlert.  The mobile solutions for the enterprise/corporate compliance are marketed under CompliantWireless, with consumer solutions marketed under FamilyMobileSafety.

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

Results of Operations

Comparison of the Results for the Six Months Ended June 30, 2013 and 2012

Revenue for the six months ended June 30, 2013 and 2012 was approximately $600 and $8,000, respectively, a decrease of approximately $7,400. Gross profit increased approximately $47,000 from a gross loss of $47,000 due to the amortization of capitalized software costs in the period ended June 30, 2012 of $54,000 compared to $0 in the same period in the current year.

Selling costs decreased to approximately $10,000 from approximately $13,000 for the six months ended June 30, 2013 and 2012, respectively.

Website costs decreased by approximately $51,000 for the six months ended June 30, 2013 compared to the same prior period.

General and administrative expenses decreased to approximately $357,000 from approximately $634,000 for the six months ended June 30, 2013 and 2012, respectively.  The decrease of approximately $277,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $42,000 for the current period ended June 30, 2013 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) decreased approximately $176,000 for the six months ended June 30, 2013 compared to the same period in 2012.  This is primarily a result of the decrease in consulting expense of approximately $97,000, a decrease of approximately $80,000 in legal, accounting and other professional services.

•	Decrease in general insurance expense of approximately $23,000, and a decrease in rent expense of approximately $22,000 compared to the same period in 2012.

Interest expense for the six months ended June 30, 2013 and 2012 was approximately $89,000 and $155,000 respectively, a decrease of approximately $66,000. The decrease in interest expense is due to the fact that an adjustment was made in the prior period to record $32,000 in interest not previously recorded as well as a lower balance in interest bearing notes in the current period.

Loss on change in derivative expense totaled approximately $81,000 and $0 for the six months ended June 30, 2013 and 2012, respectively and was due to derivative liability recorded related to five convertible notes.

Amortization expense from deferred note discounts for the six months ended June 30, 2013 and 2012 was approximately $96,000 and $213,000, respectively. The decrease in amortization was due to the full amortization of existing notes

Comparison of the Results for the Three Months Ended June 30, 2013 and 2012

Revenue for the three months ended June 30, 2013 and 2012 was approximately $400 and $2,500, respectively, a decrease of approximately $2,100. Gross profit increased approximately $25,000 from a gross loss of $25,000 due to the amortization of capitalized software costs in the period ended June 30, 2012 of $27,000 compared to $0 in the same period in the current year.

Selling costs decreased to approximately $2,000 from approximately $4,000 for the three months ended June 30, 2013 and 2012, respectively.

Website costs decreased by approximately $37,000 for the three months ended June 30, 2013 compared to the same prior period.

General and administrative expenses decreased to approximately $189,000 from approximately $316,000 for the three months ended June 30, 2013 and 2012, respectively.  The decrease of approximately $127,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $41,000 for the current period ended June 30, 2013 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) decreased approximately $67,000 for the three months ended June 30, 2013 compared to the same period in 2012.  This is primarily a result of the decrease in consulting expense of approximately $28,000, a decrease of approximately $39,000 in legal, accounting and other professional services.

•	Decrease in general insurance expense of approximately $14,000, and a decrease in rent expense of approximately $4,000 compared to the same period in 2012.

Interest expense for the three months ended June 30, 2013 and 2012 was approximately $50,000 and $63,000 respectively, a decrease of approximately $13,000. The decrease in interest expense is due to a lower balance in interest bearing notes in the current period.

Loss on change in derivative expense totaled approximately $42,000 and $0 for the three months ended June 30, 2013 and 2012, respectively and was due to derivative liability recorded related to five convertible notes.

Amortization expense from deferred note discounts for the three months ended June 30, 2013 and 2012 was approximately $48,000 and $144,000, respectively. The decrease in amortization was due to the full amortization of existing notes

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At June 30, 2013, the Company had cash and cash equivalents of approximately $16,000 and a working capital deficiency of approximately $3,700,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was approximately $166,000 and $474,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $698,000 offset by adjustments totaling approximately $531,000, which primarily relates to approximately $123,000 of non cash stock compensation expense, $96,000 of amortization of debt discount, debt modification expense of approximately $45,000, loss on change in derivative liability of $81,000 and an increase of accounts payable and accrued expenses of approximately $170,000. The prior comparative period’s net cash used in operating activities relates to the net loss of approximately $1,146,000 offset by adjustments totaling approximately $694,000, which primarily relates to approximately $129,000 of non cash stock compensation expense, $272,000 of amortization and a decrease of approximately $264,000 relating to accounts payable and accrued expenses.

Net cash provided by financing activities was approximately $182,000 and $470,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease of approximately $298,000 was the result of lower proceeds from the sale of common stock and issuance of bridge notes payable as compared to the prior period.

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

Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the six months ended June 30, 2013 and 2012 the Company capitalized $0 software and website development costs.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  There was no impairment for the period ended June 30, 2013 and 2012. Since 2012, the Company fully impaired software capitalization and website development expense.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Executive Director has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2013 and has concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the six month period ended June 30, 2013 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

22

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the six months ended June 30, 2013, pursuant to a stock purchase agreement the Company received $20,848 and issued 18,748,800 shares of common stock.

The above securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of June 30, 2013.

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

ProText Mobility, Inc.
(Registrant)

By:	/s/ Steve Berman
Steve Berman, Interim Chief Executive Officer

Date: August 19, 2013