Form 10-Q
period 2013-09-30
ProText Mobility, Inc.
filed 2013-11-19
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The outstanding number of the issuer's common stock, par value $.0001, as of November 19, 2013 is 856,342,092 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$ 12,082	$ 349
Prepaid expenses and other assets	4,500
Total current assets	16,582	349

Other assets:
Security deposit	-	2,700
Total other assets	-	2,700

Total assets	$ 16,582	$ 3,049

LIABILITIES
Current liabilities:
Current portion of 10% convertible notes payable	$ 114,034	$ 114,034
Convertible short term bridge notes payable, net of
discount of $198,508 and $60,485 respectively	1,312,993	1,337,656
Loans payable	-	5,000
Derivative liability	344,033	-
Accounts payable	797,709	750,423
Accrued expenses	1,490,451	1,218,039
Total current liabilities	4,059,220	3,425,152

Other liabilities:
Dividends payable	1,385,090	1,033,757
Total liabilities	5,444,310	4,458,909

Stockholders' deficit
Preferred stock - $.0001 par value, authorized - 25,000,000 shares;
Series A Preferred stock - $.0001 par value, $2.62 liquidation value, 1,526,718 designated; issued and outstanding - 28,968 and 28,968 respectively	3	3
Series B Preferred stock - $.0001 par value, $9.09 liquidation value, 1,000,000 designated; issued and outstanding -511,551	51	51
Common stock - $.0001 par value, authorized - 950,000,000 shares; issued and outstanding - 805,092,092 and 293,313,312 shares, respectively	80,510	29,330
Additional paid-in capital	45,396,999	44,943,481
Accumulated deficit	(50,905,291)	(49,428,725)
Total stockholders' deficit	(5,427,728)	(4,455,860)

Total liabilities and stockholders' deficit	$ 16,582	$ 3,049

See notes to unaudited condensed consolidated financial statements 3

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ending September 30,		For the Three Months Ending September 30,
	2013	2012	2013	2012

Revenues	$ 642	$ 9,525	$ -	$ 1,689

Cost of Sales
Amortization of software costs	-	81,228	-	26,892
Cost of sales	-	81,228	-	26,892

Gross Profit (loss)	642	(71,703)	-	(25,203)

Operating expenses:
Selling	5,652	14,682	3,012	1,941
Web site costs	26,805	105,600	-	26,805
General and administrative	596,010	905,777	239,186	271,577
Depreciation and amortization	-	7,506	-	2,502
Total operating expenses	628,467	1,033,565	242,198	302,825

Loss from operations	(627,825)	(1,105,268)	(242,198)	(328,028)

Other expenses:
Interest	144,174	194,102	54,696	38,914
Derivative expense	139,773	-	58,532	-
Debt conversion expense	45,339	-	-	-
Amortization of note discounts	168,122	294,746	72,095	81,617
Total other expenses	497,408	488,848	185,323	120,531

Net loss	(1,125,233)	(1,594,116)	(427,521)	(448,559)

Common stock dividends to be issued for Series B Preferred Stock	(351,333)	(352,625)	(118,833)	(117,542)

Net loss applicable to common stock holders	$ (1,476,566)	$ (1,946,741)	$ (546,354)	$ (566,101)

Per share data
Net Loss per share - basic and diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding- basic and diluted	541,941,058	227,267,670	707,326,143	242,450,134

See notes to unaudited condensed consolidated financial statements 4

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$ (1,125,233)	$ (1,594,116)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt modification expense	45,339	-
Common stock issued for services	36,200	82,782
Common stock issued for compensation	120,000	120,000
Stock issued for interest	10,415	10,415
Compensatory element of stock options	-	16,182
Loss on change in derivative liability	139,773	-
Amortization of software and website development costs	-	88,734
Interest on debt restructuring	22,970	-
Amortization of discount related to debt	168,122	294,746
Increase (decrease) in cash flows as a result of
changes in asset and liability account balances:
Prepaid expenses and other assets	(4,500)	-
Deposit	2,700	6,754
Accounts payable and accrued expenses	323,599	378,069
Total adjustments	864,618	997,682

Net cash used in operating activities	(260,615)	(596,434)

Cash flows from financing activities:
Proceeds from sale of common stock	20,848	48,000
Proceeds from loans payable	6,000	-
Proceeds from convertible bridge notes payable	275,500	623,000
Payments of bridge notes payable	(30,000)	(77,500)
Net cash provided by financing activities	272,348	593,500

Net increase (decrease) in cash	11,733	(2,934)

Cash at beginning of period	349	3,956

Cash at end of period	$ 12,082	$ 1,022

Supplemental Disclosures of Cash flow Information:
Interest paid in cash	$ -	$ 33,570

Supplemental Schedules of Noncash Investing
and Financing Activities:
Common stock issued as a result of loans payable conversions	$ 11,000	$ -
Common stock issued as a result of convertible debt conversion	$ 155,110	$ -
Common stock issued in lieu of accrued interest	$ 3,900	$ -
Restricted stock issued in connection to bridge loans	$ 3,965	$ -
Debt discount of beneficial conversion feature in relation to bridge loans and derivative liability	$ 306,145	$ 428,780
Common stock issued as a result of debt conversion	$ -	$ 51,000
Common stock dividends payable for Series B Preferred Stock	$ 351,333	$ 352,625

See notes to unaudited condensed consolidated financial statements 5

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

ProText Mobility Inc. (the “Company”) was incorporated in the State of Delaware on September 5, 2001 under the name SearchHelp, Inc. and completed its initial public offering on July 23, 2003. During the fiscal year ended December 31, 2008, the Company acquired 100% of the stock of EchoMetrix, Inc, which then became a wholly owned subsidiary, and in May of 2009 the Company filed a Certificate of Ownership and Merger with the State of Delaware pursuant to which EchoMetrix was merged with and into the Company, and the Company's corporate name was changed to EchoMetrix, Inc. In December 2010, filed a Certificate of Ownership and Merger with the state of Delaware pursuant to which the Company’s then wholly owned subsidiary, ProText Mobility, Inc., was merged with and into the Company, and the Company’s corporate name was changed to Protext Mobility, Inc.

ProText Mobility, Inc. develops, markets and sells software solutions for the mobile communications market primarily aimed at protecting children from dangers derived from mobile communications and mobile device use. The Company has evolved its business plan from developing software solely for personal computers (“PCs”) to developing software for products designed for the mobile industry. The Company’s offerings include solutions for both the consumer and enterprise markets, with downloadable applications for mobile communications devices: SafeText, DriveAlert & CompliantWireless.

SafeText is a service for mobile devices that provides parents a tool to help manage their children’s mobile communication activities.  DriveAlert is a virtual "lock-box" designed to help mitigate the risk of driving while distracted. Compliant Wireless is a proprietary mobile platform designed for small to large companies to manage employee’s use of mobile devices for business by providing insight into the content and activity generated within their mobile work environment.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of $1,125,233 and $1,594,116 for the nine months ended September 30, 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $4,043,000 and an accumulated deficit of approximately $50,905,000 at September 30, 2013.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  As the Company increases sales from its products and services, the Company expects to increase cash flows from operations. The Company has been successful in raising money from equity and debt transactions. For the nine months ended September 30, 2013, the Company raised a total of approximately $302,000 comprised of proceeds from sale of common stock and issuance of debt. During the nine months ended September 30, 2012, the Company raised a total of approximately $671,000 comprised of the proceeds from sale of common stock and issuance of debt. For the nine months ended September 30, 2013 and 2012, approximately $166,000 and $388,000, respectively of the bridge notes payable have been converted into common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

ProText Mobility, Inc. is organized as a single reporting unit, with two operating divisions.   References in this report to “ProText Mobility”, the “Company”, “we”, “us” or “our” refers to ProText Mobility Inc. and its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

(d) Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2013 and 2012 have been excluded from the per share computations as their effect would be anti-dilutive:

	For the Nine Months Ended September 30,
	2013	2012
Non ISO Stock Options	19,017,815	21,312,019
Convertible Preferred Stock	51,444,780	51,444,780
Convertible Bridge Notes and Notes Payable	1,160,516,750	27,225,830
Warrants	32,929,181	35,298,981

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

(f) Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the nine months ended September 30, 2013 and 2012.

Research and development costs are generally expensed as incurred.

(g) Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2013, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional.

During the nine months ended September 30, 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. Since 2012 the Company fully impaired software capitalization and website development expense and has not incurred any capital software or website development costs since.

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

(m) Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited condensed consolidated financial position, results of operations, or cash flows for the nine months ended September 30, 2013 and 2012.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the nine months ended September 30, 2013 and 2012 include share-based compensation expense for employees and board of directors totaled approximately $120,000 and $120,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was $0 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the nine months ended September 30, 2013.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2013.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2011	31,504,900	$0.09	2.7715	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(11,237,805)	0.11
Outstanding at December 31, 2012	20,267,815	$0.08	2.3099	$0
Exercised	-	-	-	-
Forfeited/expired	(1,250,000)	0.15	-	-
Outstanding at September 30, 2013	19,017,815	$0.07	1.6938	$0

  As of September 30, 2013 and 2012, $0 of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at:

	September 30,	December 31,
	2013	2012
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 for the nine months ended September 30, 2013 and 2012. Property and equipment include gross assets acquired under capital leases of approximately $0 at September 30, 2013 and 2012. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - 10% CONVERTIBLE NOTES PAYABLE

During the fiscal year ended December 31, 2011 the remaining 10% convertible notes outstanding were in default. The default provision requires an additional 2% interest per annum until the loans are repaid or converted. The 2% default penalty totaled approximately $10,400 and $3,500 for nine and three months ended September 30, 2013, respectively and is included in interest expense on the unaudited condensed consolidated statement of operations and in accrued expenses on the unaudited condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012, respectively.

As reflected on the balance sheets, the value of the 10% convertible notes at September 30, 2013 and December 31, 2012 amounted to approximately $114,000 and are classified as current.  The Notes are convertible at any time at the option of the holder into Common Stock at the conversion rate of $0.14 per share.

NOTE 6 - BRIDGE NOTES PAYABLE

Convertible Bridge Notes Payable:

2013

Convertible Bridge Notes Payable:

During the nine months ended September 30, 2013, the Company fully converted four short-term convertible bridge notes and partially converted four short-term convertible bridge notes totaling $155,110 into 313,849,209 shares of common stock. During the nine months ended September 30, 2013, the Company issued $310,760 of convertible bridge notes payable in which $275,000 was received in cash, $6,300 was additioanl interest applied to the principal and $28,960 was an assignment of debt from loans payable. The notes bear interest between 8% - 15% interest, are payable upon maturity, and are convertible between date of issuance – 180 days. As a result, the Company recorded $306,145 debt discount related to beneficial conversion feature. Several noteholders received a total of 14,575,000 shares upon issuance of the notes and as a result recorded a debt discount of $2,965.

In connection with the outstanding convertible notes payable, the Company has recorded amortization expense of $168,122 for the nine months ended September 30, 2013 with $198,508 net discount balance remaining. As of September 30, 2013, the balance of the Company’s convertible debt amounts to $1,312,993.

In addition, the Company and an issuer of three convertible debentures totaling $42,290 and accrued interest of $3,571 restructured the convertible notes to a non-convertible loan totaling $55,000. The Company recorded the additional $9,139 as interest expense. The Company repaid $30,000 relating to this loan. The balance of $25,000 was again restructured and assigned to a third party on July 10, 2013. The balance which was classified as a convertible note includes interest of $3,960 for a total of $28,960.

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

Loans Payable:

2013

On February 20, 2013, the Company entered in to short term note payable totaling $6,000. This note matured on February 27, 2013 and bears interest at 6% per annum. In addition, the Company converted the $6,000 loan from February 2013 and the $5,000 loan from October 2012 totaling $11,000 into 9,892,402 shares of common stock.

2012

In October of 2012, the Company entered into a short term note payable totaling $5,000. This note matured on April 17, 2013 and bears interest at 8% per annum.

NOTE 7 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The Company has identified the embedded derivatives related to these convertible loans during the conversion kick in period. During September 30, 2013, the Company determined that these loans became convertible and thus the fair value of the derivative at the kick in period which amounted to $85,000. This amount was charged directly to derivative expense since the debt discount had been calculated and amortized in the prior period.

At September 30, 2013, the Company marked to market the fair values of the derivative liability amounting to $344,033 and recorded a $139,773 loss on change in fair value of derivative liability.  The fair values of the embedded derivatives were determined using Black Scholes Option Pricing Model based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 275.45% to 351.47% (3) weighted average risk free rate of 0.03% to 0.15%, expected life of 0.00 to 1.00 year and (5) estimated fair value of the Company’s common stock of $0.00022 to $0.0004 per share.

NOTE 8 -    EQUITY TRANSACTIONS

Common Stock:

2013

Payment of Interest

For the nine months ended September 30, 2013, the Company issued 10,891,731 shares (valued at $10,415) of the Company’s common stock as payment for interest due on the Company’s 10% convertible notes.

Services Rendered

The Company issued 21,950,000 shares (valued at $36,200) for the nine months ended September 30, 2013 of the Company’s restricted common stock as payment for compensation to consultants. The Company issued 113,831,051 shares (valued at $120,000) for the nine months ended September 30, 2013 of the Company’s restricted common stock as payment for services to the Board of Directors.

Debt Conversion of Interest

In the nine months ended September 30, 2013, the Company issued 8,040,587 shares of its common stock as a result of converting $3,900 of accrued interest on the bridge note holders.

Debt Conversion

In the nine months ended September 30, 2013, the Company issued 323,741,611 shares (313,849,209 for the conversion of convertible notes payable and 9,892,402 shares for the conversion of loans payable) of its common stock as a result of converting $166,110 of principal on the bridge note holders.

Common Stock Issued in Connection with Debt Issuance

In the nine months ended September 30, 2013, the Company issued 14,575,000 shares of its common stock valued at $3,965 in conjunction with the issuance of $75,500 of principal on the bridge notes.

Issuance of Common Stock as a Result of Sale of Securities

In the nine months ended September 30, 2013, the Company issued 18,748,000 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

Common Stock

In May 2013, the Company increased its authorized share amount from 775,000,000 shares, of which 750,000,000 relate to common shares and 25,000,000 relate to preferred shares, to 975,000,000 shares of which 950,000,000 relate to common shares and 25,000,000 relate to preferred shares. On October 31, 2013, the Company filed an information statement on Form 14-C with the SEC in order to effect an increase in its authorized share amount from 950,000,000 to 10,000,000,000 common shares.

Under certain obligations for conversion of convertible notes, preferred shares, options and warrants issued by the Company to various lenders and investors, the Company has contractual commitments to issues a number of its common shares such that if all outstanding convertible instruments were converted, the Company would not have a sufficient number of authorized shares. Under generally accepted accounting principles, if the Company is unable to deliver the required shares, the holder would be entitled to other remedies, such as cash settlement, which would cause the instrument to be classified as a liability

As stated in footnote 9, the holders of Series Preferred B Convertible B Stock are entitled to such number of votes equal to 51% of the outstanding common stock on an-converted basis only with respect to a proposal to increase the authorized number of shares of capital stock.  Accordingly, the Company has classified the instruments as a liability at September 30, 2013.  As stated earlier, on October 31, 2013 the Company filed an information statement on Form 14C with the SEC in order to effect an increase in its authorized share amount to 10,000,000 and therefore, the Company has concluded it will have sufficient authorized and unissued shares to settle all contracts subject to ASC 815-40 (EITF Issue 00-19).

Warrants:

During the nine months ended September 30, 2013, the Company did not grant any warrants.

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2011	104,767,316	$0.03
Issued	-	-
Exercised	-	-
Expired	(71,430,735)	(0.21)
Outstanding at December 31, 2012	33,336,581	$0.026
Issued	-	-
Exercised	-	-
Expired	(407,400)	(0.247)
Outstanding at September 30, 2013	32,929,181	$0.04

NOTE 9 -     PREFERRED STOCK

Series A Convertible Preferred Stock

For the nine months ended September 30, 2013 and the year ended December 31, 2012, the Company had 28,968 shares of Series A Convertible Preferred Stock issued. The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock.

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

On October 17, 2013 the Company entered into Amendment No. 6 to the Stock Purchase Agreement of its Series B Convertible Preferred Stock with Rock Island Capital LLC (“Purchaser”) whereby (i) the Purchase Price is reduced to $4,825,000, for which The Buyer will receive the 550,055 shares of Series B Preferred Stock.  The Company acknowledges that it has received payment of $4,825,000 for the 550,055 Series B shares and that the Buyer has completed all of its obligations under the contract.  As consideration, Rock Island is giving up the protective provisions in Section 7 Protective Provisions of the Certificate of Designation,  The Buyer will have the following protective provision ; The Company shall allow the Buyer to designate for election to the Company’s Board of Directors such number of directors as will constitute a majority of the members of the Company’s Board of Directors, and   to increase or decrease the authorized size of the Board or any committee thereof or create any new committee of the Board. The Buyer shall also have the right to remove such designees and to fill any vacancy caused by the resignation, death or removal of such designees (ii) At any time following the date of this Amendment, if it is determined that the Company’s authorized capital stock is insufficient to satisfy the obligations under the Agreement (as amended), including the purchase of the Units, as soon as practicable following the date of such determination, the Company shall use its best efforts to file an amendment to its articles of incorporation to increase the total authorized shares of common stock of the Company such that the Company is able to satisfy all obligations under the Agreement (as amended) and (iii) .   As soon as practicable following the date of this Amendment, the Company will amend its Certificate of Designations of Series B Preferred Stock (the “Certificate”) and file such amendment with the Secretary of State of the State of Delaware, to conform the Certificate with the provisions of this Amendment in such form that is satisfactory to the Buyer.

In accordance with the agreement as amended, the Company has accrued dividends payable amounting to approximately $1,385,090 and $1,033,757 at September 30, 2013 and December 31, 2012, respectively which is included in the accompanying unaudited condensed consolidated balance sheet.

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On October 11, 2013 the Company entered into a Settlement Agreement ("Stipulation of Settlement") with Ms.Von Biederman to settle any/all claims previously disclosed in the Company's periodic filings.  The terms of which are confidential, without any party admitting or conceding any issue of fact or law.

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  The case is ongoing and the Company has accrued roughly $24,000 relating to the fees in question.

Commitments

On September 20, 2013, the Company entered into a financial advisory agreement with a third party non affiliate. The term of the agreement is for 12 months. As compensation for such services, the Company shall pay an initial fee of $50,000 and a monthly fee of $32,500 per month of which $12,000 shall be payable in cash and the balance shall be accrued and paid in the form of a note, the terms of which will be agreed upon by the parties.

NOTE 11 - SUBSEQUENT EVENTS

Between October 1, 2013 and November 13, 2013, the Company issued 71,250,000 shares of common stock as a result of converting $9,700 of principal on two short term convertible bridge notes payable.

On October 11, 2013 the Company entered into a Settlement Agreement ("Stipulation of Settlement") with Ms.Von Biederman to settle any/all claims previously disclosed in the Company's periodic filings.  The terms of which are confidential, without any party admitting or conceding any issue of fact or law.

On October 21, 2013, the Company filed a Certificate of Designations for the creation of Series C Preferred Stock with the Delaware Secretary of State.

On October 31, 2013 the Company filed an information statement on Form 14-C to the SEC in connection with: (i) an increase in the number of authorized shares of common stock from 950,000,000 to 10,000,000,000 shares (“the “Increase”); (ii) a decrease in the par value of the Company’s common stock to $.00001 par value (the “Par Value Change”); (iii) a reverse stock split of the Company’s issued and outstanding shares of common stock on a basis of up to 5,000 for 1 (the “Stock Split”); and (iv) an amendment to the Amended and Restated Certificate of Designations of the Series B Preferred Stock to eliminate the protective provisions set forth in clauses (ii), (iii) and

(iv) of Section 7 of the Amended and Restated Certificate of Designations of the Series B Preferred Stock (the “COD Amendment”).  The approval of each of the Increase, Par Value Change and Stock Split was obtained on October 21, 2013 from six stockholders of the Company that are holders of approximately 56% of the voting rights of the stockholders entitled to vote with respect to each of the proposals, which stockholders own 550,055 shares of the Company’s Series B Preferred Stock, 3,650,000 shares of Series C Preferred Stock and 223,200,089 shares of the Company’s common stock.

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

Comprehensive Feature Set Include:

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

Consumer Market:

SafeText:

A premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText is an easy to use and effective mobile solution, providing notification when potentially "dangerous" situations are happening through a text messaging interaction. The comprehensive offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities. SafeText maintains a proprietary database including an extensive library of words, phrases, and slang that allow for a complete auto-analysis of text conversations. Furthermore, SafeText provides detailed information on voice calls, mobile web browsing, and geo-location. Core features of SafeText are proprietary, patent-pending technology, which we consider being competitively advantageous. The SafeText solution is designed to operate on multiple mobile platforms. The current configuration is fully compatible with the Android and Blackberry operating systems.  The SafeText solution incorporates the use of GPS technology, which enables “find my phone & locate now-on demand” & distracted driving notification with mapping displayed & speed recorded.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of $1,125,233 and $1,594,116 for the nine months ended September 30, 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $4,043,000 and an accumulated deficit of approximately $50,905,000 at September 30, 2013.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The consolidated unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. The plan includes, among other things, continuing to market our SafeText and DriveAlert products and leveraging our core competencies. Our marketing strategy for SafeText and DriveAlert device-based solution is primarily direct-to-consumer. We have established relationships with mobile resellers and is in discussions with numerous mobile resellers for additional distribution opportunities.

If we do not generate sufficient revenues from the sales of its products in an amount necessary to meet our cash needs, we will need additional financing to continue to operate. As we increases sales from our products and services, we expect to increase cash flows from operations.

Results of Operations

Comparison of the Results for the Nine Months Ended September 30, 2013 and 2012

Revenue for the nine months ended September 30, 2013 and 2012 was approximately $600 and $9,500, respectively, a decrease of approximately $9,000. Gross profit increased approximately $72,000 from a gross loss of $72,000 due to the amortization of capitalized software costs in the period ended September 30, 2012 of $81,000 compared to $0 in the same period in the current year.

Selling costs decreased to approximately $6,000 from approximately $15,000 for the nine months ended September 30, 2013 and 2012, respectively.

Website costs decreased by approximately $79,000 for the nine months ended September 30, 2013 compared to the same prior period.

General and administrative expenses decreased to approximately $596,000 from approximately $906,000 for the nine months ended September 30, 2013 and 2012, respectively.  The decrease of approximately $310,000 consists of the following changes:

•

Compensation costs (which include stock compensation, salaries, taxes and benefits) decreased approximately $128,000 for the current period ended September 30, 2013 compared to the prior comparable period due to a decrease in salaries, employee benefits and related taxes.

•

Professional fees (which include accounting/auditing, consulting and legal fees) decreased approximately $131,000 for the nine months ended September 30, 2013 compared to the same period in 2012.  This is primarily a result of the decrease in consulting expense of approximately $41,000, a decrease of approximately $90,000 in legal, accounting and other professional services.

•	Decrease in general insurance expense of approximately $22,000, and a decrease in rent expense of approximately $18,000 compared to the same period in 2012.

Interest expense for the nine months ended September 30, 2013 and 2012 was approximately $144,000 and $194,000 respectively, a decrease of approximately $50,000. The decrease in interest expense is due to the fact that an adjustment was made in the prior period to record $32,000 in interest not previously recorded as well as a lower balance in interest bearing notes in the current period.

Loss on change in derivative expense totaled approximately $140,000 and $0 for the nine months ended September 30, 2013 and 2012, respectively and was due to derivative liability recorded related to five convertible notes.

Amortization expense from deferred note discounts for the nine months ended September 30, 2013 and 2012 was approximately $168,000 and $295,000, respectively. The decrease in amortization was due to the full amortization of existing notes

Comparison of the Results for the Three Months Ended September 30, 2013 and 2012

Revenue for the three months ended September 30, 2013 and 2012 was approximately $0 and $1,700, respectively, a decrease of approximately $1,700. Gross loss increased to approximately $25,000 from a gross loss of $25,000 due to the amortization of capitalized software costs in the period ended September 30, 2012 of $27,000 compared to $0 in the same period in the current year.

Selling costs increased to approximately $3,000 from approximately $2,000 for the three months ended September 30, 2013 and 2012, respectively.

Website costs decreased by approximately $27,000 for the three months ended September 30, 2013 compared to the same prior period.

General and administrative expenses decreased approximately $32,000 to approximately $239,000 from approximately $271,000 for the three months ended September 30, 2013 and 2012, respectively.

Interest expense for the three months ended September 30, 2013 and 2012 was approximately $55,000 and $39,000 respectively, an increase of approximately $16,000. The increase in interest expense is due to the addition of $275,500 in convertible debt during 2013.

Loss on change in derivative expense totaled approximately $59,000 and $0 for the three months ended September 30, 2013 and 2012, respectively and was due to derivative liability recorded related to five convertible notes.

Amortization expense from deferred note discounts for the three months ended September 30, 2013 and 2012 was approximately $72,000 and $82,000, respectively. The decrease in amortization was due to the full amortization in the prior year of existing notes.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2013, the Company had cash and cash equivalents of approximately $12,000 and a working capital deficiency of approximately $4,000,000.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate.  If the Company is able to increase sales from its products and services, the Company expects to increase cash flows from operations.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was approximately $261,000 and $596,000, respectively.   The current period net cash used in operating activities relates to the net loss of approximately $1,125,000 offset by adjustments totaling approximately $865,000, which primarily relates to approximately $167,000 of non-cash stock compensation expense, $168,000 of amortization of debt discount, debt modification expense of approximately $45,000, loss on change in derivative liability of $140,000 and an increase of accounts payable and accrued expenses of approximately $323,000. The prior comparative period’s net cash used in operating activities relates to the net loss of approximately $1,600,000 offset by adjustments totaling approximately $998,000, which primarily relates to approximately $229,000 of non-cash stock compensation expense, $295,000 of amortization of debt discount and an increase of accounts payable and accrued expenses of approximately $378,000.

Net cash provided by financing activities was approximately $272,000 and $594,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of approximately $320,000 was the result of lower proceeds from the sale of common stock and issuance of bridge notes payable as compared to the prior period.

While the Company has raised capital from equity and debt transactions as mentioned above, we are dependent on improved operating results and raising additional funds over the next twelve month period. There can be no assurances given that we will be able to secure additional funding. In the event that we are unable to generate sufficient cash flow or receive proceeds from offerings of debt or equity securities, the Company may be forced to curtail or cease its activities.

Critical Accounting Policies:

There have been no changes to our accounting principles set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2012 filed with SEC. Refer to such report for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2013 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the nine month period ended September 30, 2013 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

20

PART II

Item 1.  Legal Proceedings.

On October 11, 2013 the Company entered into a Settlement Agreement ("Stipulation of Settlement") with Ms.Von Biederman to settle any/all claims previously disclosed in the Company's periodic filings.  The terms of which are confidential, without any party admitting or conceding any issue of fact or law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended September 30, 2013, we issued 10,891,731 shares of our common stock as payment for interest due on our 10% convertible notes.

During the nine months ended September 30, 2013, we issued 21,950,000 shares of our common stock as payment for compensation to consultants and 113,831,051 shares as payment for services to the Board of Directors.

During the nine months ended September 30, 2013, we issued 8,040,587 shares of its common stock as a result of converting $3,900 of accrued interest on the bridge note holders.  These shares were issued in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

During the nine months ended September 30, 2013, we issued 313,849,209 for the conversion of convertible notes payable and 9,892,402 shares for the conversion of loans payable of its common stock as a result of converting $166,110 of principal on the bridge note holders.  The shares issued upon conversion of the notes payable were issued in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

During the nine months ended September 30, 2013, we issued 14,575,000 shares of its common stock as a result of the issuance of $3,965 of principal on the bridge notes.

During the nine months ended September 30, 2013, we issued 18,748,000 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

During the nine months ended September 30, 2013, the Company issued $310,760 of convertible bridge notes payable in which $275,000 was received in cash, $6,300 was additional interest applied to the principal and $28,960 was an assignment of debt from loans payable. The notes bear interest between 8% - 15% interest, are payable upon maturity, and are convertible between date of issuance – 180 days.

Unless otherwise stated, the above securities were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of September 30, 2013.

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

Date: November 19, 2013