Form 10-K
period 2013-12-31
ProText Mobility, Inc.
filed 2014-04-16
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No: 001-31590

PROTEXT MOBILITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of Incorporate or organization)	(I.R.S. Employer Identification No.)

16885 River Birch Circle	33445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 215-4212

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 28, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, under the symbol "TXTM" as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.72 was approximately $2,652,000. For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of registrant’s shares of common stock outstanding at April 12, 2014 was 8,833,570.

Documents incorporated by reference: None.

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

PART I

Item 1. Description of Business

Business Summary

Protext Mobility develops innovative products and solutions for the mobile communications market. As disclosed in public filings, the Company has evolved from a software developer for personal computers (“PC”) to products designed for the mobile industry.  We have built a proprietary & feature rich, mobile messaging platform with a robust and flexible feature set that can be customized and applied to various vertical markets.  The solutions are scalable and can be tailored to meet the specific demands or needs of a large, end user base. Currently, our products are designed for mobile devices running on the Android & Blackberry OS providing parents and corporations, solutions to help manage their children's / employee’s mobile communications activities.  We anticipate deriving a substantial portion of our future revenue from products designed for the mobile industry.

The mobile solutions we‘ve developed on our platform utilize our patent pending SmartMessageAnalysis to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving.  We have bundled certain features and released them under SafeText and DriveAlert .  The mobile solutions for the enterprise/corporate compliance are marketed under CompliantWireless, with consumer solutions marketed under FamilyMobileSolutions

Business Strategy and Products

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

Our Products

In July 2011, Hart Research Associates, a survey research firm, conducted a research project on behalf of the Family Online Safety Institute in order to better understand parents’ knowledge and attitudes toward online safety, and their self-reported use of parental control technologies or other tools for monitoring children’s online activity across various platforms. Out of the 702 parents surveyed, more than half reported using parental control technologies to monitor their child’s online activities, which include the internet and mobile devices. We currently have products aimed at protecting children from dangerous situations that arise on the internet and mobile communication devices.  Our SafeText and DriveAlert parental management products are download applications for use with mobile communications devices and geared to the consumer market, under FamilyMobileSolutions.com, with our CompliantWireless solution designed for enterprise.

SafeText

A premium service for mobile devices that provides parents a solution to help manage their children’s mobile communication activities. SafeText is an easy to use and effective mobile solution, providing notification when potentially "dangerous" situations are happening through a text messaging interaction. The comprehensive offering enables and empowers parents with an easy to use, robust set of tools and features designed to help protect and manage their children’s text messaging activities. SafeText maintains a proprietary language filtering database including an extensive library of words, phrases, and slang that allow for a complete auto-analysis of text conversations. Furthermore, SafeText provides detailed information on voice calls, mobile web browsing, and geo-location. Core features of SafeText are proprietary, patent-pending technology, which we consider being competitively advantageous. The SafeText solution is designed to operate on multiple mobile platforms. The current configuration is compatible with the Android and Blackberry operating systems.  The SafeText solution incorporates the use of GPS technology, which enables “find my phone & locate now-on demand” & distracted driving notification with mapping displayed & speed recorded.

Drive Alert

A virtual “lock-box”, designed to curb mobile device use while driving and to help mitigate the risks of driving while distracted.  A downloadable application, the smartphone solution launches automatically when the vehicle is in motion, sends customized auto-replies to incoming texts and emails, automatically sends in-coming calls to voicemail, and in an emergency, the driver can override DriveAlert to make out-going calls. DriveAlert not only blocks texting, but also all other applications the driver may be distracted by, while the phone is in motion. The current configuration is compatible with the Android and Blackberry operating systems.  Our distracted driving solution utilizes two different technologies for deployment.  The first is a software based solution using GPS technology and the second is hardware based utilizing an OBD-II “Dongle” connected via Bluetooth while in a vehicle.

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

Marketing

SafeText and DriveAlert

Our marketing strategy for the SafeText, Drive Alert and ComplaintWireless products is to provide products primarily directly to consumer and through re-sellers. We are also leveraging the automobile dealership and the insurance verticals for distribution of our distracted driving solution to be sold directly to consumers.  The Company plans to use online marketing and social media for further distribution and sales of its suite of products.

Competition

Our competition for the SafeText, DriveAlert and CompliantWireless products are other developers of applications available in the marketplaces. including  NetNanny, a provider of internet filter software, SMobile Systems Inc, which provides parental controls for smartphones, CellControl and Location Labs, which provide distracted driving products.

We respond to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our work bolster our sales and marketing channels.   We have made regular updates to our platforms and products.  Since February 2011, when SafeText was first launched for Android, we launched the Blackberry-based SafeText application in April 2011 and the mobile parent control center in May 2011. In June 2011, we launched an upgraded SafeText, whose new features include speed detection, mobile web browsing, voice call log and image archiving.  In August 2011 we launched DriveAlert, a “safe driving” solution in response to increased incidences of distracted driving.  In Q4 2012, we launched ComplaintWireless for the enterprise and in Q4, 2013 we launched DriveAlert utilizing OBD-II Dongle-Bluetooth technology.

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

Economic Dependency

Since 2009 we have sold our products primarily on-line.   There was no single customer that accounted for more than 10% of the sales for the fiscal years ended December 31, 2013 or 2012.

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

Employees

As of April 12, 2014, the Company has one full time employee.

Property

Our principal executive offices are located at 16885 River Birch Circle, Delray Beach, FL 33445.  Our lease for such premises commenced in May 2013 and is for one year term for a monthly rent of $1,500.

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

RISKS RELATED TO OUR BUSINESS

If we continue our history of losses, we may be unable to continue our operations

We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue making a profit or earn a significant amount of revenues.  If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.   We incurred net losses of approximately $1.5 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 we had an accumulated deficit of approximately $5.6 million, a stockholders’ deficit of approximately $51.4 million and a working capital deficiency of $4.2 million.

We may not be able to continue our business as a going concern

If we are unable to continue as a going concern, you may lose your entire investment.  The report of our independent auditors for the fiscal years ended December 31, 2013 and December 31, 2012 is qualified subject to substantial doubt as to our ability as a going concern. As discussed in Note 1 to our financial statements for the fiscal year December 31, 2013, we have experienced operating losses over the past two years resulting in an accumulated deficit. Our independent auditors believe, based on our financial results as of December 31, 2013, that such results raised substantial doubts about our ability to continue as a going concern. If we are unable to continue as a going concern, you may lose your entire investment.

If we are unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected

If we are not able to raise enough funds through the Equity Line or other sources, we may not be able to successfully develop and market our products and our business may fail. The Company's cash on hand at December 31, 2013 totaled approximately $41.  To date, the Company received proceeds from sale of the Company’s Series B Preferred Stock totaling $4,650,000, proceeds from the sale of the Company’s Series A Preferred Stock totaling $2,050,000, proceeds from the use of the Equity Line of $30,000, proceeds from the sale of common stock and exercise of warrants and options in the aggregate of approximately $5,598,000, and approximately $8,659,000 from the issuance of debt. However, we have generated minimal revenue from operations. We do not have any commitments for financing other than the Equity Line, and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through the Equity Line, due to the conditions of the Equity Line we cannot guarantee that we will be able to raise money through the use of the Equity Line or that we will be able to utilize the full Equity Line.

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

We have several notes that are due in 2014 and we will need additional capital to repay these loans when due and may not be able to obtain it.

As of December 31, 2013 we had notes in the aggregate principal amount of approximately $1,500,000 outstanding. We will need to raise additional funds in order to repay these loans.   In addition we will need to raise additional funds to support further expansion, meet competitive pressures, and respond to unanticipated requirements. We cannot assure you that additional financing will be available to us as needed or on terms favorable to us. We currently do not have any commitments for additional funding other than the Equity Line, which is dependent upon stock sales volume and our stock price over which we have no control.

The holder of our Series B and C Preferred Stock controls the right to vote our common stock as well as our right to effectuate certain actions.

The holder of our Series B and C Preferred Stock has the right to control the vote of in excess of 51% of our outstanding common stock with regard to an increase in our authorized shares and has the right to 51,155,100 votes based on their ownership of the Series B Preferred Stock and 365,000,000 votes based on their ownership of Series C preferred Stock.  As a result, the holder of our Series B and C Preferred Stock may be able to effectively control the management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate actions. In addition, we are required to obtain the approval of holders of 66% of the Series B Preferred Stock with respect to certain actions, including an increase or decrease in the board size or any committee, an amendment to or waiver of provisions of our organizational documents, the sale of any equity or debt security other than certain exempted transaction, declaration or payment of a dividend, redemption of stock, sale of a substantial portion of our debt or equity or the engagement in a transaction with an affiliate, officer or director. This concentration of control may delay or prevent a change of control and may adversely affect the market value of our common stock.

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

Our inability to retain and attract key personnel could seriously harm our business and adversely affect our ability to develop our products

We believe that our future success will depend on the abilities and continued service of our senior management and executive officers, particularly David Lewis, our Executive Director. If we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and market our products and other future products being developed.

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

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we authorized a class of 1,526,718 Series A 7% of cumulative preferred stock and 28,968 Series A shares remain outstanding as of the date hereof. Our board of directors authorized a class of Series “B” preferred stock, with 1,000,000 shares designated, and since that date, we have sold 511,551 shares. During 2013, we authorized a class of Series “C” Preferred Stock, with 3,900,000 shares designated and 3,650,000 issued and outstanding, which grants special voting rights to its holder.  We may issue additional shares of Series A, B, or C stock in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our stock price has been volatile.

Our stock price fluctuated between $0.08 and $0.48 during the last three months ended December 31, 2013. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

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

There is currently a limited trading market for our securities on the OTCQB. We cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

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

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2013, we had a total of 1,733,569 shares of common stock outstanding, but there were also 9,374,846 shares of common stock that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our common stock will see their interest as a percentage of the total number of our common stock diluted.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 16885 River Birch Circle, Delray Beach, Florida 33445.  In May 2013, we entered into a one year lease for a monthly rent of $1,500.

Item 3. Legal Proceedings. No updates

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

ProText Mobility Inc's public offering was completed on July 23, 2003. A total of 2,474,000 units were sold in the public offering. Each unit consisted of one share of Common Stock, one Class A Warrant, exercisable for five years, to purchase one share of Common Stock at $0.75 per share ("Class A Warrant") and one Class B Warrant, exercisable for seven years, to purchase one share of Common Stock at $1.75 per share ("Class B Warrant"). The Common Stock is quoted on the OTCQB and trades under the symbol TXTM.

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

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$24.72	$30.40	$20.8	$10.72
Low	$4.80	$11.20	$3.28	$1.28

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
High	$1.92	$1.60	$0.56	$0.64
Low	$0.88	$0.48	$0.32	$0.08

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

Holders

As of April 12, 2014, the Company had 185 record holders of the Company's common stock.

Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	$0.00	23,005

Equity compensation plans not approved by security holders	22,428	$56.00	0

Total	22,428	$56.00	23,005

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

In the fourth quarter of 2013, the Company issued 27,282,564 shares of common stock pursuant to a conversion of a promissory note of $50,000 and accrued interest of $2,000.

The above shares of common stock were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. [Company’s attorney to confirm]

Item 6. – Selected Financial Data

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2013 and 2012

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Year Ended		(Decrease)	(Decrease)
	December 31,		in $ 2013	in % 2013
	2013	2012	vs 2012	vs 2012

Revenues:	$ 642	$ 10,634	(9,992)	-94.0%

Cost of Revenues
Amortization of internal-use software costs	-	181,887	(181,887)	-100.0%
	642	(171,253)	171,895	-100.4%

Operating expenses:
Sales, general and administrative	948,949	1,346,778	(397,829)	-29.5%
Total operating expenses	948,949	1,346,778	(397,829)	-29.5%

Operating income	(948,307)	(1,518,031)	569,724	-37.5%

Other income (expense):
Changes in fair value of derivative liability	34,095	-	34,095	NM
Interest expense	(554,161)	(651,720)	(97,559)	-15.0%
	(520,066)	(651,720)	(131,654)	-20.2%

Net loss	$ (1,468,373)	$ (2,169,751)	(701,378)	-32.3%

NM: Not Meaningful

Revenue during 2013 decreased when compared 2012 primarily from the decrease in the number of apps sold during 2013.

Cost of revenues decreased during 2013 when compared to 2012 primarily from the amortization and impairment of our internal-use software which occurred during 2012.  No such events occurred during 2013.

Selling, general, and administrative expenses decreased during 2013 when compared to 2012 resulting primarily from a general reduction of the Company’s expenses during 2013.

Interest expense decreased during 2013 when compared to 2012 primarily from the decrease of notes outstanding for which the debt discount is fully amortized at December 31, 2013.

Changes in fair value of the derivative liability increase in 2013 when compared to 2012, primarily from the issuance of hybrid instruments convertible into the Company’s common stock at a variable rate.  Such hybrid instruments were not issued during 2012.

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

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans and by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.   At December 31, 2013, the Company had cash and cash equivalents of approximately $41 and a working capital deficiency of approximately of $4.1 million.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company would need additional financing to continue to operate. As the Company increases sales from its products and services, the Company expects to increase cash flows from operations although these cash flows may not be enough to support the Company’s operations.

Net cash used in operating activities for the year ended December 31, 2013 and 2012 was approximately $366,000 and $630,000, respectively.

The net cash used in operating activities during 2013 consists of the net loss of approximately $1.3 million adjusted by amortization of debt discount of approximately $296,000 and common stock issued for directors compensation of $160,000. Additionally, the Company’s accounts payable and accrued expenses increased by approximately $494,000 ( primarily unpaid accrued interest from our debt).

The net cash provided by financing activities during 2013 consists primarily from proceeds from the issuance of convertible notes of approximately $369,000 offset by principal repayments on such notes of $30,000.

The net cash used in operating activities during 2012 consists of the net loss of approximately $2.2 million adjusted by amortization of debt discount of approximately $417,000, amortization of internal-use software and website development costs of approximately $204,000,  and common stock issued for directors compensation of $160,000. Additionally, the Company’s accounts payable and accrued expenses increased by approximately $634,000 ( primarily unpaid compensation and accrued interest from our debt).

The net cash provided by financing activities during 2012 consists primarily from proceeds from the issuance of convertible notes of approximately $656,000 offset by principal repayments on such notes of $78,000.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The Company has two members of the board of directors. The identity of each of our directors and executive officers and their principal occupations for the past five years are as follows.

			Year
Name	Age	Position	Began Service

Frank Chester	64	Director	2009

David Lewis	44	Executive Director	2009

David M. Lewis – Executive Director

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

Committees of the Board

Our company has a compensation committee consisting of Msrs, Chester and  Lewis. This committee performs several functions, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of ProText Mobility’s officers and directors, and persons who own more than ten percent of a registered class of ProText Mobility’s equity securities, to file reports of ownership and changes in ownership of equity securities of ProText Mobility with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish ProText Mobility with copies of all Section 16(a) forms that they file.  Based on our review of the 16(a) filings, we believe that : state conclusion

Changes in Nominating Procedures

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

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)		Bonuses	Option Grants (2)	All Other Compensation		Total
Position	Year	($)		($)	($)	($)		($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)
Peter Charles, former Chief Operating	2013 2012		$62,380	-	$-	-		$62,380
Steve Berman
Interim CEO	2013 2012	$ $	150,000 -	-	$-	-	$ $	150,000 -
David Lewis,	2013		$180,000	-	$-			$180,000
Executive Director	2012		$180,000	-	$-	-		$180,000

(1) Salary represents base salary earned in 2013 and 2012.

(2) Represents the amount recognized by ProText Mobility for financial statement reporting purposes in accordance with the recognition and measurement provisions of Share Based Compensation as defined in FASB Codification, topic 718, which requirescompensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2013.

OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)			(b)	(c)	(d)
Steve Berman,
Interim Chief Executive Officer	-	-	-	$-	-
	-	-	-	$-	-

David Lewis,	5,000 57	5,000 57	-	$8.00 80.00	12/29/2015 03/31/2015
Executive Director,	38	38	-	$136.00	06/30/2015

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

We entered into an employment agreement with Steve Berman as Interim Chief Executive Officer in May 2013.  The agreement provides for the payment of $50,000 per quarter and is renewable every three months and is entitled to 15% of the net revenues resulting in a commercial contract.

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

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)

David Lewis	2013	$-	$80,000	(3)	$80,000
	2012	$-	$80,000	(3)	$80,000
Frank Chester	2012	$-	$80,000	(3)	$80,000
	2011	$-	$80,000	(3)	$80,000
Tyler Olbres (2)	2012	$-	-		-
	2011	$-	$65,500	(3)	$65,000

(1)	No options were exercised in 2013 or 2012 by any directors.

(2)	Mr. Olbres joined the Board in 2010 and resigned January 4, 2012.

(3)	Represents amounts recognized by ProText Mobility for financial statement reporting purposes pursuant to ASC 718.

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

	Shares
	Beneficially	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	131,773	1%
Tyler Olbres (3)	37,527	* %
David Lewis (3)	5,365,149	38%
Frank Chester (4)	111,986	1%
Steve Berman(5)	103,814	1%
Richard Grossfeld (6)
All directors and executive officers as a group (4 persons)	3,684,221	40%

(1)

Rock Island Capital, LLC, with an address of 1234 South Dixie Hwy, #342, Coral Gables, FL 33146, has six members, of which one non-managing member serves on our board of directors, David Lewis. The amounts beneficially owned by Rock Island include Mr. Lewis’ and Mr. Olbres' ownership. Mr. Grossfeld is the managing member of Rock Island and as such have voting and disposition control over the shares owned by Rock Island. Neither Mr. Lewis nor Mr. Olbres have voting or disposition control over the shares owned by Rock Island; Mr. Olbres has control over a 60.622% ownership interest in Rock Island and Mr. Lewis has a 6.155% ownership interest in Rock Island.

        Included in the total beneficial ownership of Rock Island are:

	(i)	411,899 shares of Series B Preferred Stock which convert to common stock at a ratio of 1 to 8, and are entitled to two votes per share on an as converted basis or 102,972 votes.
	(ii)	198 shares of common stock owned directly by Rock Island.
	(iii)	Warrants exercisable for 28,600shares of common stock.

(2)

Included in the share ownership of Mr. Olbres are: (i) 14,344 shares of common stock; (ii) 12,500 shares of common stock issued in connection with issuance of revenue linked notes to the Company; (vi) 10,683 shares of common stock related to convertible debt.  Does not include shares of Series B preferred stock that convert to common stock on a 100:1 basis that are owned by Rock Island and indirectly owned by Mr. Olbres due to his ownership interest in Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island

(3)

Included in the share ownership of Mr. Lewis are: (i) 46,052 shares of Series B preferred stock that convert to common stock on a 1:8 basis and are entitled to two votes per share on an as converted basis or 5,757 votes; (ii) 3,650,000 shares of Series C Preferred Stock which vote on a 100 to 1 basis; (iv) options exercisable for 5,094 shares of common stock that are currently exercisable for Mr. Lewis’s services as a board of director and as a consultant; (v) 215,210 shares of common stock, and (vi), 5,133,333 shares of common stock underlying convertible notes aggregating $77,000.

(4)	Included in Mr. Chester’s share ownership are options exercisable for 94 shares of common stock that are currently exercisable and 111,892 shares of common stock.
(5)

Included in Mr. Berman’s share ownership are warrants exercisable for 2,938 shares of common stock that are currently exercisable and 100,877 shares of common stock for Mr. Berman’s service as Chief Executive Officer.

(6)

Mr. Grossfeld owns: (i) directly (a) 16,292 shares of common stock, (b) 46,052 shares of Series B Preferred Stock that convert to common stock on a 1:8 basis and are entitled to two votes per share on an as converted basis ; and (ii) indirectly as the managing member of Rock Island (a) 158,260 shares of common stock owned directly by Rock Island (of which Mr. Grossfeld will receive 51,152 shares of common stock upon liquidation of Rock Island) and (b) 411,899 shares of Series B Preferred Stock owned by Rock Island that convert to common stock on a 100:1 basis and are entitled to  two votes per share on an as converted basis or 82,379,800  votes (of which Mr. Grossfeld will receive 22,896 shares upon liquidation of Rock Island).

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

*) less than 1%

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

Director Independence

The Board of Directors have determined that Mr. Frank Chester is an independent director as of December 31, 2013.

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2013 -	$35,000
Year ended December 31, 2012 -	$35,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2013 -	$19,500
Year ended December 31, 2012 -	$19,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2012 -	$5,000
Year ended December 31, 2011 -	$5,000

All Other Fees:
Year ended December 31, 2013 -	NONE
Year ended December 31, 2012 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits
Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.2	By-laws of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.3	Certificate of Amendment effective April 26, 2005 (incorporated herein by reference to the Company’s Form 8-K filed May 2, 2005)
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

25

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

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ David Lewis
David Lewis, Executive Director

Date: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	April 15, 2014

/s/ David Lewis
David Lewis	Director	April 15, 2014

27

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Protext Mobility, Inc,

We have audited the accompanying consolidated balance sheet of Protext Mobility, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Protext Mobility, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained net losses from continuing operations for the year ended December 31, 2013 and has a working capital deficit and a stockholder’s deficit as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

April 15, 2014

New York, NY

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012

Current Assets:
Cash	$ 41	$ 349
Prepaid expenses and other assets	4,500	-
Total current assets	4,541	349

Security Deposits	-	2,700
Total assets	$ 4,541	$ 3,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$ 2,418,280	$ 1,968,462
10% Convertible notes payable	114,034	114,034
Convertible notes payable, other, net of debt discount	1,315,460	1,337,656
Loans payable	-	5,000
Derivative liabilities	345,857	-
Total current liabilities	4,193,631	3,425,152

Dividends payable	1,505,215	1,033,757
Convertible notes payable, other, net of debt discount	4,331	-
Total liabilities	5,703,177	4,458,909

Stockholders' Equity:

Preferred Stock -$0.0001 par value, authorized 25,000,000 shares
Series A Preferred Stock, $2.62 liquidation value,
1,526,718 designated, issued and outstanding- 28,968 and 28,968	3	3
Series B Preferred Stock, $9.09 liquidation value,
1,000,000 designated, issued and outstanding- 511,551 and 511,511	51	51
Series C Preferred Stock, 3,900,000 designated
issued and outstanding, 3,650,000 and 0	3,650	-
Common stock; $0.0001 par value; 950,000,000 shares authorized;
1,733,569 and 366,642 issued and outstanding	173	37
Additional paid-in capital	45,645,043	44,972,774
Accumulated deficit	(51,347,556)	(49,428,725)

Total stockholders’ equity	(5,698,636)	(4,455,860)

Total liabilities and stockholders’ equity	$ 4,541	$ 3,049

See Notes to Consolidated Financial Statements.
-3-

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013		2012

Revenues:	$ 642		$ 10,634

Cost of Revenues
Amortization of internal-use software costs	-		181,887
	642		(171,253)

Operating expenses:
Sales, general and administrative	927,949		1,346,778
Total operating expenses	927,949		1,346,778

Operating income	(927,307)		(1,518,031)

Other income (expense):
Changes in fair value of derivative liability	34,095		-
Interest expense	(554,161)		(651,720)
	(520,066)		(651,720)

Net loss	(1,447,373)		(2,169,751)

Less dividends series B preferred stock	(471,458)		(471,458)

Net income attributable to common stock	$ (1,918,831)	#	$ (2,641,209)

Earnings per share:
Basic and diluted
Net income per share	$ (2.26)		$ (8.94)

Basic and diluted weighted average common shares outstanding	850,562		295,361

See Notes to Consolidated Financial Statements.
-4-

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2012 to December 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	$	Shares	$	Shares	$	Shares	$	Paid-in Capital	Deficit	Equity (Deficit)

Balance, January 1, 2012	28,968	$ 3	511,511	$ 51	-	$ -	230,505	$ 23	$ 44,111,033	$ (46,787,516)	$ (2,676,406)
											-
Common stock issued as interest on debt	-	-	-	-	-	-	1,650	-	13,912	-	13,912
Common stock issued pursuant to private placements	-	-	-	-	-	-	8,651	1	47,999	-	48,000
Fair value of common stock issued for services	-	-	-	-	-	-	8,140	1	82,780	-	82,781
Fair value of common stock issued for directors compensation	-	-	-	-	-	-	26,468	3	159,997	-	160,000
Common stock issued pursuant to conversion of convertible notes payable	-	-	-	-	-	-	37,978	4	100,996	-	101,000
Common stock issued for accrued interest	-	-	-	-	-	-	2,500	-	2,000	-	2,000
Common stock issued in connection with issuance of debt	-	-	-	-	-	-	50,750	5	274,047	-	274,052
Fair value of options	-	-	-	-	-	-	-	-	16,182	-	16,182
Beneficial conversion feature	-	-	-	-	-	-	-	-	163,828	-	163,828
Deemed dividends- Series B Preferred Stock	-	-	-	-	-	-	-	-	-	(471,458)	(471,458)
Net loss	-	-	-	-	-	-	-	-	-	(2,169,751)	(2,169,751)
Ending balance, December 31, 2012	28,968	3	511,511	51	-	-	366,642	37	44,972,774	(49,428,725)	(4,455,860)

Common stock issued as interest on debt	-	-	-	-	-	-	13,615	1	10,414	-	10,415
Common stock issued pursuant to private placements	-	-	-	-	-	-	23,436	2	20,846	-	20,848
Fair value of common stock issued for services	-	-	-	-	-	-	27,438	3	36,197	-	36,200
Fair value of common stock issued for directors compensation	-	-	-	-	-	-	319,042	32	159,968	-	160,000
Common stock issued pursuant to conversion of convertible notes payable	-	-	-	-	-	-	942,763	94	186,374	-	186,468
Common stock issued to obligations under loans payable	-	-	-	-	-	-	12,366	1	10,999	-	11,000
Common stock issued for accrued interest	-	-	-	-	-	-	10,051	1	3,899	-	3,900
Common stock issued in connection with issuance of debt	-	-	-	-	-	-	18,219	2	3,963	-	3,965
Beneficial conversion feature	-	-	-	-	-	-	-	-	97,920	-	97,920
Debt modification	-	-	-	-	-	-	-	-	45,339	-	45,339
Issuance of Series C Preferred Stock					3,650,000	3,650	-	-	96,350	-	96,350
Deemed dividends- Series B Preferred Stock	-	-	-	-	-	-	-	-	-	(471,458)	(471,458)
Net loss	-	-	-	-	-	-	-	-	-	(1,447,373)	(1,447,373)
Ending balance, December 31, 2013	28,968	$ 3	511,511	$ 51	3,650,000	$ 3,650	1,733,570	$ 173	$ 45,645,043	$ (51,347,556)	$ (5,702,286)

See Notes to Consolidated Financial Statements
F-5

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	(1,447,373)	(2,169,751)
Adjustments to reconcile net loss to
net cash used in operating activities:

Amortization of debt discount	296,470	417,779
Amortization of internal-use software and website development costs		203,971
Fair value of options		16,182
Common stock issued for services	36,200	82,781
Common stock issued for directors compensation	160,000	160,000
Common stock issued for interest	10,415	13,912
Debt modification	45,339	-
Chamge in fair value of derivative liability	(34,095)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,500)	4,997
Deposit	2,700	6,754
Accounts payable and accrued expenses	569,188	633,768
Net cash used in operating activities	(365,656)	(629,607)

Cash flows provided by (used in) financing activities:
Proceeds from sale of common stock	20,848	48,000
Proceeds from issuance of convertible notes payable	368,500	655,500
Principal repayments of convertible notes payable	(30,000)	(77,500)
Proceeds from issuance of loans payable	6,000	-

Net cash provided by financing activities	365,348	626,000

Net decrease in cash	(308)	(3,607)

Cash, beginning of year	349	3,956

Cash, end of year	$ 41	$ 349

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued pursuant to conversion of convertible debt	$ 186,468	$ 101,000
Common stock issued to satisfy accrued interest	$ 3,900	$ 2,000
Common stock issued in connection with isuance of convertible debt	$ -	$ 274,052
Beneficial conversion feature	$ 97,920	$ 163,828
Derivative liability as a consideration for issuance of convertible debt	$ 379,952
Deemed dividends- Series B preferred Stock	$ 471,458	$ 471,458
Issuance of Series C Preferred Stock to satisfy accrued compensation	$ 3,650	$ 3,650
Common stock issued pursuant to conversion of loans payable	$ 11,000	$ -

See Notes to Consolidated Financial Statements.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $1.5 million and $2.2 million during 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $5.9 million  and an accumulated deficit of approximately $51.4 million at December 31, 2013.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fail to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

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

(f) Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during 2013 and 2012.

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

During 2013, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

(h) Long-Lived Assets

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset. During 2012 the Company fully impaired software capitalization and website development expense and has not incurred any capital software or website development costs since.

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

(m) Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for 2013 and 2012.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results 2013 and 2012 include share-based compensation expense for employees and board of directors totaled approximately $160,000 and $160,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was $0 during 2013 and 2012, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during 2013 and 2012.

The following table represents our stock options granted, exercised, and forfeited during 2013 and 2012.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2011	39,381	$72	2.77	$0
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(14,047)	88
Outstanding at December 31, 2012	25,334	$64	2.31	$0
Exercised	-	-	-	-
Forfeited/expired	(2,906)	120	-	-
Outstanding at December 31, 2013	22,428	$56	1.62	$0

  As of September 30, 2013 and 2012, $0 of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at:

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 during 2013 and 2012. Property and equipment include gross assets acquired under capital leases of approximately $0 at September 30, 2013 and 2012. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

 The Company generated proceeds of $368,500 and $655,500 from the issuance of convertible notes payable during 2013 and 2012, respectively.  The Company generated proceeds of $6,000 from the issuance of loans payable during 2013.

The Company made principal repayments of $30,000 and $77,500 of the convertible notes payable during 2013 and 2012, respectively.

The Company issued 37,978 and 942,763 shares of its common stock to satisfy its obligations under an aggregate principal of $186,468 and $101,000 during 2013 and 2012, respectively.

The Company satisfied its obligations under convertible notes payable and accrued interest aggregating $45,861 by issuing a loan of $55,000.  After principal repayments of $30,000 made during 2013, the note was assigned to a third-party as a convertible notes for $28,960.

The Company satisfied its obligations under convertible notes payable and accrued interest aggregating $61,986 by issuing a convertible notes payable of the same amount to a third-party during 2013.

The Company issued 50,570 and 18,219 shares of its common stock pursuant to the issuance of convertible notes payable during 2013 and 2012.  The fair value of the shares amounted to $10,415 and $13,912 during 2013 and 2012, respectively.

The Company issued 12,366 shares of its common stock to satisfy its obligations under two loans payable aggregating $11,000 during 2013.

The Company issued 13,615 and 1,659 shares of its common stock as interest on debt during 2013 and 2012, respectively.  The fair value of the shares amounted to $10,415 and $13,912 during 2013 and 2012, respectively.

The Company recorded debt modification of $45,339 during 2013 as a result of the modifications to certain convertible notes payable satisfied and exchanged for to the convertible notes payable.  Additionally, the Company recognized beneficial conversion features amounting to $97,920 and $163,828 from the issuance of its shares of common stock pursuant to the issuance of certain convertible notes payable during 2012, and 2013.

Other terms- Revenue Linked Convertible Notes Payable:

During 2012, the Company entered in to several short term convertible notes totaling $401,000. These noninterest bearing notes are in default and convertible at a rate of $56 at maturity.  The Company anticipates it will generate revenue relating to third party managed carrier branded corporate websites, as well as through the sales of its products, and through the proposed test and launch of a national direct response marketing and distribution campaign for its products. The noteholders, upon repayment in full, will be entitled to 10%, on a pro-rated basis, of the aforementioned gross revenue, as adjusted, over a 12 month period following the repayment.

NOTE 7 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The Company has identified the embedded derivatives related to these convertible loans during the conversion kick in period. During 2013, the Company recognized $379,952 as the fair value at the date of issuance of the convertible instruments as derivative liability.  During 2013, the fair value of such derivative liability decreased by $49,989 and amounted to $$429,941 at December 31, 2013.

The fair values of the embedded derivatives at issuance and each measurement dates were determined using the binomial method  based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 183- 351% (3) weighted average risk free rate of 0.03% to 0.15%, expected life of 0.00 to 2.00 year and (5) estimated fair value of the Company’s common stock of $0.08 to $0.32 per share.

NOTE 8 - INCOME TAXES

The tax effect of the temporary differences that give rise to deferred tax assets are presented below:

	2013	2012

Deferred Tax Assets:
Net Operating Losses	$10,440,000	$10,018,000
Option Expense	2,469,000	2,469,000
Other	(153,000)	(153,000)
Valuation Allowances	(12,756,000)	(12,334,000)

Net Deferred Tax Asset	$-	$-

At December 31, 2013 and 2012, a 100% valuation allowance was recorded to reduce the Company’s net deferred tax asset to $0.  The Company could not determine that it was more likely than not that the deferred tax asset resulting from net operating loss carryforwards would be realized.

The Company has generated net operating loss carryforwards aggregating approximately $26.5 milliom at December 31, 2013 for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire at various dates through 2033.

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate (34%) and the Company’s effective tax rate is as follows:

	2013	2012
U.S federal income tax at statutory rate	$(467,000)	$(738,000)
State income tax, net of federal income tax benefit	(69,000)	(108,000)
Other	4,000	5,000
Beneficial conversion feature	115,000	163,000
Equity based compensation	77,000	95,000
Valuation tax asset allowance	340,000	583,000
Effective tax rate	$-	$-

NOTE 9 -    EQUITY TRANSACTIONS

Common Stock:

Payment of Interest

The Company issued 3,615 and 1,659 shares of its common stock as interest on debt during 2013 and 2012, respectively.  The fair value of the shares amounted to $10,415 and $13,912 during 2013 and 2012, respectively.

Services Rendered

The Company issued 27,438 and 8,140 shares of its common stock pursuant to services rendered by third-parties during 2013 and 2012, respectively.  The fair value of the shares amounted to $36,200 and $82,781 during 2013 and 2012, respectively.

The Company issued 319,042 and 26,468 shares of its common stock pursuant to the Company’s directors compensation during 2013 and 2012, respectively.  The fair value of the shares amounted to $160,000 each during 2013 and 2012.

Debt Conversion of Interest

The Company issued 10,051 shares of its common stock as a result of converting $3,900 of accrued interest on the  convertible note holders during 2013.

Debt Conversion

The Company issued 37,978 and 942,763 shares of its common stock to satisfy its obligations under an aggregate principal of $186,468 and $101,000 during 2013 and 2012, respectively.

Common Stock Issued in Connection with Debt Issuance

The Company issued 50,570 and 18,219 shares of its common stock pursuant to the issuance of convertible notes payable during 2013 and 2012.  The fair value of the shares amounted to $10,415 and $13,912 during 2013 and 2012, respectively.

Issuance of Common Stock as a Result of Sale of Securities

During 2013, the Company issued 23,436 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

Common Stock

In May 2013, the Company increased its authorized share amount from 775,000,000 shares, of which 750,000,000 relate to common shares and 25,000,000 relate to preferred shares, to 975,000,000 shares of which 950,000,000 relate to common shares and 25,000,000 relate to preferred shares. On October 31, 2013, the Company increased its authorized share amount from 950,000,000 to 10,000,000,000 common shares.

 Reverse stock-split

During February 28, 2014, the Company’s  1 for 800 reverse stock split of its common stock was declared effective.  All information related to the Company’s common stock and price per share of common stock included in the Company’s 2013 and 2012 information has been restated to reflect the reverse stock split

Warrants:

		Weighted
		Average
	Common	Exercise
	Shares	Price
Outstanding at December 31, 2011	130,959	$24
Issued	-	-
Exercised	-	-
Expired	(89,288)	(168)
Outstanding at December 31, 2012	41,671	$20.8
Issued	-	-
Exercised	-	-
Expired	(759)	(197.6)
Outstanding at December 31, 2013	40,912	$32

NOTE 10 -     PREFERRED STOCK

Series A Convertible Preferred Stock

At December 31, 2013 and 2012,  the Company had 28,968 shares of Series A Convertible Preferred Stock issued. The holders of outstanding shares of Series A Preferred Stock are entitled to receive, in any fiscal year, when, if and as declared by the Board of Directors, out of any assets at the time legally available, dividends on a pro rata basis in cash at the rate of 7% per annum on the stated value of $2.62 per share. Each holder of shares of Series A Preferred Stock shall have the right, at any time and from time to time, to convert some or all such shares into fully paid and non-assessable shares of common stock at the rate of 10 shares of common stock for every one share of Series A Preferred Stock.

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

Series C Preferred Stock

During 2013, the Company designated Series C Preferred Stock.  The number of authorized shares of Series C preferred Stock amounts to 3,900,000 with a par value of $0.001. The holders of the Series C Preferred Stock have voting rights amounting to 100 votes per share.  During 2013, the Company issued 3,650,000 shares of Series C preferred Stock to one of its Director in consideration for the satisfaction of $100,000 of compensation payable to the director.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  The case is ongoing and the Company has accrued roughly $24,000 relating to the fees in question.

NOTE 12 - SUBSEQUENT EVENTS

Since January 1, 2014, the Company issued approximately 7.1 million shares pursuant to the conversion of certain convertible notes payable.

Since January 1, 2014, the Company has generated proceeds of approximately $250,000 from the issuance of convertible notes payable.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Steve Berman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Protext Mobility, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/

Steve Berman

Interim CEO, Principal Executive Officer

April 14, 2014

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Steve Berman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Protext Mobility, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Steve Berman

Steve Berman

Interim CEO and Principal Financial Officer

April 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Protext Mobility, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve Berman, Interim CEO of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steve Berman

Steve Berman

Interim CEO and Principal Executive Officer

April 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Protext Mobility, Inc. (the “Company”) on Form 10-K for fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve Berman, Interim CEO of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steve Berman

Steve Berman

Interim CEO and Principal Financial Officer

April 14, 2014