Form 10-K/A
period 2013-12-31
ProText Mobility, Inc.
filed 2014-05-09
CIK 1163573

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

Common Stock, $0.00001 par value

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

Explanatory Note:

The purpose of this  Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10K”), originally filed with the U.S. Securities and Exchange Commission on April 15, 2014 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files).   The Company also made several corrections of formatting and information that was left in the filing in error, specifically the removal of language regarding a legal matter that had previously been settled and no longer existed, and related party disclosures.

The Company has also filed the employment agreement with its Chief Executive Officer, Steve Berman and Amendment No. 6 to Series B Convertible Preferred Stock Purchase Agreement.

In addition, the Company has made corrections and updates to certain disclosures in the 10-K and notes to the financial statements.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

TABLE OF CONTENTS

Part I.
Item 1. Business	3
Item 1A. Risk Factors	6
Item 1 B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	11
Item 4. Mine Safety Disclosures	11

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6. Selected Financial Data	12
Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations	13
Item 8. Financial Statements and Supplementary Data	27
Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	17
Item 9A (T). Controls and Procedures	17
Item 9B. Other Information	21

Part III.
Item 10. Directors, Executive Officers and Corporate Governance	18
Item 11. Executive Compensation	19
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13. Certain Relationships and Related Transactions, and Director Independence	23
Item 14. Principal Accounting Fees and Services	23

Part IV.
Item 15. Exhibits, Financial Statement Schedules	24

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

Property

Our principal executive offices are located at 16885 River Birch Circle, Delray Beach, FL 33445.  Our lease for such premises commenced in May 2013 from month to month for a monthly rent of $1,500.

Legal Proceedings

None.

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

RISKS RELATED TO OUR BUSINESS

If we continue our history of losses, we may be unable to continue our operations

We cannot be certain whether we will ever make a profit, or, if we do, that we will be able to continue making a profit or earn a significant amount of revenues.  If we continue to lose money, our stock price could decline or we may be forced to discontinue our operations, either of which may result in you losing a portion or all of your investment.   We incurred net losses of approximately $1.5 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 we had an accumulated deficit of approximately $51.3 million, a stockholders’ deficit of approximately $5.6 million and a working capital deficiency of $4.2 million.

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

If we are unable to secure additional financing, our business may fail or our operating results and our stock price may be materially adversely affected

If we are not able to raise enough funds through the Equity Line or other sources, we may not be able to successfully develop and market our products and our business may fail. The Company's cash on hand at December 31, 2013 totaled $41.  To date, the Company received proceeds from sale of the Company’s Series B Preferred Stock totaling $4,650,000, proceeds from the sale of the Company’s Series A Preferred Stock totaling $2,050,000, proceeds from the use of the Equity Line of $30,000, proceeds from the sale of common stock and exercise of warrants and options in the aggregate of approximately $5,598,000, and approximately $8,659,000 from the issuance of debt. However, we have generated minimal revenue from operations. We do not have any commitments for financing other than the Equity Line, and we will need additional financing to meet our obligations and to continue our business. Although we plan to raise funds through the Equity Line, due to the conditions of the Equity Line we cannot guarantee that we will be able to raise money through the use of the Equity Line or that we will be able to utilize the full Equity Line.

As we raise additional capital, a shareholder’s percentage ownership interest in ProText Moblility will likely be reduced

The raising of additional financing would in all likelihood result in dilution or reduction in the value of our securities. Our ability to operate is dependent upon obtaining sufficient capital. In September of 2009, we entered into a Stock Purchase Agreement for sales of our Series B Preferred Stock and to date we have issued 511,511 shares of preferred stock.  Each share of preferred stock converts to 100 shares of common stock at the option of the holder.  Preferred stock has a priority to the common stock, and will reduce common shareholders' percentage of ownership. In addition, we have also issued warrants which are exercisable for shares of common stock.  Upon conversion of the preferred stock and exercise of the warrants, common shareholders' ownership interest will be further reduced. If we issue additional stock in accordance with the Amended Stock Purchase Agreement, common shareholders' ownership interest will be further reduced. We have recently raised money from the sale of convertible notes that contain a conversion feature with a discount to market.  Such a discount will have a dilutive effect on our current shareholders as well.

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

The holder of our Series B and C Preferred Stock has the right to control the vote of in excess of 51% of our outstanding common stock with regard to an increase in our authorized shares and has the right to 51,151,100 votes based on their ownership of the Series B Preferred Stock and 365,000,000 votes based on their ownership of Series C preferred Stock.  As a result, the holder of our Series B and C Preferred Stock may be able to effectively control the management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate actions. In addition, we are required to obtain the approval of holders of 66% of the Series B Preferred Stock with respect to certain actions, including an increase or decrease in the board size or any committee, an amendment to or waiver of provisions of our organizational documents, the sale of any equity or debt security other than certain exempted transaction, declaration or payment of a dividend, redemption of stock, sale of a substantial portion of our debt or equity or the engagement in a transaction with an affiliate, officer or director. This concentration of control may delay or prevent a change of control and may adversely affect the market value of our common stock.

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

Our board of directors is authorized by our charter to create and issue preferred stock. The rights of holders of preferred stock take precedence over the rights of holders of common stock. Between February 2007 and December 31, 2007, we authorized a class of 1,526,718 Series A 7% of cumulative preferred stock and 28,968 Series A shares remain outstanding as of the date hereof. Our board of directors authorized a class of Series “B” preferred stock, with 1,000,000 shares designated, and since that date, we have sold 511,511 shares. During 2013, we authorized a class of Series “C” Preferred Stock, with 3,900,000 shares designated and 3,650,000 issued and outstanding, which grants special voting rights to its holder.  We may issue additional shares of Series A, B, or C stock in addition to other preferred stock. As future tranches of capital are received by the Company, additional preferred stock may be issued. The rights of future preferred stockholders could delay, defer or prevent a change of control, even if the holders of common stock are in favor of that change of control, as well as enjoy preferential treatment on matters like distributions, liquidation preferences and voting.

Our stock price has been volatile.

Our stock price fluctuated between $0.08 and $0.64 during the last three months ended December 31, 2013. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue. The price of our common stock may be subject to considerable fluctuations as a result of various factors, including but not limited to:

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

The market price of our shares could decline as a result of sales, or the perception that sales could occur, of a large number of shares available in the public market. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. At December 31, 2013, we had a total of 1,733,570 shares of common stock outstanding, but there were also 9,374,846 shares of common stock that could be acquired upon the conversion or exercise of outstanding preferred stock, notes, options and warrants. Upon the conversion or exercise of these securities, holders of our common stock will see their interest as a percentage of the total number of our common stock diluted.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices are located at 16885 River Birch Circle, Delray Beach, Florida 33445.  In May 2013, we entered into a month to month lease for a monthly rent of $1,500.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET PRICE OF COMMON STOCK AND OTHER STOCKHOLDER MATTERS

Price Range of Common Stock

The following table shows the high and low bid prices of the Company’s Common Stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2013 and 2012. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

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

SALES OF UNREGISTERED SECURITIES FOR THE FOURTH QUARTER

In the fourth quarter of 2013, the Company issued 550,451 shares of common stock pursuant to a conversion of a promissory note of $31,000.

Additionally, the Company issued 176,753 shares of common stock to its two board members as consideration for their servies which amounted to $40,000 during the quarter eneded December 31, 2013.

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

Results of Operations

Comparison of the Results for the Years Ended December 31, 2013 and 2012

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Year Ended	Year Ended	(Decrease)	(Decrease)
	December 31,	December 31,	in $ 2013	in % 2013
	2013	2012	vs 2012	vs 2012

Revenues:	$ 642	$ 10,634	(9,992)	-94.0%

Cost of Revenues
Amortization of internal-use software costs	-	181,887	(181,887)	-100.0%
	642	(171,253)	171,895	-100.4%

Operating expenses:
Sales, general and administrative	927,949	1,346,778	(418,829)	-31.09%
Total operating expenses	927,949	1,346,778	(418,829)	-31.09%

Operating income	(927,307)	(1,518,031)	590,724	-38.9%

Other income (expense):
Changes in fair value of derivative liability	34,095	-	34,095	NM
Interest expense	(554,161)	(651,720)	(97,559)	-15.0%
	(520,066)	(651,720)	(131,654)	-20.2%

Net loss	$ (1,447,373)	$ (2,169,751)	(722,378)	-33.29%

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

Gain on changes in fair value of the derivative liability increase in 2013 when compared to 2012, primarily from the issuance of hybrid instruments convertible into the Company’s common stock at a variable rate.  Such hybrid instruments were not issued during 2012.

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

The net cash used in operating activities during 2013 consists of the net loss of approximately $1.5 million adjusted by amortization of debt discount of approximately $296,000 and common stock issued for directors compensation of $160,000. Additionally, the Company’s accounts payable and accrued expenses increased by approximately $569,000 ( primarily unpaid accrued interest from our debt).

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

 Research and Development

Research and development costs are generally expensed as incurred. In accordance with the provisions of FASB Codification Topic ACS 985-20, "Costs of Software to be Sold, Leased, or Marketed,” software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. For the years ended December 31, 2013, and 2012 the Company capitalized approximately $0 and $192,000 of software and website development costs, respectively.  The software and website costs are amortized on a straight line basis over the estimated useful life of three years. Amortization expense for the years ended December 31, 2013 and 2012 was approximately $0 and $106,000 respectively.

In accordance with FASB Codification Topic ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, we will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we will recognize an impairment loss to adjust to the fair value of the asset.  In the fourth quarters of the fiscal years ended December 31, 2013 and 2012 the Company determined there was an impairment to the software capitalization and website development costs related to obsolete product and legacy website costs and recorded write offs of approximately $0 and $88,000, respectively, which is included in the accompanying consolidated statement of operations.

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

None

Item 9A (T). Controls and Procedures

Internal Controls

Evaluation of our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”). The disclosure controls and procedures are intended to insure that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that based on their evaluation that our disclosure controls and procedures were not effective as of December 31, 2013.

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

Based upon our assessment and the COSO criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO, Steve Berman, at the address appearing on the first page of this prospectus.

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

The following table shows the compensation earned by each of the named executive officers for the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and Principal		Salary (1)			Bonuses		Option Grants (2)		All Other Compensation		Total
Position	Year	($)			($)		($)		($)		($)
(a)	(b)	(c)			(d)		(e)		(f)		(g)
Peter Charles, former Chief Operating	2013 2012	$ $	- 62,380	$ $	- -	$ $	- -	$ $	- -	$ $	- 62,380
Steve Berman Interim CEO	2013 2012	$ $	122,283 -	$ $	- -	$ $	- -	$ $	- -	$ $	122,283 -
David Lewis,	2013		$180,000		$-		$-		$-		$180,000
Executive Director	2012		$180,000		$-		$-		$-		$180,000

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

The following table shows outstanding option awards held by each of the named executive officers as of December 31, 2013.

OUTSTANDING OPTION AWARDS (1)
Name	Total Outstanding Option Award (#)	Number of Securities Underlying Exercisable but Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
(a)			(b)	(c)		(d)
Steve Berman,
Interim Chief Executive Officer	-	-	-		$-	-
	-	-	-		$-	-

David Lewis,	5,000 57	5,000 57	- -	$ $	8.00 80.00	12/29/2015 03/31/2015
Executive Director,	38	38	-		$136.00	06/30/2015

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

Employment and Consulting Agreements

We entered into an employment agreement with Erica Zalbert effective as of June 1, 2009 for a term of three years to serve as our Chief Financial Officer. The agreement provides that Ms. Zalbert will receive an annual base salary of One Hundred Fifty Thousand Dollars ($150,000), which is to be increased to $175,000 upon the raise of $3,000,000 in equity/debt or a combination thereof and $200,000 upon the raise of $4,000,000 within the first twelve months of the agreement. Ms. Zalbert receives a salary that is pro-rated for the numbers of days that she works based upon an annual salary of $175,000 per year and is entitled to a minimum 10% raise each year. Ms. Zalbert was issued 313 options upon signing the agreement which vested immediately and contained a cashless feature. Ms. Zalbert was also issued 1,875 options, 625 of which vested on the one year anniversary of the agreement and each subsequent one year anniversary. She also receives certain other benefits such as health insurance. Our company has the right to terminate the agreement for Good Cause as defined in the agreement. If the agreement is terminated by us during the initial term, she is entitled to one month’s salary during year one, two months’ salary during year two and three months’ salary during year three. If Ms. Zalbert terminates the agreement due to a Company Material Breach as defined in the agreement, she is entitled to receive her full salary and benefits for three months after termination. If Ms. Zalbert terminates the agreement within 180 days of any warrant, option or bonus grant not for Good Cause she will forfeit such warrant, option or bonus received within the 180 day period. If we terminate the agreement for Cause as defined in the agreement, Ms. Zalbert will be entitled to receive accrued salary only through the termination date and if she is terminated for any other reason, she is entitled to receive severance equal to one year’s salary. Upon her death or disability she is not entitled to receive any base salary and upon a change of control she is entitled to receive her base salary and benefits specified in the agreement. The agreement also contains non-competition and non-disclosure provisions. On May 1, 2012, Erica Zalbert resigned as Chief Financial Officer and Secretary of ProText Mobility, Inc.

We entered into an employment agreement with Peter Charles effective as of October 1, 2009 for a term of three years to serve as our Vice President and Director of Corporate Affairs. The agreement provides that Mr. Charles will receive an annual base salary of One Hundred Thirty Five Thousand Dollars ($135,000), subject to a minimum 10% raise each year. Mr. Charles was issued 1,875 options upon signing the agreement, 625 of which vested immediately and 625 of which vested on the one year anniversary of the agreement and 625 of which vested on the second anniversary, October 1, 2011.

Mr. Charles was also eligible to receive and did receive 3,125 performance based options. He also receives certain other benefits such as health insurance. Our company has the right to terminate the agreement for Good Cause as defined in the agreement. If the agreement is terminated for Good Cause he has no right to any further base salary but if we terminate for any other reason during the initial term, he is entitled to one month’s salary during year one, two months’ salary during year two and three months’ salary during year three. If Mr. Charles terminates the agreement due to a Company Material Breach as defined in the agreement, he is entitled to receive his full salary and benefits for three months after termination. If Mr. Charles terminates the agreement within 180 days of any warrant, option or bonus grant not for Good Cause he will forfeit such warrant, option or bonus received within the 180 day period. If we terminate the agreement for Cause as defined in the agreement, Mr. Charles will be entitled to receive accrued salary only through the termination date and if he is terminated for any other reason, he is entitled to receive severance equal to one year’s salary. Upon his death or disability he is not entitled to receive any base salary and upon a change of control he is entitled to receive his base salary and benefits specified in the agreement. The agreement also contains non-competition and non-disclosure provisions.  On April 30, 2013, Peter Charles resigned as Chief Executive Officer and Board Member of the Company.

We entered into a consulting agreement with Dmidnights, Inc., a company owned by one of our board members, David Lewis, effective as of October 2010 for a twelve-month term with automatic twelve month renewal periods unless terminated by either party in writing with 90 days advance notice. The agreement provides that Mr. Lewis will receive a monthly consulting fee of Fifteen Thousand Dollars ($15,000) or 2,500 shares annualized, commencing upon the effective date of the agreement, and payable in equivalent value in either equity options, and/or company stock. The amount of shares are to be calculated by dividing the dollar amount of compensation by the thirty day volume weighted average for the same month of service. Dmidnights, Inc. is also entitled to an equity bonus at year end at the discretion of our board of directors. The agreement also contains non-disclosure provisions.

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

DIRECTOR COMPENSATION TABLE
Name		Fees Earned or Paid in Cash ($)	Stock and Option Awards ($)		Total ($)

David Lewis	2013	$-	$80,000	(3)	$80,000
	2012	$-	$80,000	(3)	$80,000
Frank Chester	2013	$-	$80,000	(3)	$80,000
	2012	$-	$80,000	(3)	$80,000
Tyler Olbres (2)	2013	$-	$-		$-
	2012	$-	$65,500	(3)	$65,000

(1)	No options were exercised in 2013 or 2012 by any directors.

(2)	Mr. Olbres joined the Board in 2010 and resigned January 4, 2012.

(3)	Represents amounts recognized by ProText Mobility for financial statement reporting purposes pursuant to ASC 718.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Item 12. -Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 12, 2014, with respect to the beneficial ownership of our common stock by: (i) each holder of more than five percent (5%) of the outstanding shares of our Common Stock; (ii) our executive officers and directors; and (iii) all our executive officers and directors as a group. The Company's issued and outstanding voting securities at the close of business on April 12, 2014, consisted of 8,833,570 shares of common stock.

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

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after April 12, 2014 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Shares
	Beneficially	Percentage
Name	Owned	Beneficially
Rock Island Capital, LLC (1)	131,773	1%
Tyler Olbres (2)	37,527	* %
David Lewis (3)	2,354,733	22%
Frank Chester (4)	111,986	1%
Steve Berman(5)	103,814	1%
Richard Grossfeld (6)
All directors and executive officers as a group (4 persons)	2,608,060	24%

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

(2)

Included in the share ownership of Mr. Olbres are: (i) 14,344 shares of common stock; (ii) 12,500 shares of common stock issued in connection with issuance of revenue linked notes to the Company; (vi) 10,683 shares of common stock related to convertible debt.  Does not include shares of Series B preferred stock that convert to common stock on a 1:8 basis that are owned by Rock Island and indirectly owned by Mr. Olbres due to his ownership interest in Rock Island which represent a portion of the shares owned that would be attributed to him based upon his ownership percentage of Rock Island

(3)

Included in the share ownership of Mr. Lewis are: (i) 46,052 shares of Series B preferred stock that convert to common stock on a 1:8 basis and are entitled to two votes per share on an as converted basis or 5,757 votes; (ii) 3,650,000 shares of Series C Preferred Stock which vote on a 100 to 1 basis; (iv) options exercisable for 5,094 shares of common stock that are currently exercisable for Mr. Lewis’s services as a board of director and as a consultant; (v) 215,210 shares of common stock, and (vi), 1,666,667 shares of common stock underlying convertible notes aggregating $25,000.

(4)	Included in Mr. Chester’s share ownership are options exercisable for 94 shares of common stock that are currently exercisable and 111,892 shares of common stock.
(5)

Included in Mr. Berman’s share ownership are warrants exercisable for 2,938 shares of common stock that are currently exercisable and 100,877 shares of common stock for Mr. Berman’s service as Chief Executive Officer.

(6)

Mr. Grossfeld owns: (i) directly (a) 16,292 shares of common stock, (b) 46,052 shares of Series B Preferred Stock that convert to common stock on a 1:8 basis and are entitled to two votes per share on an as converted basis ; and (ii) indirectly as the managing member of Rock Island (a) 158,260 shares of common stock owned directly by Rock Island (of which Mr. Grossfeld will receive 51,152 shares of common stock upon liquidation of Rock Island) and (b) 411,899 shares of Series B Preferred Stock owned by Rock Island that convert to common stock on a 1:8 basis and are entitled to  two votes per share on an as converted basis or 823,798  votes (of which Mr. Grossfeld will receive 22,896 shares upon liquidation of Rock Island).

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

*) less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company is indebted to a board member, David Lewis, for approximately $25,000. Mr. Lewis was issued two senior secured notes each in the principal amount of $12,500, each bear interest at a rate of 10% per annum.  This class of notes is convertible into common stock at a conversion price of the lesser of 1) 60% of the weighted-average price for the 5 days immediately prior to the conversion, or 2) the lowest conversion price of the 120 day period prior to converions, but no less than the par value per share.  One note matured on August 8, 2011 and the other August 31, 2011.  The notes to Mr. Lewis are secured by all of our assets.

We entered into a consulting agreement with Dmidnights, Inc., a company owned by one of our board members, David Lewis, effective as of October 2010 for a twelve-month term with automatic twelve month renewal periods unless terminated by either party in writing with 90 days advance notice. The agreement provides that Mr. Lewis will receive a monthly consulting fee of Fifteen Thousand Dollars ($15,000) or 2,500 shares annualized, commencing upon the effective date of the agreement, and payable in equivalent value in either equity options, and/or company stock. The amount of shares are to be calculated by dividing the dollar amount of compensation by the thirty day volume weighted average for the same month of service. Dmidnights, Inc. is also entitled to an equity bonus at year end at the discretion of our board of directors. The agreement also contains non-disclosure provisions.

There were no other transactions aggregating $120,000 which require disclosure under Item 13.

Director Independence

The Board of Directors have determined that Mr. Frank Chester is an independent director as of December 31, 2013.

Item 14. Principal Accountant Fees and Services

Audit Fees:

Year ended December 31, 2013 -	$35,000
Year ended December 31, 2012 -	$35,000

Fees billed for audit of year end consolidated financial statements and annual reports.

Audit-Related Fees:
Year ended December 31, 2013 -	$19,500
Year ended December 31, 2012 -	$19,500

Fees billed for quarterly review of unaudited consolidated financial statements and interim reports

Tax Fees:
Year ended December 31, 2013 -	$5,000
Year ended December 31, 2012 -	$5,000

All Other Fees:
Year ended December 31, 2013 -	NONE
Year ended December 31, 2012 -	NONE

Audit Committee Pre-Approval Policies and Procedures

We currently do not have any members serving on the audit committee.

Item 15. Exhibits
Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.2	By-laws of the Company (incorporated herein by reference to the Company’s Form SB-2 filed with the Securities and Exchange Commission on May 22, 2002 (File No. 333-97687)
3.3	Certificate of Amendment effective April 26, 2005 (incorporated herein by reference to the Company’s Form 8-K filed May 2, 2005)
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

3.9	Certificate of Ownership and Merger filed with the State of Delaware (incorporated herein by referent to the Company’s Form 8K filed on December 29, 2010)
3.10	Certificate of Amendment to Certificate of Incorporation, filed July 7, 2010 *
4.1	Specimen Common Stock Certificate of the Company*
4.2	Company 2004 Stock Plan, dated January 1, 2004 (incorporated herein by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2004)
4.3	2009 Incentive Stock Plan (incorporated by reference to S-8 filed on October 19, 2010)
4.4	Form of 10% Convertible Promissory Note*
4.5	Form of 10% Convertible Promissory Note with restrictions *
4.6	Form of Promissory Note dated May 27, 2010 (10% Interest Rate) *
4.7	Form of Senior Promissory Note dated May 27, 2010 *
4.8	Form of Senior Promissory Note dated March 15, 2011*
4.9	Form of Senior Promissory Note dated December 29, 2010, as amended *
4.10	Form of Convertible Promissory Note (8% Interest Rate)*
4.11	Form of Promissory Note (Up to a Maximum of $200,000)*
4.12	Form of Senior Promissory Note (10% Interest Rate)*
4.13	Form of Warrant with an exercise price of $.15 per share on a cashless basis*
4.14	Form of Warrant with an exercise price of $.15 per share (private placement)*
4.15	Form of Warrant with a ceiling exercise price of $.15 per share at 30 day VWAP*
4.16	Form of Warrant with an exercise price of $.15 per share (promissory note)*
4.17	Form of Warrant with an exercise price of $.10 per share*
4.18	Form of Warrant with an exercise price of $.01 per share*
4.19	Form of Warrant with an exercise price of $.25 per share*
4.20	Form of Warrant with an exercise price of $.25 per share and detailed piggyback registration rights*
4.21	Form of Warrant with an exercise price of $.35 per share and detailed piggyback registration rights*
4.22	Form of Warrant with an exercise price of $.35 per share*
4.23	Form of Warrant with an exercise price of $.14 per share and detailed piggyback registration rights*
4.24	Form of Warrant with an exercise price of $.14 per share*
4.25	Form of Warrant with an exercise price of $.10 per share (cashless exercise)*

24

Exhibit No.	Description
10.5

Series B Convertible Preferred Stock Purchase Agreement dated September 9, 2009 by and between the Company and Rock Island Capital, LLC (“Series B Convertible Stock Purchase Agreement”) (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)

10.6	Addendum to Series B Convertible Stock Purchase Agreement dated August 13, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.7	Addendum to Series B Convertible Stock Purchase Agreement dated August 26, 2009 (incorporated herein by reference to the Company’s 10-Q filed November 16, 2009)
10.8	Amendment No. 1 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-Q filed November 16, 2009)
10.9	Amendment No. 2 to Series B Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to 10-K filed March 31, 2010)
10.10	Amendment No. 3 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8K filed on June 1, 2010)
10.11	Amendment No. 4 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to Form 10Q filed on August 23, 2010)
10.12	Amendment No. 5 to Series B Convertible Preferred Stock Purchase Agreement (incorporated by reference to 10-Q filed November 15, 2010)
10.13	Investment Agreement dated as of August 24, 2011 between the Company and Eclipse Advisors, LLC (incorporated by reference to Form 8-K filed August 26, 2011)
10.15	Peter Charles Employment Agreement effective as of October 2009*
10.16	Dmidnights, Inc. Consulting Agreement effective as of October 2010*
10.17	Amendment No. 6 to Series B Convertible Preferred Stock Purchase Agreement dated October 17, 2013**
10.18	Employment Agreement with Steve Berman effective as of May 2013**
14	Code of Ethics of the Company (incorporated by reference to the Company’s Form 10-KSB filed on March 16, 2004)
21	List of Subsidiaries (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2006)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document***
101.SCHJ	XBRL Taxonomy Schema***
101.CAL	XBRL Taxonomy Calculation Linbase***
101.DEF	XBRL Taxonomy Definition Linkbase***
101.LAB	XBRL Taxonomy Label Linkbase***
101.PRE	XBRL Taxonomy Presentation Linkbase***

*	Incorporated herein by reference to the Company’s Form S-1 filed with the Securities and Exchange Commission on October 21, 2011.

**	Filed herein

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

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc.

(Registrant)

By:	/s/ Steve Berman
Steve Berman, Chief Executive Officer

Date: May 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

s/ Frank Chester
Frank Chester	Director	May 9, 2014

/s/ David Lewis
David Lewis	Director	May 9, 2014

/s/ Steve Berman	Chief Executive Officer	May 9, 2014
Steve Berman

26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page No.

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as at December 31, 2013 and 2012	F-2

Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012	F-3

Consolidated Statement of Stockholders' Deficit For the Years ended December 31, 2013 and 2012	F-4

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012	F-5

Notes to Consolidated Financial Statements	F-6 - F-14

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained net losses from continuing operations for the year ended December 31, 2013 and has a working capital deficit and a stockholder’s deficit as of December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

May 9, 2014

New York, NY

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012

Current Assets:
Cash	$ 41	$ 349
Prepaid expenses and other assets	4,500	-
Total current assets	4,541	349

Security Deposits	-	2,700
Total assets	$ 4,541	$ 3,049

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 2,406,430	$ 1,962,212
Accrued expenses - related party	11,850	6,250
10% Convertible notes payable	114,034	114,034
Convertible notes payable, other, net of debt discount	1,193,460	1,220,656
Related party convertible loans	122,000	117,000
Loans payable	-	5,000
Derivative liabilities	345,857	-
Total current liabilities	4,193,631	3,425,152

Dividends payable	1,505,215	1,033,757
Convertible notes payable, other, net of debt discount	4,331	-
Total liabilities	5,703,177	4,458,909

Stockholders' Deficit:

Preferred Stock -$0.0001 par value, authorized 25,000,000 shares
Series A Preferred Stock, $2.62 liquidation value,
1,526,718 designated, issued and outstanding- 28,968 and 28,968	3	3
Series B Preferred Stock, $9.09 liquidation value,
1,000,000 designated, issued and outstanding- 511,511 and 511,511	51	51
Series C Preferred Stock, $0.001 par value; 3,900,000 designated
issued and outstanding, 3,650,000 and 0	100,000	-
Common stock; $0.00001 par value; 10,000,000,000 shares authorized;
1,733,570 and 366,642 issued and outstanding	14	2
Additional paid-in capital	45,548,852	44,972,809
Accumulated deficit	(51,347,556)	(49,428,725)

Total stockholders’ deficit	(5,698,636)	(4,455,860)

Total liabilities and stockholders’ deficit	$ 4,541	$ 3,049

See Notes to Consolidated Financial Statements.
F-2

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2013	2012

Revenues:	$ 642	$ 10,634

Cost of Revenues
Amortization of internal-use software costs	-	181,887
	642	(171,253)

Operating expenses:
Sales, general and administrative	927,949	1,346,778
Total operating expenses	927,949	1,346,778

Operating income	(927,307)	(1,518,031)

Other income (expense):
Changes in fair value of derivative liability	34,095	-
Interest expense	(554,161)	(651,720)
	(520,066)	(651,720)

Net loss	(1,447,373)	(2,169,751)

Less dividends series B preferred stock	(471,458)	(471,458)

Net income attributable to common stock	$ (1,918,831)	$ (2,641,209)

Earnings per share:
Basic and diluted
Net income per share	$ (2.26)	$ (8.94)

Basic and diluted weighted average common shares outstanding	850,562	295,361

See Notes to Consolidated Financial Statements.
F-3

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2012 to December 31, 2013
											Total
	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Shares	$	Paid-in Capital	Deficit	Equity (Deficit)

Balance, January 1, 2012	28,968	$ 3	511,511	$ 51	-	$ -	230,505	$ 2	$ 44,111,054	$ (46,787,516)	$ (2,676,406)
					-	-					-
Common stock issued as interest on debt	-	-	-	-	-	-	1,650	-	13,912	-	13,912
Common stock issued pursuant to private placements	-	-	-	-	-	-	8,651	-	48,000	-	48,000
Fair value of common stock issued for services	-	-	-	-	-	-	8,140	-	82,781	-	82,781
Fair value of common stock issued for directors compensation	-	-	-	-	-	-	26,468	-	160,000	-	160,000
Common stock issued pursuant to conversion of convertible notes payable	-	-	-	-	-	-	37,978	-	101,000	-	101,000
Common stock issued for accrued interest	-	-	-	-	-	-	2,500	-	2,000	-	2,000
Common stock issued in connection with issuance of debt	-	-	-	-	-	-	50,750	-	274,052	-	274,052
Fair value of options	-	-	-	-	-	-	-	-	16,182	-	16,182
Beneficial conversion feature	-	-	-	-	-	-	-	-	163,828	-	163,828
Deemed dividends- Series B Preferred Stock	-	-	-	-	-	-	-	-	-	(471,458)	(471,458)
Net loss	-	-	-	-	-	-	-	-	-	(2,169,751)	(2,169,751)
Ending balance, December 31, 2012	28,968	3	511,511	51	-	-	366,642	2	44,972,809	(49,428,725)	(4,455,860)

Common stock issued as interest on debt	-	-	-	-	-	-	13,615	-	10,415	-	10,415
Common stock issued pursuant to private placements	-	-	-	-	-	-	23,436	-	20,848	-	20,848
Fair value of common stock issued for services	-	-	-	-	-	-	27,438	-	36,200	-	36,200
Fair value of common stock issued for directors compensation	-	-	-	-	-	-	319,042	3	159,997	-	160,000
Common stock issued pursuant to conversion of convertible notes payable	-	-	-	-	-	-	942,763	9	186,459	-	186,468
Common stock issued to obligations under loans payable	-	-	-	-	-	-	12,366	-	11,000	-	11,000
Common stock issued for accrued interest	-	-	-	-	-	-	10,051	-	3,900	-	3,900
Common stock issued in connection with issuance of debt	-	-	-	-	-	-	18,219	-	3,965	-	3,965
Beneficial conversion feature	-	-	-	-	-	-	-	-	97,920	-	97,920
Debt modification	-	-	-	-	-	-	-	-	45,339	-	45,339
Issuance of Series C Preferred Stock to satisfy accrued compensation					3,650,000	100,000	-	-	-	-	100,000
Deemed dividends- Series B Preferred Stock	-	-	-	-	-	-	-	-	-	(471,458)	(471,458)
Net loss	-	-	-	-	-	-	-	-	-	(1,447,373)	(1,447,373)
Ending balance, December 31, 2013	28,968	$ 3	511,511	$ 51	3,650,000	$ 100,000	1,733,570	$ 14	$ 45,548,852	$ (51,347,556)	$ (5,698,636)

See Notes to Consolidated Financial Statements
F-4

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$ (1,447,373)	$ (2,169,751)
Adjustments to reconcile net loss to
net cash used in operating activities:

Amortization of debt discount	296,470	417,779
Amortization of internal-use software and website development costs	-	203,971
Fair value of options	-	16,182
Common stock issued for services	36,200	82,781
Common stock issued for directors compensation	160,000	160,000
Common stock issued for interest	10,415	13,912
Debt modification	45,339	-
Change in fair value of derivative liability	(34,095)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,500)	4,997
Deposit	2,700	6,754
Accounts payable and accrued expenses	569,188	633,768
Net cash used in operating activities	(365,656)	(629,607)

Cash flows from financing activities:
Proceeds from sale of common stock	20,848	48,000
Proceeds from issuance of convertible notes payable	368,500	655,500
Principal repayments of convertible notes payable	(30,000)	(77,500)
Proceeds from issuance of loans payable	6,000	-

Net cash provided by financing activities	365,348	626,000

Net decrease in cash	(308)	(3,607)

Cash, beginning of year	349	3,956

Cash, end of year	$ 41	$ 349

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued pursuant to conversion of convertible debt	$ 186,468	$ 101,000
Common stock issued to satisfy accrued interest	$ 3,900	$ 2,000
Common stock issued in connection with isuance of convertible debt	$ -	$ 274,052
Beneficial conversion feature	$ 97,920	$ 163,828
Derivative liability as a consideration for issuance of convertible debt	$ 379,952	$ -
Deemed dividends- Series B preferred Stock	$ 471,458	$ 471,458
Issuance of Series C Preferred Stock to satisfy accrued compensation	$ 100,000	$ -
Common stock issued pursuant to conversion of loans payable	$ 11,000	$ -

See Notes to Consolidated Financial Statements.
F-5

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $1.4 million and $2.2 million during 2013 and 2012, respectively.  In addition, the Company had negative working capital (current liabilities minus current assets) of approximately $4.2 million  and an accumulated deficit of approximately $51.4 million at December 31, 2013.

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

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

 Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$345,857	-	-	$345,857

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013:

Debt Derivative Liability
Balance, December 31, 2012	$-
Initial fair value of debt derivatives at note issuances	379,952
Extinguished derivative liability	-
Mark-to-market at December 31, 2013-Embedded debt derivatives	(34,095)
Balance, December 31, 2013	$345,857

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$34,095

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

There were no options granted to non-employees during 2013 and 2012.

The following table represents our stock options granted, exercised, and forfeited during 2013 and 2012.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number	Price	Contractual	Intrinsic
Stock Options	of Shares	per Share	Term	Value
Outstanding at December 31, 2011	39,381	$72	2.77	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(14,047)	88	-	-
Outstanding at December 31, 2012	25,334	$64	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(2,906)	120	-	-
Outstanding at December 31, 2013	22,428	$56	1.62	$-

  As of December 31, 2013 and 2012, $0 and $16,000 of compensation cost related to non-vested stock options was recognized.

NOTE 4 -   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at:

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$3,780	$3,780
Data processing equipment	212,730	212,730
Telecommunication equipment	21,262	21,262
Purchased software	2,395	2,395
	240,167	240,167
Less: accumulated depreciation	(240,167)	(240,167)
Total property and equipment, net	$-	$-

Depreciation charged to operations amounted to approximately $0 during 2013 and 2012. Property and equipment include gross assets acquired under capital leases of approximately $0 at December 31, 2013 and 2012. Capital leases are included as a component of data processing equipment. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

 The Company generated proceeds of $368,500 and $655,500 from the issuance of convertible notes payable during 2013 and 2012, respectively.  The Company generated proceeds of $6,000 from the issuance of loans payable during 2013.

The Company made principal repayments of $30,000 and $77,500 of the convertible notes payable during 2013 and 2012, respectively.

The Company issued 942,763 and 37,978 shares of its common stock to satisfy its obligations under an aggregate principal of $186,468 and $101,000 during 2013 and 2012, respectively.

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

The Company issued 18,219 and 50,570 shares of its common stock pursuant to the issuance of convertible notes payable during 2013 and 2012.  The fair value of the shares amounted to $3,965 and $274,052 during 2013 and 2012, respectively.

The Company issued 12,366 shares of its common stock to satisfy its obligations under two loans payable aggregating $11,000 during 2013.

The Company issued 13,615 and 1,650 shares of its common stock as interest on debt during 2013 and 2012, respectively.  The fair value of the shares amounted to $10,415 and $13,912 during 2013 and 2012, respectively.

The Company recorded debt modification of $45,339 during 2013 as a result of the modifications to certain convertible notes payable satisfied and exchanged for to the convertible notes payable.  Additionally, the Company recognized beneficial conversion features amounting to $97,920 and $163,828 from the issuance of its shares of common stock pursuant to the issuance of certain convertible notes payable during 2013 and 2012, respectively.

The Company recognized beneficial conversion feature of $97,920 and $163,828 in connection with the issue of certain convertible notes payable during 2013 and 2012, respectively, which was recognized as debt discount.

The Company recognized amortization of debt discount of $296,470 and $417,779, in connection withdebt discount pursuant to beneficial conversion features and embedded conversion featues during 2013 and 2012, respectively.

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

NOTE 6 - DERIVATIVE LIABILITIES

The Company accounts for the embedded conversion features included in its convertible instruments. The Company has identified the embedded derivatives related to these convertible loans during the conversion kick in period. During 2013, the Company recognized $379,952 as the fair value at the date of issuance of the convertible instruments as derivative liability.  During 2013, the fair value of such derivative liability between measurement dates decreased by $34,095 and amounted to $345,857 at December 31, 2013.

The fair values of the embedded derivatives at issuance and each measurement dates were determined using the binomial lattice method  based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 183- 351% (3) weighted average risk free rate of 0.03% to 0.15%, expected life of 0.00 to 2.00 years and (5) estimated fair value of the Company’s common stock of $0.08 to $0.32 per share.

NOTE 7 - INCOME TAXES

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

NOTE 8 - RELATED PARY TRANSACTIONS

The Company had obligations under certain convertible notes payable certain related parties at December 31, 2013 and 2012.

The Company had senior secured convertible notes payable to one of its directors, amounting to $25,000 at December 31, 2013 and 2012.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $6,250 and $3,750 at December 31, 2013 and 2012, respectively and the interest expense amounted to $2,500 during 2013 and 2012. The notes are currently due.

The Company had senior secured convertible notes payable to the father of one of the directors, amounting to $92,000 at December 31, 2013 and 2012.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $5,000 and $2,500 at December 31, 2013 and 2012, respectively and the interest expense amounted to $2,500 during 2013 and 2012.  The notes are currently due.

The Company had a convertible note payable of $5,000 to the son of the Company’s chief executive officer at December 31, 2013.  The note bears interest at 12% and matures in January 2014.  The accrued interest under such notes amounted to $150 at December 31, 2013, and the interest expense amounted to $150 during 2013.

The Company incurred lease expenses of $12,500 with a company affiliated by means of common management during 2013.  The monthly rent is $1,500.

The Company incurred $9,000 in compensation expenses during 2013 for the services rendered by one of the director’s spouse, which assisted in transitioning certain administrative functions following the termination of employment of the then Company’s Chief Executive Officer in April 2013.  The services were billable monthly at a rate of $3,000 and were discontinued during the third quarter of 2013.

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

Debt Conversion of Interest

The Company issued 10,051 and 2,500 shares of its common stock as a result of converting $3,900 and $2,000 of accrued interest on the  convertible note holders during 2013 and 2012, respectively.

Debt Conversion

The Company issued 942,763 and 37,978 shares of its common stock to satisfy its obligations under an aggregate principal of $186,468 and $101,000 during 2013 and 2012, respectively.

The Company issued 12,366 shares of its common stock to satsify obligations under a loan payable of $11,000 during 2013.

Common Stock Issued in Connection with Debt Issuance

The Company issued 18,219 and 50,570 shares of its common stock pursuant to the issuance of convertible notes payable during 2013 and 2012.  The fair value of the shares amounted to $3,965 and $274,052 during 2013 and 2012, respectively.

Issuance of Common Stock as a Result of Sale of Securities

During 2013, the Company issued 23,436 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848.

Common Stock

In May 2013, the Company increased its authorized share amount from 775,000,000 shares, of which 750,000,000 relate to common shares and 25,000,000 relate to preferred shares, to 975,000,000 shares of which 950,000,000 relate to common shares and 25,000,000 relate to preferred shares. On October 31, 2013, the Company increased its authorized share amount from 950,000,000 to 10,000,000,000 common shares and decreased the par value of its common stock to $0.00001.

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

In accordance with the agreement as amended, the Company has accrued dividends payable amounting to approximately $1,505,215 and $1,033,757 at December 31, 2013 and 2012, respectively which is included in the accompanying consolidated balance sheet.

Series C Preferred Stock

During 2013, the Company designated Series C Preferred Stock.  The number of authorized shares of Series C preferred Stock amounts to 3,900,000 with a par value of $0.001. The holders of the Series C Preferred Stock have voting rights amounting to 100 votes per share, the Series C Preferred Stock may be redeemed at the option of the Company or the holder for an amount equal to the consideration initially received by the Company.  During 2013, the Company issued 3,650,000 shares of Series C Preferred Stock to one of its Director in consideration for the satisfaction of $100,000 of compensation payable to the director.

NOTE 11 -     COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In July 2012, a former employee filed suit against the Company alleging various employment related claims.  In October 2013, the Company settled this matter for approximately $77,000.

NOTE 12 - SUBSEQUENT EVENTS

Since January 1, 2014, the Company issued approximately 7.1 million shares pursuant to the conversion of certain convertible notes payable.

Since January 1, 2014, the Company has generated proceeds of approximately $250,000 from the issuance of convertible notes payable.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Steve Berman, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Protext Mobility, Inc.;
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

/s/

Steve Berman

CEO, Principal Executive Officer

May 9, 2014

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Steve Berman, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of Protext Mobility, Inc.;

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

CEO and Principal Financial Officer

May 9, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Protext Mobility, Inc. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve Berman, Interim CEO of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steve Berman

Steve Berman

CEO and Principal Executive Officer

May 9, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Protext Mobility, Inc. (the “Company”) on Form 10-K/A for fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Steve Berman, Interim CEO of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Steve Berman

Steve Berman

CEO and Principal Financial Officer

May 9, 2014