Form 10-Q
period 2014-03-14
ProText Mobility, Inc.
filed 2014-05-20
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Issuer's telephone number, including area code (800) 215-4212

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

The outstanding number of the issuer's common stock, par value $.00001, as of May 17, 2014 is 18,911,193 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	12

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	3

Consolidated Statements of Operations For the Three Months ended March 31, 2014 and 2013 (Unaudited)	4

Consolidated Statements of Cash Flows For the Three Months ended March 31, 2014 and 2013 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 11

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4 –Controls and Procedures	16

PART II:

Item 1 – Legal Proceedings	17
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 – Defaults upon Senior Securities	17
Item 4 – Mine Safety Disclosures	17
Item 5 - Other Information	17
Item 6 – Exhibits	17
Signature Page	18

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2014	2013
	(Unaudited)
Current Assets:
Cash	$ 78,167	$ 41
Prepaid expenses and other assets	4,500	4,500
Total current assets	82,667	4,541

Total assets	$ 82,667	$ 4,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 2,443,809	$ 2,406,430
Accounts payable-related parties	31,558	11,850
10% Convertible notes payable	114,034	114,034
Convertible notes payable, other, net of debt discount	1,108,267	1,193,460
Convertible notes payable, other, net of debt discount-related parties	122,000	122,000
Loans payable	1,250	-
Derivative liabilities	582,316	345,857
Total current liabilities	4,403,234	4,193,631

Dividends payable	1,620,173	1,505,215
Convertible notes payable, other, net of debt discount	-	4,331
Total liabilities	6,023,407	5,703,177

Stockholders' Deficit:

Preferred Stock -$0.0001 par value, authorized 25,000,000 shares
Series A Preferred Stock, $2.62 liquidation value,
1,526,718 designated, issued and outstanding- 28,968 and 28,968	3	3
Series B Preferred Stock, $9.09 liquidation value,
1,000,000 designated, issued and outstanding- 511,551 and 511,551	51	51
Series C Preferred Stock, - $0.001 par value, 3,900,000 designated
issued and outstanding, 3,650,000 and 3,650,000	100,000	100,000
Common stock; $0.00001 par value; 10,000,000,000 shares authorized;
8,441,145 and 1,733,570 issued and outstanding	84	17
Additional paid-in capital	45,850,404	45,548,849
Accumulated deficit	(51,891,282)	(51,347,556)

Total stockholders’ deficit	(5,940,740)	(5,698,636)

Total liabilities and stockholders’ deficit	$ 82,667	$ 4,541

See Notes to Unaudited Consolidated Financial Statements
-3-

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues:	$ -	$ 265

Operating expenses:
Selling, general and administrative	220,392	195,002
Total operating expenses	220,392	195,002

Operating loss	(220,392)	(194,737)

Other income (expense):
Changes in fair value of derivative liability	5,936	(39,542)
Interest expense-related parties	(3,076)	(2,925)
Interest expense	(211,236)	(100,386)
	(208,376)	(142,853)

Net loss	(428,768)	(337,590)

Less dividends series B preferred stock	(114,958)	(114,958)

Net loss attributable to common stock	$ (543,726)	$ (452,548)

Earnings per share:
Basic and diluted
Net loss per share	$ (0.11)	$ (1.04)

Basic and diluted weighted average common shares outstanding	4,857,738	434,016

See Notes to Unaudited Consolidated Financial Statements.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (428,768)	$ (337,590)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt discount	158,395	48,296
Common stock issued for services	9,000	23,200
Common stock issued for directors compensation	40,000	40,000
Common stock issued for interest	10,000	3,459
Debt modification	-	15,839
Change in fair value of derivative liability	(5,936)	39,542
Changes in operating assets and liabilities:
Accounts payable and accrued expenses-related parties	19,708	2,925
Accounts payable and accrued expenses	41,677	128,764
Net cash used in operating activities	(155,924)	(35,565)

Cash flows from financing activities:
Proceeds from sale of common stock	-	20,848
Proceeds from issuance of convertible notes payable	252,500	10,000
Principal repayments of convertible notes payable	(19,700)	-
Principal repayments of loan payable	(2,000)	-
Proceeds from issuance of loans payable	3,250	6,000

Net cash provided by financing activities	234,050	36,848

Net increase in cash	78,126	1,283

Cash, beginning of period	41	349

Cash, end of period	$ 78,167	$ 1,632

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 1,000	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued pursuant to conversion of convertible debt	$ 108,848	$ 64,000
Common stock issued to satisfy accrued interest	$ -	$ 1,700
Embedded conversion features	$ 383,402	$ 10,000
Reclassification of liability contracts to equity	$ 141,007	$ -
Deemed dividends- Series B preferred Stock	$ 114,958	$ 114,958
Common stock issued pursuant to conversion of loans payable	$ -	$ 11,000

See Notes to Unaudited Consolidated Financial Statements.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and 2013

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

The consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K/A filed with the SEC on May 9, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $429,000 and $338,000 for the three months ended March 31, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.3 million and an accumulated deficit of approximately $51.9 million at March 31, 2014.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fails to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

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

Use of Estimates:

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of March 31, 2014 and 2013 have been excluded from the per share computations as their effect would be anti-dilutive:

Anti-dilutive common share equivalents at March 31:	March 31,
	2014	2013
Stock options	22,428	25,335
Convertible Preferred Stock	64,306	64,306
Convertible Notes Payable	41,140,781	66,766
Warrants	40,912	41,670
	41,268,427	198,077

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

Research and Development Costs:

Research and development costs are expensed as incurred. No research and development costs were incurred during the three months ended March 31, 2014 and 2013.

Research and development costs are generally expensed as incurred.

Derivative Liabilities:

The Company assessed the classification of its derivative financial instruments as of March 31, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three months ended March 31, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and the embedded conversion feature was not clearly and closely related to the economic characeristics and risks of the host contract.  Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Black Scholes), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

Cash Equivalents:

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a remaining maturity of three months or less, when purchased, to be cash equivalents.

Fair Value of Financial Instruments:

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

		Fair Value Measurements at March 31, 2014 using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$582,316	$-	$-	$582,316

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$345,857	$-	$-	$345,857

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of and for the periods ended March 31, 2014 and December 31, 2013, respectively.

Debt Derivative Liability
Balance, January 1, 2013	$-
Initial fair value of embedded conversion features at note issuances	379,952
Reclassification of liability contract to equity	-
Changes in fair value between measurement dates	(34,095)
Balance, December 31, 2013	$345,857

Debt Derivative Liability
Balance, January 1, 2014	$345,857
Initial fair value of embedded conversion features at note issuances	383,402
Reclassification of liability contract to equity	(141,007)
Changes in fair value between measurement dates	(5,936)
Balance, March 31, 2014	$582,316

Level 3 Liabilities are comprised of our bifurcated convertible debt features on Companies our convertible notes.

The Company’s financial instruments are cash and cash equivalents, accounts payable, accrued expenses, notes payable. The carrying amounts of accounts payable and accrued expenses approximate fair value due to the short term nature of these financial instruments. The recorded values of notes payable and obligations under capital leases approximate their fair values, based on the Company’s incremental borrowing rate.

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

Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited consolidated financial position, results of operations, or cash flows for the three months ended March 31, 2014 and 2013.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the three months ended March 31, 2014 and 2013 include share-based compensation expense for employees and board of directors totaled approximately $40,000 and $40,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was $9,000 and $23,200 for the three-month periods ended March 31, 2014 and 2013, respectively.  These amounts are included in the Consolidated Statements of Operations within the general and administrative expenses line item.

There were no options granted to non-employees during the three months ended March 31, 2014 and 2013.

  As of March 31, 2014, $0 of compensation cost related to non-vested stock options was unrecognized.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

	March 31,	December 31,
	2014	2013
10% Convertible notes, issued prior to January 1, 2012, bears interest at a rate
of 12% ( default rate), past due, payable on demand, convertible at $320 per share	$ 114,034	$ 114,034

Other Convertible notes, bear interest at rates ranging between 10% and 15%, maturing between March 2012 and September 2015, convertible at rates ranging between
50% to 65% of a prince ranging from the volume weighted-average price for the ten days prior to conversion (highest) to the average of the 3 lowest closing bids
of the 20 days prior to conversion (lowest)	1,579,126	1,402,743

Loan payable, interest bearing at 10%, payable on demand	1,250	-
	1,694,410	1,516,777
Unamortized debt discount	(470,859)	(204,952)
	$ 1,223,551	$ 1,311,825

The loans mature during the following fiscal years
2014	$ 1,638,424
2015	55,986
	$ 1,694,410

The Company generated proceeds of $252,500 and $10,000 from the issuance of convertible notes payable during the three-month period ended March 31, 2014 and 2013, respectively.

The Company made principal repayments of $19,700 and $2,000 of the convertible notes payable and loans payable during the three-month period ended March 31, 2014.

The Company issued 5,936,742 and 133,120 shares of its common stock to satisfy its obligations under an aggregate principal of $108,488 and $75,000 of convertible promissory notes and loans payable during the three-month period ended March 31, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the three month period ended March 31, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $133,773 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,459 by issuing 2,713 shares of its common stock during the three-month period ended March 31, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the three-month period ended March 31, 2014.

The Company recognized amortization of debt discount amounting to $158,395 and $48,296 for the three-month period ended March 31, 2014 and 2013, respectively, which are included in the Company’s interest expense of approximately $211,000 and $100,000, respectively.

The aggregate amount of outstanding principal under convertible notes payable which have matured at March 31, 2014 amounts to $1,139,458.

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

NOTE 5 - DERIVATIVE LIABILITIES

The following table provides a summary of changes in fair value of the Company’s derivative liabilities as of and for the periods ended March 31, 2014 and December 31, 2013, respectively.

Debt Derivative Liability
Balance, January 1, 2013	$-
Initial fair value of embedded conversion features at note issuances	379,952
Reclassification of liability contract to equity	-
Changes in fair value between measurement dates	(34,095)
Balance, December 31, 2013	$345,857

Debt Derivative Liability
Balance, January 1, 2014	$345,857
Initial fair value of embedded conversion features at note issuances	383,402
Reclassification of liability contract to equity	(141,007)
Changes in fair value between measurement dates	(5,936)
Balance, March 31, 2014	$582,316

 The fair values of the embedded conversion features were determined using Binomial Lattice  based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 200 to 323% (3) weighted average risk free rate of 0.11% to 0.14%, expected life of 0.04 to 0.5 years and (5) estimated fair value of the Company’s common stock of $0.03 to $0.08 and $1 to $1.20 during the three-month period ended March 31, 2014 and 2013, respectively.

NOTE 6 -    EQUITY TRANSACTIONS

Common Stock:

Services Rendered

The Company issued 112,500 and 14,938 shares of its common stock (valued at $9,000 and $36,200, respectively) for services rendered by consultants during the three-month period ended March 31, 2014 and 2013, respectively.

The Company issued 533,333 and 30,991 shares of its common stock ( valued at $40,000 for both periods) as payment for services to the Board of Directors during the three-month period ended March 31, 2014 and 2013, respectively.

Debt Conversion and related interest

The Company issued 5,936,742 and 133,120 shares of its common stock to satisfy its obligations under an aggregate principal of $108,848 and $64,000 of convertible promissory notes and loans payable during the three-month period ended March 31, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the three month period ended March 31, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $133,773 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,459 by issuing 2,713 shares of its common stock during the three-month period ended March 31, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the three-month period ended March 31, 2014.  The fair value of the shares of common stock amounted to $10,000 and were recorded as interest expense.

Issuance of Common Stock as a Result of Sale of Securities

The Company issued 23,435 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848 during the three month period ending March 31, 2013.

NOTE 7 - RELATED PARY TRANSACTIONS

The Company had outstanding obligations under certain convertible notes payable certain related parties at March 31, 2014 and 2013.

The Company had senior secured convertible notes payable to one of its directors, amounting to $25,000 at March 31, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $6,980 at March 31, 2014, respectively and the interest expense amounted to $626 during the three-month period ended March 31, 2014 and 2013, respectively. The notes are currently due.

The Company had senior secured convertible notes payable to the father of one of the directors, amounting to $92,000 at March 31, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $24,225 at March 31, 2014 and the interest expense amounted to $2,300 during the three-month period ended March 31, 2014 and 2013, respectively.  The notes are currently due.

The Company had a convertible note payable of $5,000 to the son of the Company’s chief executive officer at March 31, 2014 and December 31, 2013.  The note bears interest at 12% and matured in January 2014.  The accrued interest under such notes amounted to $353 at March 31, 2014 and the interest expense amounted to $150 during the three-month period ended March 31, 2014.

NOTE 8 - SUBSEQUENT EVENTS

In May 2014, the Company settled for $65,000 certain claims from a note holder to whom the Company owed approximately $64,000 under two convertible notes payable at March 31, 2014.

Since April 1, 2014, the Company issued 9,520,048 shares of its common stock purusuant to the conversion of convertible notes payable, and 950,000 shares issued purusant to shares issued for services.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our results of operations and current financial position.  This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $415,000 and $338,000 for the three months ended March 31, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.3 million and an accumulated deficit of approximately $51.9 million at March 31, 2014.

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

If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fails to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

Results of Operations

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-Month Period Ended		(Decrease)	(Decrease)
	March 31,		in $ 2014	in % 2014
	2014	2013	vs 2013	vs 2013

Revenues:	$ -	$ 265	(265)	-100.0%

Cost of Revenues
Amortization of internal-use software costs	-	-	-	NM
	-	265	(265)	-100.0%

Operating expenses:
Sales, general and administrative	220,392	195,002	25,390	13.0%
Total operating expenses	220,392	195,002	25,390	13.0%

Operating income	(220,392)	(194,737)	(25,655)	13.2%

Other income (expense):
Changes in fair value of derivative liability	5,936	(39,542)	45,478	NM
Interest expense-related parties	(3,076)	(2,925)	151	5.2%
Interest expense	(211,236)	(100,386)	110,850	110.4%
	(208,376)	(142,853)	65,523	45.9%

Net loss	$ (428,768)	$ (337,590)	91,178	27.0%

NM: Not Meaningful

Comparison of the Results for the Three Months Ended March 31, 2014 and 2013

The increase in Sales, general and administrative expenses during the three month period ended March 31, 2014 , when compared to the prior year period, are primarily due to increased costs associated heavier emphasis on developing relationships to market our products.

The increase in interest expense during the three-month period ended March 31, 2014, when compared to the prior period ended March 31, 2013, is primarily due to increased amortization of our debt discount, which increased from approximately $48,000 during the three-month period ended March 31, 2013 to approximately $158,000 during the three-month period ended March 31, 2014.  The increase in amortization of debt discount is primarily due greater amounts of embedded conversion and beneficial conversion features given to noteholders in debt financing during the last quarter of fiscal 2013 and the first quarter of fiscal 2014, which resulted in greater amount of debt discount.

The change in fair value of derivative liability is primarily due to the differences in fair value of derivative liabilities between measurement dates.  The change in fair value is primarily due to a decrease in our stock prices, one of the main driver assumptions in our valuation of derivative liabilities, between measurement dates.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At March 31, 2014, the Company had cash and cash equivalents of approximately $78,000 and a working capital deficiency of approximately $4.3 million.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fails to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

Net cash used in operating activities for the three month period ended March 31, 2014 consists of our net loss of approximately $415,000 adjusted for certain non-cash expenses which are as follows:

•

Aforementioned debt discount of approximately $158,000;

•

Fair value of shares of common stock for services issued to consultants and directors of $45,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $61,000 between March 31, 2014 and December 31, 2013, which is primarily due to an increase in accrued interest.

Our cash flows provided by financing activities during the three-month period ended March 31, 2014 amounted to approximately $234,000, which consists of proceeds from the issuance of convertible promissory notes and loans payable of approximately $256,000 offset by principal repayments on such convertible promissory notes and loans payable of approximately $22,000.

Net cash used in operating activities for the three month period ended March 31, 2013 consists of our net loss of approximately $338,000 adjusted for certain non-cash expenses which are as follows:

•

Aforementioned debt discount of approximately $48,000;

•

Fair value of shares of common stock for services issued to consultants and directors of $63,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $131,000 between March 31, 2013 and December 31, 2012, which is primarily due to an general increase in accounts payable resulting from our inability to generate enough funds to pay such liabilities during that period.

Our cash flows provided by financing activities during the three-month period ended March 31, 2013 amounted to approximately $37,000, which consists of proceeds from the issuance of our shares of common stock, convertible promissory notes and loans payable of approximately $37,000.

Critical Accounting Policies:

There have been no changes to our accounting principles set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with SEC. Refer to such report for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014 and have concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

16

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 112,500 shares of its common stock (valued at $9,000) for services rendered by consultants during the three-month period ended March 31, 2014.

The Company issued 533,333 shares of its common stock ( valued at $40,000 ), in aggregate, to its two Board members,  as payment for services to the Board of Directors during the three-month period ended March 31, 2014.

The Company issued 5,936,742 shares of its common stock to satisfy its obligations under an aggregate principal of $108,488 of convertible promissory notes during the three-month period ended March 31, 2014.    The shares issued upon conversion of the notes payable were issued in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the three-month period ended March 31, 2014.  The fair value of the shares of common stock amounted to $10,000.

Unless otherwise stated, the above securities were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of March 31, 2014.

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

Date: May 20, 2014