Form 10-Q
period 2014-06-30
ProText Mobility, Inc.
filed 2014-08-19
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 001-31590

ProText Mobility, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 S.E. 2nd Avenue
Delray Beach, FL	33444
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (800) 215-4212

 (Former name or former address, if changed since last report)

16885 River Birch Circle
Delray Beach, FL	33445

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

The outstanding number of the issuer's common stock, par value $.00001, as of August 13, 2014 is 112,068,328 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	12

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Consolidated Statements of Operations For the Three and Six Months ended June 30, 2014 and 2013 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows For the Six Months ended June 30, 2014 and 2013 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 11

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4 –Controls and Procedures	16

PART II:

Item 1 – Legal Proceedings	17
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3 – Defaults upon Senior Securities	17
Item 4 – Mine Safety Disclosures	17
Item 5 - Other Information	17
Item 6 – Exhibits	17
Signature Page	18

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2014	2013
	(Unaudited)
Current Assets:
Cash	$ 11,403	$ 41
Inventory	9,730	-
Prepaid expenses and other assets	4,500	4,500
Total current assets	25,633	4,541

Total assets	$ 25,633	$ 4,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 2,476,053	$ 2,406,430
Accounts payable-related parties	34,632	11,850
10% Convertible notes payable	114,034	114,034
Convertible notes payable, other, net of debt discount	1,168,257	1,193,460
Convertible notes payable, other, net of debt discount-related parties	122,000	122,000
Loans payable	12,500	-
Derivative liabilities	870,729	345,857
Total current liabilities	4,798,205	4,193,631

Dividends payable	1,737,175	1,505,215
Convertible notes payable, other, net of debt discount	-	4,331
Total liabilities	6,535,380	5,703,177

Stockholders' Deficit:
Preferred Stock -$0.0001 par value, authorized 25,000,000 shares
Series A Preferred Stock, $2.62 liquidation value,
1,526,718 designated, issued and outstanding- 28,968 and 28,968	3	3
Series B Preferred Stock, $9.09 liquidation value,
1,000,000 designated, issued and outstanding- 511,551 and 511,511	51	51
Series C Preferred Stock - $0.001 par value, 3,900,000 designated;
issued and outstanding, 3,650,000 and 3,650,000	100,000	100,000
Common stock; $0.00001 par value; 10,000,000,000 shares authorized;
52,706,574 and 1,733,570 issued and outstanding	527	17
Additional paid-in capital	46,096,246	45,548,849
Accumulated deficit	(52,706,574)	(51,347,556)

Total stockholders’ deficit	(6,509,747)	(5,698,636)

Total liabilities and stockholders’ deficit	$ 25,633	$ 4,541

See Notes to Unaudited Condensed Consolidated Financial Statements.
-3-

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:	$ -	$ 377	$ -	$ 642

Operating expenses:
Research and development	37,200	-	37,200	-
Selling, general and administrative	211,428	191,266	431,820	386,268
Total operating expenses	248,628	191,266	469,020	386,268

Operating loss	(248,628)	(190,889)	(469,020)	(385,626)

Other income (expense):
Changes in fair value of derivative liability	(130,028)	(41,699)	(124,092)	(81,241)
Interest expense-related parties	(3,074)	(2,925)	(6,150)	(5,850)
Interest expense	(316,560)	(124,608)	(527,796)	(224,994)
	(449,662)	(169,232)	(658,038)	(312,085)

Net loss	(698,290)	(360,121)	(1,127,058)	(697,711)

Less dividends series B preferred stock	(117,002)	(117,542)	(231,960)	(232,500)

Net loss attributable to common stock	$ (815,292)	$ (477,663)	$ (1,359,018)	$ (930,211)

Earnings per share:
Basic and diluted
Net loss per share	$ (0.17)	$ (0.68)	$ (0.28)	$ (1.61)

Basic and diluted weighted average common shares outstanding	24,583,687	705,930	36,558,358	577,082

See Notes to Unaudited Condensed Consolidated Financial Statements.
-4-

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (1,127,058)	$ (697,711)
Adjustments to reconcile net loss to
net cash used in operating activities:

Amortization of debt discount	446,364	96,027
Original issue discount	4,500	-
Common stock issued for services	18,817	36,200
Common stock issued for directors compensation	80,000	80,000
Common stock issued for interest	-	6,918
Debt modification	-	58,049
Change in fair value of derivative liability	124,092	81,241
Changes in operating assets and liabilities:
Deposit	-	2,700
Inventory	(9,730)	-
Accounts payable and accrued expenses-related parties	6,150	3,074
Accounts payable and accrued expenses	94,057	167,101
Net cash used in operating activities	(362,808)	(166,401)

Cash flows from financing activities:
Proceeds from sale of common stock	-	20,848
Proceeds from issuance of convertible notes payable	436,500	180,500
Principal repayments of convertible notes payable	(74,830)	(25,000)
Principal repayments of loan payable	(12,250)	-
Proceeds from issuance of loans payable	24,750	6,000

Net cash provided by financing activities	374,170	182,348

Net increase in cash	11,362	15,947

Cash, beginning of period	41	349

Cash, end of period	$ 11,403	$ 16,296

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13,552	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued pursuant to conversion of convertible debt	$ 212,368	$ 142,210
Common stock issued to satisfy accrued interest	$ -	$ 3,900
Restricted stock issued in connection with issuance of bridge loans	$ -	$ 3,965
Embedded conversion features	$ 644,736	$ 10,000
Beneficial conversion features	$ -	$ 87,920
Reclassification of liability contracts to equity	$ 244,406	$ -
Deemed dividends- Series B preferred Stock	$ 231,960	$ 232,500
Common stock issued pursuant to conversion of loans payable	$ -	$ 11,000

See Notes to Unaudited Condensed Consolidated Financial Statements.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

The consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K/A filed with the SEC on May 9, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month period ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $1.1 million and $700,000 for the six months ended June 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.8 million and an accumulated deficit of approximately $52.7 million at June 30, 2014.

As noted in the Company’s auditor report for the year ended December 31, 2013, these circumstances raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's efforts have been directed towards the development and implementation of a plan to generate sufficient revenues to cover all of its present and future costs and expenses. This plan is to address mobile messaging market opportunities with novel, comprehensive and robust solutions for the consumer and enterprise market.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

ProText Mobility, Inc. is organized as a single reporting unit.   References in this report to “ProText Mobility”, the “Company”, “we”, “us” or “our” refers to ProText Mobility Inc. and its consolidated divisions.  All intercompany transactions have been eliminated in consolidation.

Revenue Recognition:

The Company recognizes revenues in accordance with authoritative guidance when services have been rendered, the sales price is determinable and collectability is reasonably assured.

The Company has launched DriveAlert, one of the Company’s products, with certain U.S. auto dealerships during the second quarter of 2014.  Revenue from DriveAlert, consists of fees charged for the use of car device with downloadable software.  The terms with the end-users range between one to seven years and are payable upfront to the dealerships, which then remits the proceeds, net of their commissions to the Company.

The Company sells hardware containing software components that are essential to the overall functionality of the products. The Company recognizes revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.

For multiple element arrangements that include software and non-software related elements, the Company allocates revenue to each software and non-software element as a group based upon the relative selling price of each in accordance with the selling price hierarchy, which includes VSOE if available, third-party evidence (“TPE”), if VSOE is not available, and estimated selling price, if VSOE or TPE are not available.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.

In unique circumstances, we are unable to establish VSOE for all deliverables in a multiple-element arrangement.  This is due to an infrequent requested item from a customer.  When VSOE cannot be established, we attempt to establish a selling price based on TPE, which is primarily based on competitor prices for similar deliverables.  TPE and ESP are rarely used and mostly on insignificant items.

Revenue from online Internet sales is recognized upon the settlement of credit card charges, typically within three days of the sale.

Use of Estimates:

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, and assumptions used in the valuation of derivative liability using the binomial method, such as expected volatility, risk-free interest rate, and expected dividend rate.

Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of June 30, 2014 and 2013 have been excluded from the per share computations as their effect would be anti-dilutive:

Anti-dilutive common share equivalents at June 30:	June 30, June 30,
	2014	2013
Stock options	22,428	23,772
Convertible Preferred Stock	64,306	64,306
Convertible Notes Payable	646,636,756	610,977
Warrants	40,912	41,161
	646,764,644	740,216

Stock Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the BSM option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Research and Development Costs:

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended.

Research and development costs were expensed as incurred. The Company’s research and development costs amounted to $37,200 during the six months ended June 30, 2014 and 2013.

Inventory

Inventory at June 30, 2014 consists of units of DriverAlert held at the Company’s premises and at auto dealerships which have not been seen sold yet.  The inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Derivative Liabilities:

The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months ended June 30, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and the embedded conversion feature was not clearly and closely related to the economic characteristics and risks of the host contract.  Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014 using:
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$870,729	$-	$-	$870,729

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$345,857	$-	$-	$345,857

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of and for the periods ended June 30, 2014 and December 31, 2013, respectively.

Debt Derivative Liability
Balance, January 1, 2013	$-
Initial fair value of embedded conversion features at note issuances	379,952
Reclassification of liability contract to equity	-
Changes in fair value between measurement dates	(34,095)
Balance, December 31, 2013	$345,857

Debt Derivative Liability
Balance, January 1, 2014	$345,857
Initial fair value of embedded conversion features at note issuances	644,736
Reclassification of liability contract to equity	(244,406)
Changes in fair value between measurement dates	124,092
Balance, June 30, 2014	$870,279

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

Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited consolidated financial position, results of operations, or cash flows for the six months ended June 30, 2014 and 2013.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the six months ended June 30, 2014 and 2013 include share-based compensation expense for employees and board of directors totaled approximately $80,000 and $80,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to non-employee options was $18,817 and $36,200 for the six-month periods ended June 30, 2014 and 2013, respectively.  The amounts of stock compensation expense included in research development amounted to $3,200 during the six-month ended June 30, 2014.  The amounts of stock compensation expense included in selling, general, and administrative expenses amounted to $15,317 and $36,200 during the six-month ended June 30, 2014 and 2013, respectively.

There were no options granted to non-employees during the six months ended June 30, 2014 and 2013.

As of June 30, 2014, $0 of compensation cost related to non-vested stock options was unrecognized.

NOTE 4 - CONVERTIBLE NOTES AND LOANS PAYABLE

		December 31,
	2014	2013
10% Convertible notes, issued prior to January 1, 2012, bears interest at a rate of 12% ( default rate), past due, payable on demand, convertible at $320 per share	$ 114,034	$ 114,034

Convertible notes, bear interest at rates ranging between 10% and 15%, maturing between March 2012 and September 2015, convertible at variable rates ranging between50% to 65% of a prince ranging from the volume weighted-average price for the ten days prior to conversion (highest) to the average of the 2 lowest closing bids of the 15 days prior to conversion (lowest)	872,752	534,188

Convertible notes, past due, convertible at fixed rates ranging between $56 and $112 per share	865,749	909,455

Loan payable, interest bearing at 10%, payable on demand	12,500	-
	1865,035	1,516,777
Unamortized debt discount	(447,244)	(245,852)
	$ 1,416,791	$ 1,4291,494

The loans mature during the following fiscal years
2014	$ 1,679,842
2015	185,193
	$ 1,865,035

The Company generated proceeds of $436,500 and $180,500 from the issuance of convertible notes payable during the six-month period ended June 30, 2014 and 2013, respectively.

The Company generated proceeds of $24,750 and $6,000 from the issuance of loans payable during the six-month period ended June 30, 2014 and 2013, respectively.

The Company made principal repayments of $74,830 and $12,250 of the convertible notes payable and loans payable during the six-month period ended June 30, 2014.

The Company issued 42,396,446 and 348,427 shares of its common stock to satisfy its obligations under an aggregate principal of $212,368 and $142,000 of convertible promissory notes and loans payable during the six-month period ended June 30, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the six month period ended June 30, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $236,722 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,900 by issuing 10,050 shares of its common stock during the six-month period ended June 30, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the six-month period ended June 30, 2014.

During the six-month period ended June 30, 2014, certain holders of convertible notes aggregating $276,312 in principal assigned their rights to certain investors.  Contemporaneously to the assignment, the Company restructured certain terms of the convertible notes, primarily as they related to the conversion terms.  The revised conversion terms provide for conversion rates ranging from 50% to 65% of  a price ranging from the average of the lowest closing price of the 45 days days prior to conversion ( highest conversion ratio) to the average of the two lowest closing bids of the 15 days prior to conversion ( lowest conversion ratio).  This change in terms resulted in embedded conversion features and debt discount amounting to approximately $276,000 recognized at the date of restructure and were recognized as derivative liabilities during the six-month period ended June 30, 2014.

During the six-month period ended June 30, 2013, the Company and a holder of three convertible notes payable and accrued interest aggregating $45,861 restructured such notes to a non-convertible loan amounting to $55,000.  The Company recorded an additional $9,139 as interest expense pursuant to this restructure.

The Company recognized amortization of debt discount amounting to $446,364 and $96,027 for the six-month period ended June 30, 2014 and 2013, respectively, which are included in the Company’s interest expense of approximately $528,000 and $225,000, respectively.

The aggregate amount of outstanding principal under convertible notes payable which have matured at June 30, 2014 amounts to $1,119,832.

Other terms- Revenue Linked Convertible Notes Payable:

During 2012, the Company entered in to several short term convertible notes totaling $401,000. These noninterest bearing notes are in default and convertible at a rate of $56 at maturity.  The Company is unable to assert that it will generate revenue relating to third party managed carrier branded corporate websites, as well as through the sales of its products, and through the proposed test and launch of a national direct response marketing and distribution campaign for its products. The noteholders, upon repayment in full, will be entitled to 10%, on a pro-rated basis, of the aforementioned gross revenue, as adjusted, over a 12 month period following the repayment.

NOTE 5 - DERIVATIVE LIABILITIES

The following table provides a summary of changes in fair value of the Company’s derivative liabilities as of and for the periods ended June 30, 2014 and December 31, 2013, respectively.

Debt Derivative Liability
Balance, January 1, 2013	$-
Initial fair value of embedded conversion features at note issuances	379,952
Reclassification of liability contract to equity	-
Changes in fair value between measurement dates	(34,095)
Balance, December 31, 2013	$345,857

Debt Derivative Liability
Balance, January 1, 2014	$345,857
Initial fair value of embedded conversion features at note issuances	644,736
Reclassification of liability contract to equity	(244,406)
Changes in fair value between measurement dates	124,092
Balance, June 30, 2014	$870,279

The fair values of the embedded conversion features were determined using Binomial Lattice  based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 200 to 323% (3) weighted average risk free rate of 0.11% to 0.14%, expected life of 0.04 to 0.5 years and (5) estimated fair value of the Company’s common stock of $0.003 to $0.08 and $1 to $1.20 during the six-month period ended June 30, 2014 and 2013, respectively.

NOTE 6 -    EQUITY TRANSACTIONS

Common Stock:

Services Rendered

The Company issued 1,862,500 and 27,438 shares of its common stock (valued at $18,817 and $36,200, respectively) for services rendered by consultants during the six-month period ended June 30, 2014 and 2013, respectively.

The Company issued 6,614,209 and 75,476 shares of its common stock (valued at $80,000 for both periods) as payment for services to the Board of Directors during the six-month period ended June 30, 2014 and 2013, respectively.

Debt Conversion and related interest

The Company issued 42,396,446 and 133,120 shares of its common stock to satisfy its obligations under an aggregate principal of $212,368 and $64,000 of convertible promissory notes and loans payable during the six-month period ended June 30, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the six month period ended June 30, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $244,406 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,900 by issuing 10,050 shares of its common stock during the six-month period ended June 30, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the six-month period ended June 30, 2014.  The fair value of the shares of common stock amounted to $10,000 and was recorded as interest expense.

Issuance of Common Stock as a Result of Sale of Securities

The Company issued 23,435 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848 during the six month period ending June 30, 2013.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company had outstanding obligations under certain convertible notes payable certain related parties at June 30, 2014 and 2013.

The Company had senior secured convertible notes payable to one of its directors, amounting to $25,000 at June 30, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $7,604 at June 30, 2014, respectively and the interest expense amounted to $1,250 during the six-month period ended June 30, 2014 and 2013, respectively. The notes are currently due.

The Company had senior secured convertible notes payable to the father of one of the directors, amounting to $92,000 at June 30, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $26,525 at June 30, 2014 and the interest expense amounted to $4,600 during the six-month period ended June 30, 2014 and 2013, respectively.  The notes are currently due.

The Company had a convertible note payable of $5,000 to the son of the Company’s chief executive officer at June 30, 2014 and December 31, 2013.  The note bears interest at 12% and matured in January 2014.  The accrued interest under such notes amounted to $503 at June 30, 2014 and the interest expense amounted to $300 during the six-month period ended June 30, 2014.

NOTE 8 - SUBSEQUENT EVENTS

Since July 1, 2014, the Company issued 59,461,603 shares of its common stock pursuant to the conversion of convertible notes payable.

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

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern. The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $1.1 million and $700,000 for the six months ended June 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.8 million and an accumulated deficit of approximately $52.7 million at June 30, 2014.

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

Results of Operations

PROTEXT MOBILITY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-Month Period Ended		(Decrease)	(Decrease)	Six-Month Period Ended		(Decrease)	(Decrease)
	June 30,		in $ 2014	in % 2014	June 30,		in $ 2014	in % 2014
	2014	2013	vs 2013	vs 2013	2014	2013	vs 2013	vs 2013

Revenues:	$ -	$ 377	(377)	-100.0%	$ -	$ 642	(642)	-100.0%
					-	-
Operating expenses:					-	-
Research and development	37,200	-	37,200	NM	37,200	-	37,200	NM
Selling, general and administrative	211,428	191,266	20,162	10.5%	431,820	386,268	45,552	11.8%
Total operating expenses	248,628	191,266	57,362	30.0%	469,020	386,268	82,752	21.4%
					-	-
Operating loss	(248,628)	(190,889)	(57,739)	30.2%	(469,020)	(385,626)	(83,394)	21.6%
					-	-
Other income (expense):					-	-
Changes in fair value of derivative liability	(130,028)	(41,699)	88,329	211.8%	(124,092)	(81,241)	42,851	52.7%
Interest expense-related parties	(3,074)	(2,925)	149	5.1%	(6,150)	(5,850)	300	5.1%
Interest expense	(316,560)	(124,608)	191,952	154.0%	(527,796)	(224,994)	302,802	134.6%
	(449,662)	(169,232)	280,430	165.7%	(658,038)	(312,085)	345,953	110.9%
					-	-
Net loss	$ (698,290)	$ (360,121)	338,169	93.9%	$ (1,127,058)	$ (697,711)	429,347	61.5%

NM: Not Meaningful

Comparison of the Results for the Three- and Six- Months Ended June 30, 2014 and 2013

The increase in research and development expenses during the three- and six- month period ended June 30, 2014, when compared to the prior year periods, are primarily due to costs associated with the development of DriverAlert , which was launched in the second quarter of 2014, heavier emphasis on developing relationships to market our products.

The increase in Sales, general and administrative expenses during the three- and six- month periods ended June 30, 2014, when compared to the prior year periods, are primarily due to increased costs associated with heavier emphasis on developing relationships to market our products.

The increase in interest expense during the three- and six-month period ended June 30, 2014, when compared to the prior periods, is primarily due to increased amortization of our debt discount, which increased from approximately $48,000 and $96,000 during the three- and six-month period ended June 30, 2013 to approximately $288,000 and$446,000 during the three- and six-month period ended June 30, 2014.  The increase in amortization of debt discount is primarily due greater amounts of embedded conversion and beneficial conversion features given to noteholders in debt financing during the last quarter of fiscal 2013 and the first half of fiscal 2014, which resulted in greater amount of debt discount.

The change in fair value of derivative liability is primarily due to the differences in fair value of derivative liabilities between measurement dates.  The change in fair value is primarily due to a decrease in our stock prices, one of the main driver assumptions in our valuation of derivative liabilities, between measurement dates.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At June 30, 2014, the Company had cash and cash equivalents of approximately $11,000 and a working capital deficiency of approximately $4.8 million.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fails to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

Net cash used in operating activities for the six month period ended June 30, 2014 consists of our net loss of approximately $1.1 million adjusted for certain non-cash expenses which are as follows:

•

Aforementioned debt discount of approximately $446,000;

•

Fair value of shares of common stock for services issued to consultants and directors of $99,000;

Changes in the fair value of derivative liabilities of approximately $124,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $94,000 between June 30, 2014 and December 31, 2013, which is primarily due to an increase in accrued interest.

Our cash flows provided by financing activities during the six-month period ended June 30, 2014 amounted to approximately $374,000, which consists of proceeds from the issuance of convertible promissory notes and loans payable of approximately $461,000 offset by principal repayments on such convertible promissory notes and loans payable of approximately $87,000.

Net cash used in operating activities for the six month period ended June 30, 2013 consists of our net loss of approximately $700,000 adjusted for certain non-cash expenses which are as follows:

•

Aforementioned debt discount of approximately $96,000;

•

Fair value of shares of common stock for services issued to consultants and directors of $116,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $167,000 between June 30, 2013 and December 31, 2012, which is primarily due to an general increase in accounts payable resulting from our inability to generate enough funds to pay such liabilities during that period.

Our cash flows provided by financing activities during the six-month period ended June 30, 2013 amounted to approximately $183,000, which consists of proceeds from the issuance of convertible promissory notes and loans payable of approximately $201,000 offset by principal repayments on such convertible promissory notes and loans payable of approximately $25,000.

Critical Accounting Policies:

There have been no changes to our accounting principles set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with SEC. Refer to such report for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2014 and have concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

The Company's management, including the Principal Executive Officer and Principal Financial Officer, do not expect that the Company's disclosure controls or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

16

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,800,000 shares of its common stock (valued at $13,513) for services rendered by four consultants during the three-month period ended June 30, 2014.

The Company issued 6,080,166 shares of its common stock ( valued at $40,000 ), in aggregate, to its two Board members,  as payment for services to the Board of Directors during the three-month period ended June 30, 2014.

The Company issued 36,459,704 shares of its common stock to satisfy its obligations under an aggregate principal of $103,824 of convertible promissory notes during the three-month period ended June 30, 2014.    The shares issued upon conversion of the notes payable were issued in reliance upon Section 3 (a)(9) of the Securities Act of 1933.

Unless otherwise stated, the above securities were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

During the three-month period ended June 30, 2014, one of the Company’s note holders assigned a portion of its interest in a note to certain investors.  Pursuant to the assignments, the Company agreed to restructure the terms of the notes as follows:

		New Note Principal	Annual Interest Rate	Maturity	Conversion Rate (1)
Assignment1	$21,500	$21,500	8%	April 8, 2015	50% of the average of two lowest closing bids for ten-day period prior to conversion
Assignment2	12,500	12,500	8%	May 7, 2015	65% of the lowest closing price for 45-day period prior to conversion
Assignment3	10,000	10,000	8%	May 29, 2015	65% of the lowest closing price for 45-day period prior to conversion
Assignment4	10,000	10,000	8%	May 29, 2015	65% of the lowest closing price for 45-day period prior to conversion
Assignment5	3,000	3,000	8%	June 4, 2015	65% of the lowest closing price for 45-day period prior to conversion
Assignment6	46,834	46,834	8%	June 4, 2015	50% of the average of two lowest closing bids for 15-day period prior to conversion

(1) at the holder’s option

The new note holders are non-affiliate accredited investors and these transactions are exempt from registration pursuant to Section 4.2 of the Securities Act.

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of June 30, 2014.

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

Date: August 19, 2014