Form 10-Q/A
period 2014-06-30
ProText Mobility, Inc.
filed 2014-09-02
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

                                                                                                55 SE 2nd Avenue

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past days 90days.                                            Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                       Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-KQ for the quarter ended June 30, 2014 of ProText Mobility, Inc. (the "Company", "we" or "us"), filed with the U.S. Securities and Exchange Commission (the "SEC") on August 19, 2014, which was inadvertently submitted with its new address mistyped.

No Other changes have been made to the Form 10-Q.  This Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, and does not modify or amend the Form 10-Q except as specifically described in this explanatory note.  Accordingly, this Amendment should be read in conjunction with our Form 10-Q and our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ProText Mobility, Inc. (Registrant)
By:	/s/ Steve Berman
Steve Berman, Interim Chief Executive Officer
Date:	September 2, 2014