Form 10-Q
period 2014-09-30
ProText Mobility, Inc.
filed 2015-02-04
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 001-31590

ProText Mobility, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3621755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 S.E. 2nd Avenue
Delray Beach, FL	33444
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (800) 215-4212

16885 River Birch Circle
Delray Beach, FL	33445

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

The outstanding number of the issuer's common stock, par value $.00001, as of February 4, 2015 is 1,421,894,440 shares.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

INDEX

Page No.

Forward-Looking Statements	12

PART I FINANCIAL INFORMATION

ITEM 1 – Financial Statements:

Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

Consolidated Statements of Operations For the Three and Nine Months ended September 30, 2014 and 2013 (Unaudited)	4

Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2014 and 2013 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 11

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3 – Quantitative and Qualitative Disclosure about Market Risk	14

ITEM 4 –Controls and Procedures	14

PART II:

Item 1 – Legal Proceedings	14
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3 – Defaults upon Senior Securities	14
Item 4 – Mine Safety Disclosures	14
Item 5 - Other Information	14
Item 6 – Exhibits	15
Signature Page	16

PROTEXT MOBILITY, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

September 30,	December 31,
ASSETS	2014	2013
(Unaudited)
Current Assets:
Cash	$ 732	$ 41
Inventory	19,765	-
Prepaid expenses and other assets	-	4,500
Total current assets	20,497	4,541

Total assets	$ 20,497	$ 4,541

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 2,455,482	$ 2,406,430
Accounts payable-related parties	37,708	11,850
10% Convertible notes payable	114,034	114,034
Convertible notes payable, other, net of debt discount	1,159,580	1,193,460
Convertible notes payable, other, net of debt discount-related parties	122,000	122,000
Loans payable	24,730	-
Deferred Revenue	5,233	-
Derivative liabilities	803,719	345,857
Total current liabilities	4,722,486	4,193,631

Dividends payable	1,856,448	1,505,215
Convertible notes payable, other, net of debt discount	-	4,331
Total liabilities	6,578,933	5,703,177

Stockholders' Deficit:

Preferred Stock -$0.0001 par value, authorized 25,000,000 shares
Series A Preferred Stock, $2.62 liquidation value,
1,526,718 designated, issued and outstanding- 28,968 and 28,968	3	3
Series B Preferred Stock, $9.09 liquidation value,
1,000,000 designated, issued and outstanding- 511,551 and 511,511	51	51
Series C Preferred Stock, 3,900,000 designated
issued and outstanding, 3,650,000 and 0	100,000	100,000
Common stock; $0.00001 par value; 10,000,000,000 shares authorized;
643,974,874 and 1,733,570 issued and outstanding	6,441	17
Additional paid-in capital	46,454,847	45,548,849
Accumulated deficit	(53,119,778)	(51,347,556)

Total stockholders’ deficit	(6,558,436)	(5,698,636)

Total liabilities and stockholders’ deficit	$ 20,497	$ 4,541

See Notes to Unaudited Consolidated Financial Statements.
-3-
PROTEXT MOBILITY, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods Ended	Nine-Month Periods Ended
September 30,	September 30,
2014	2013	2014	2013

Revenues:	$ 748	$ -	$ 748	$ 642

Cost of revenues	101	-	101	-

Gross profit	647	-	647	642

Operating expenses:
Research and development	1,850	-	39,050	-
Selling, general and administrative	259,954	242,198	691,774	628,467
Total operating expenses	261,804	242,198	730,824	628,467

Operating loss	(261,157)	(242,198)	(730,177)	(627,825)

Other income (expense):
Changes in fair value of derivative liability	273,642	(58,532)	149,550	(139,773)
Interest expense-related parties	(3,075)	(2,925)	(9,225)	(8,775)
Interest expense	(303,146)	(123,866)	(830,942)	(348,860)
(32,579)	(185,323)	(690,617)	(497,408)

Net loss	(293,736)	(427,521)	(1,420,794)	(1,125,233)

Less dividends series B preferred stock	(117,423)	(118,833)	(349,383)	(351,333)

Net income attributable to common stock	$ (411,159)	$ (546,354)	$ (1,770,177)	$ (1,476,566)

Earnings per share:
Basic and diluted
Net income per share	$ (0.00)	$ (0.62)	$ (0.01)	$ (2.18)

Basic and diluted weighted average common shares outstanding	327,787,523	884,158	145,765,304	677,426

See Notes to Unaudited Consolidated Financial Statements.

PROTEXT MOBILITY, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (1,420,794)	$ (1,125,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	704,762	168,122
Common stock issued for services	20,667	36,200
Common stock issued for directors compensation	120,000	120,000
Common stock issued for interest	-	10,415
Debt modification	-	45,339
Fair Value of shares in connection of notes payable	10,000	-
Interest on debt restructuring	-	22,970
Change in fair value of derivative liability	(149,550)	139,773
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,500	(4,500)
Deposit	-	2,700
Inventory	(19,765)	-
Deferred revenues	5,233	-
Accounts payable and accrued expenses-related parties	25,858	-
Accounts payable and accrued expenses	98,380	323,599
Net cash used in operating activities	(600,709)	(260,615)

Cash flows from financing activities:
Proceeds from sale of common stock	-	20,848
Proceeds from issuance of convertible notes payable	663,500	275,500
Principal repayments of convertible notes payable	(74,830)	(30,000)
Principal repayments of loan payable	(37,250)	-
Proceeds from issuance of loans payable	49,980	6,000

Net cash provided by financing activities	601,400	272,348

Net increase in cash	691	11,733

Cash, beginning of period	41	349

Cash, end of period	$ 732	$ 12,082

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 13,552	$ -
Cash paid for income taxes	$ -	$ -

Non-cash investing and financing activities:

Common stock issued pursuant to conversion of convertible debt	$ 402,342	$ 155,110
Common stock issued pursuant to conversion of loan payable	$ -	$ 11,000
Common stock issued to satisfy accrued interest	$ -	$ 3,900
Restricted stock issued in connection with issuance of bridge loans	$ -	$ 3,965
Embedded conversion features	$ 961,736	$ 306,145
Reclassification of liability contracts to equity	$ 354,324	$ -
Deemed dividends- Series B preferred Stock	$ 349,383	$ 351,333

See Notes to Unaudited Consolidated Financial Statements.

PROTEXT MOBILITY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

ProText Mobility, Inc. develops, markets and sells software solutions for the mobile communications market primarily aimed at protecting children from dangers derived from mobile communications and mobile device use. The Company has evolved its business plan from developing software solely for personal computers (“PCs”) to developing software for products designed for the mobile industry. The Company’s offerings include solutions for both the consumer and enterprise markets, with downloadable applications for mobile communications devices: SafeText, DriveAlert & Compliant Wireless.

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

The consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K/A filed with the SEC on August 19, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $1.4 million and $1.1million for the nine months ended September 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $53.1 million at September 30, 2014.

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

The Company has launched DriveAlert, one of the Company’s products, with certain dealerships during the second quarter of 2014.  Revenue from DriveAlert, consists of fees charged for the use of car device with downloadable software.  The terms with the end-users range between one to seven years and are payable upfront to the dealerships, which then remits the proceeds, net of their commissions to the Company.

The Company’s sold hardware contains software components that are essential to the overall functionality of the products. The Company recognizes revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.

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

 Use of Estimates:

 The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, and assumptions used in the valuation of derivative liability using the binomial method, such as expected volatility, risk-free interest rate, and expected dividend rate.

Earnings Per Share:

The Company utilizes the guidance per FASB Codification “ASC 260 "Earnings Per Share". Basic earnings per share is calculated on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share, which is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation, plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding, is not presented separately as it is anti-dilutive. Such securities, shown below, presented on a common share equivalent basis and outstanding as of September 30, 2014 and 2013 have been excluded from the per share computations as their effect would be anti-dilutive:

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

Research and development costs were expensed as incurred. The Company’s research and development costs amounted to $39,050, during the nine months ended September 30, 2014.

Inventory

Inventory at September 30, 2014 consists of 662 units of DriveAlert held at the Company’s premises.  The inventory is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method

Derivative Liabilities:

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine months ended September 30, 2014 and 2013, the Company had notes payable outstanding in which the conversion rate was variable and the embedded conversion feature was not clearly and closely related to the economic characteristics and risks of the host contract.  Accordingly, the Company has recognized a derivative liability in connection with such instruments. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance at every balance sheet thereafter and in determining which valuation is most appropriate for the instrument (e.g., Binomial), the expected volatility, the implied risk free interest rate, as well as the expected dividend rate.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014 using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$803,719	$-	$-	$803,719

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$345,857	$-	$-	$345,857

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of and for the periods ended September 30, 2014 and December 31, 2013, respectively.

Debt Derivative Liability
Balance, January 1, 2013	$-
Initial fair value of embedded conversion features at note issuances	379,952
Reclassification of liability contract to equity	-
Changes in fair value between measurement dates	(34,095)
Balance, December 31, 2013	$345,857

Debt Derivative Liability
Balance, January 1, 2014	$345,857
Initial fair value of embedded conversion features at note issuances	961,736
Reclassification of liability contract to equity	(354,324)
Changes in fair value between measurement dates	(149,550)
Balance, September 30, 2014	$803,719

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

Recently Issued Accounting Pronouncements:

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our unaudited consolidated financial position, results of operations, or cash flows for the nine months ended September 30, 2014 and 2013.

NOTE 3 - STOCK COMPENSATION

The Company’s 2004 Stock Plan (the “2004 Plan”), which is shareholder approved, permits the grant of share options and shares to its employees for up to 1,500,000 shares of Common Stock as stock compensation. All stock options under the 2004 Stock Plan are granted at the fair market value of the Common Stock at the grant date. Employee stock options vest ratably over a three-year period and generally expire 5 years from the grant date.

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

As a result of the adoption of the provision of Share Based Compensation, the Company's results for the nine months ended September 30, 2014 and 2013 include share-based compensation expense for employees and board of directors totaled approximately $120,000 and $120,000, respectively, which have been included in the general and administrative expenses line item in the accompanying consolidated statement of operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset. Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

Accounting for Non-employee Awards:

The Company records its stock-based compensation expense in accordance with ASC 718-10, formerly SFAS 123R, “Share Based Payment” to its non-employee consultants for stock granted.

Stock compensation expense related to stock issued for services was $20,667 and $36,200 for the nine-month periods ended September 30, 2014 and 2013, respectively.  The amounts of stock compensation expense included in research development amounted to $3,200 during the nine-month ended September 30, 2014.  The amounts of stock compensation expense included in selling, general, and administrative expenses amounted to $17,467 and $0 during the nine-month ended September 30, 2014 and 2013, respectively.

There were no options granted to non-employees during the nine months ended September 30, 2014 and 2013.

As of September 30, 2014, $0 of compensation cost related to non-vested stock options was unrecognized.

NOTE 4 - CONVERTIBLE NOTES AND LOANS PAYABLE

The Company generated proceeds of $663,500 and $275,500 from the issuance of convertible notes payable during the nine-month period ended September 30, 2014 and 2013, respectively.

The Company generated proceeds of $49,980 and $6,000 from the issuance of loans payable during the nine-month period ended September 30, 2014 and 2013, respectively.

The Company made principal repayments of $112,080 and $30,000 of the convertible notes payable and loans payable during the nine-month period ended September 30, 2014.

The Company issued 602,189,407 and 392,312 shares of its common stock to satisfy its obligations under an aggregate principal of $402,342 and $155,110 of convertible promissory notes and loans payable during the nine-month period ended September 30, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the nine month period ended September 30, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $359,090 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,900 by issuing 10,050 shares of its common stock during the nine-month period ended September 30, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2014, certain holders of convertible notes aggregating $376,412 in principal assigned their rights to certain investors. Contemporaneously to the assignment, the Company restructured certain terms of the convertible notes, primarily as they related to the conversion terms.  The revised conversion terms provide for conversion rates ranging from 50% to 65% of  a price ranging from the volume weighted-average price for the ten days prior to conversion ( highest conversion ratio) to the lowest trading price s of the 45 days prior to conversion ( lowest conversion ratio).  This change in terms resulted in embedded conversion features amounting to approximately $961,736 recognized at the date of restructure and were recognized as derivative liabilities during the nine-month period ended September 30, 2014.

During the nine-month period ended September 30, 2013, the Company and a holder of three convertible notes payable and accrued interest aggregating $45,861 restructured such notes to a non-convertible loan amounting to $55,000.  The Company recorded an additional $9,139 as interest expense pursuant to this restructure.

The Company recognized amortization of debt discount amounting to $704,762 and $168,122 for the nine-month period ended September 30, 2014 and 2013, respectively, which are included in the Company’s interest expense of approximately $820,942 and $198,508 respectively.

The aggregate amount of outstanding principal under convertible notes payable which have matured at September 30, 2014 amounts to $981,341.

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

NOTE 5 - DERIVATIVE LIABILITIES

The table in Note 2 provides a summary of changes in fair value of the Company’s derivative liabilities as of and for the periods ended September 30, 2014 and December 31, 2013, respectively.

The fair values of the embedded conversion features were determined using Binomial Lattice  based on the following assumptions (1) dividend yield of 0%, (2) expected volatility of 200 to 323% (3) weighted average risk free rate of 0.11% to 0.14%, expected life of 0.04 to 0.5 years and (5) estimated fair value of the Company’s common stock of $0.003 to $0.08 and $1 to $1.20 during the nine-month period ended September 30, 2014 and 2013, respectively.

NOTE 6 -    EQUITY TRANSACTIONS

Common Stock:

In May 2013, the Company increases its authorized share amount from 775,000,000 shares, of which 750,000,000 relate to common shares and 25,000,000 relates to preferred shares, to 975,000,000 shares of which 950,000,000 relate to common shares and 25,000,000 relate to preferred shares. On October 31, 2013 the Company increased its authorized share amount from 950,000,000 to 10,000,000,000 common shares.

Reverse Stock-Split

During February, 2014, the Company’s 1 for 800 reverse stock split of its common stock was declared effective. All information related to the Company’s common stock and price per share of common stock included in the Company’s 2013 information has been restated to reflect the reverse split.

Services Rendered

The Company issued 3,362,500 and 27,438 shares of its common stock (valued at $20,667 and $36,200, respectively) for services rendered by consultants during the nine-month period ended September 30, 2014 and 2013, respectively.

The Company issued 36,689,397 and 113,831,051 shares of its common stock (valued at $120,000 for both periods) as payment for services to the Board of Directors during the nine-month period ended September 30, 2014 and 2013, respectively.

Debt Conversion and related interest

The Company issued 602,189,407 and 392,312 shares of its common stock to satisfy its obligations under an aggregate principal of $402,342 and $155,110 of convertible promissory notes and loans payable during the nine-month period ended September 30, 2014 and 2013, respectively.   Additionally, upon conversion of such promissory notes during the nine month period ended September 30, 2014, the Company reclassified embedded conversion features associated with the promissory notes amounting to $359,090 from liability contracts to equity, which is recorded in the Company’s additional paid-in capital.

The Company satisfied its obligations accrued interest aggregating $3,900 by issuing 10,050 shares of its common stock during the nine-month period ended September 30, 2013.

The Company issued 125,000 shares of its common stock in connection with the issuance of two notes payable during the nine-month period ended September 30, 2014.

Issuance of Common Stock as a Result of Sale of Securities

The Company issued 23,435 shares of common stock for proceeds from the sale of the Company’s common stock of $20,848 during the nine month period ending September 30, 2013.

NOTE 7 - RELATED PARY TRANSACTIONS

The Company had outstanding obligations under certain convertible notes payable certain related parties at September 30, 2014 and 2013.

The Company had senior secured convertible notes payable to one of its directors, amounting to $25,000 at September 30, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $8,229 at September 30, 2014, respectively and the interest expense amounted to $1,875 during the nine-month period ended September 30, 2014 and 2013, respectively. The notes are currently due.

The Company had senior secured convertible notes payable to the father of one of the directors, amounting to $92,000 at September 30, 2014 and December 31, 2013.  This class of notes bears interest at 10% and is convertible at the lesser of 1) 60% of the weighted-average price for the 5-day immediately prior to the conversion or 2) the lowest conversion price of the 120-day period prior to conversion, but no less than the par value.  The accrued interest under such notes amounted to $28,825 at September 30, 2014 and the interest expense amounted to $6,900 during the nine-month period ended September 30, 2014 and 2013, respectively.  The notes are currently due.

The Company had a convertible note payable of $5,000 to the son of the Company’s chief executive officer at September 30, 2014 and December 31, 2013.  The note bears interest at 12% and matured in January 2014.  The accrued interest under such notes amounted to $653 at September 30, 2014 and the interest expense amounted to $450 during the nine-month period ended September 30, 2014.

NOTE 8 - SUBSEQUENT EVENTS

Since October 1, 2014, the Company issued 728,618,704 shares of its common stock pursuant to the conversion of convertible notes payable.

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

The mobile solutions we‘ve developed on our platform utilize our patent pending SmartMessageAnalysis to provide parents peace of mind as it relates to the 3 most serious dangers a child may encounter as they use mobile devices...Bullying, Sexting and Distracted Driving.  We have bundled certain features, and released them under SafeText and DriveAlert. The mobile solutions for the enterprise/corporate compliance are marketed under Compliant Wireless, with consumer solutions marketed under FamilyMobileSafety.

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

Compliant Wireless offers company administrators secure access to a customized web-based and mobile dashboard to review corporate communications and activities taking place on their employee’s mobile devices via the SafeText and DriveAlert modules.  With Compliant Wireless, administrators are offered an effective and robust solution to deter, prevent and monitor for inappropriate mobile activities such as sexting, distracted driving, and bullying while importantly maintaining the integrity of data and content being sent via employer supplied devices.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  To date, the Company has generated minimal revenue and has a history of net losses. As reflected in the unaudited consolidated financial statements, the Company incurred net losses of approximately $1.4 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  In addition, the Company had a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $53.1 million at September 30, 2014.

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

Results of Operations

Comparison of the Results for the Three- and Nine- Months Ended September 30, 2014 and 2013

The increase in research and development expenses during the three- and nine- month period ended September 30, 2014, when compared to the prior year periods, are primarily due to costs associated with the development of DriveAlert , which was launched in the second quarter of 2014, heavier emphasis on developing relationships to market our product.

The increase in Sales, general and administrative expenses during the three- and nine- month periods ended September 30, 2014, when compared to the prior year periods, are primarily due to increased costs associated with heavier emphasis on developing relationships to market our products.

The increase in interest expense during the three- and nine-month period ended September 30, 2014, when compared to the prior periods, is primarily due to increased amortization of our debt discount, which increased from approximately $123,866 and $348,860 during the three- and nine-month period ended September 30, 2013 to approximately $303,146 and $830,942 during the three- and nine-month period ended September 30, 2014.  The increase in amortization of debt discount is primarily due greater amounts of embedded conversion and beneficial conversion features given to noteholders in debt financing during the last quarter of fiscal 2013 and the first half of fiscal 2014, which resulted in greater amount of debt discount.

The change in fair value of derivative liability is primarily due to the differences in fair value of derivative liabilities between measurement dates.  The change in fair value is primarily due to a decrease in our stock prices, one of the main driver assumptions in our valuation of derivative liabilities, between measurement dates.

Liquidity and Capital Resources

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements.  To date, the Company has funded its operations with stockholder loans, by issuing notes and by the sale of common and preferred stock.  Since inception, the Company has not generated any significant cash flows from operations.  At September 30, 2014, the Company had cash and cash equivalents of approximately $732 and a working capital deficiency of approximately $4.7 million.  If the Company does not generate sufficient revenues from the sales of its products in an amount necessary to meet its cash needs, the Company will need additional financing to continue to operate. There are no assurances that the Company can continue to successfully raise additional financing.  If the Company fails to raise additional financing, it might have to file for reorganization under bankruptcy laws to satisfy its outstanding liabilities.

Net cash used in operating activities for the nine month period ended September 30, 2014 consists of our net loss of approximately $1,420,794 adjusted for certain non-cash expenses which are as follows:

Aforementioned debt discount of approximately $705,000;

Fair value of shares of common stock for services issued to consultants and directors of $141,000;

Changes in the fair value of derivative liabilities of approximately $150,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $124,000 between September 30, 2014 and December 31, 2013, which is primarily due to an increase in accrued interest.

Our cash flows provided by financing activities during the nine-month period ended September 30, 2014 amounted to approximately $601,000, which consists of proceeds from the issuance of convertible promissory notes and loans payable of approximately $713,000 offset by principal repayments on such convertible promissory notes and loans payable of approximately $112,000.

Net cash used in operating activities for the nine month period ended September 30, 2013 consists of our net loss of approximately $1,125,000 adjusted for certain non-cash expenses which are as follows:

Aforementioned debt discount of approximately $170,000;

Fair value of shares of common stock for services issued to consultants and directors of $156,000.

Additionally, our accounts payable and accrued expenses (including related parties) increased by approximately $323,599 between September 30, 2013 and January 01, 2013, which is primarily due to an general increase in accounts payable resulting from our inability to generate enough funds to pay such liabilities during that period.

Our cash flows provided by financing activities during the nine-month period ended September 30, 2013 amounted to approximately $272,000, which consists of proceeds from the issuance of convertible promissory notes and loans payable of approximately $302,000 offset by principal repayments on such convertible promissory notes and loans payable of approximately $30,000.

Critical Accounting Policies:

There have been no changes to our accounting principles set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with SEC. Refer to such report for a listing of all such accounting principles.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014 and have concluded that, as of such date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

(b)

Changes in Internal Controls.  There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,500,000 shares of its common stock (valued at $1,850) for services rendered by four consultants during the three-month period ended September 30, 2014.

The Company issued 30,075,188 shares of its common stock ( valued at $40,000 ), in aggregate, to its two Board members,  as payment for services to the Board of Directors during the three-month period ended September 30, 2014.

The Company issued 559,667,961 shares of its common stock to satisfy its obligations under an aggregate principal of $190,296 of convertible promissory notes during the three-month period ended September 30, 2014.  The shares issued upon conversion of the notes payable were issued in reliance upon Section 3 (a) (9) of the Securities Act of 1933.

Unless otherwise stated, the above securities were issued pursuant to the exemption from registration under Section 4(a) (2) of the Securities Act for transactions not involving a public offering.

During the three-month period ended September 30, 2014, one of the Company’s note holders assigned a portion of its interest in a note to certain investors.  Pursuant to the assignments, the Company agreed to restructure the terms of the notes as follows:

Item 3.  Defaults upon Senior Securities.

The Company is currently in default on the 10% convertible notes totaling $114,034 of principal as of September 30, 2014.

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

Date: February 04, 2015