Form 10-Q/A
period 2014-09-30
ProText Mobility, Inc.
filed 2015-02-20
CIK 1163573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q / Amendment 1

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

The purpose of this  Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10Q”), originally filed with the U.S. Securities and Exchange Commission on February 4, 2015 is to furnish Exhibit 101 to the Form 10-K (Interactive Data or XBRL files).

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

Date: February 20, 2015